Form 10-Q
period 1993-12-31
ASHLAND OIL INC
filed 1994-02-10
CIK 7694

SECURITIES AND EXCHANGE COMMISSION


                               Washington, D. C. 20549


                                      Form 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended December 31, 1993

                                          OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
               For the transition period from __________ to __________


                            Commission File Number 1-2918

                                  ASHLAND OIL, INC.
                (Exact name of registrant as specified in its charter)


                      Kentucky                          61-0122250
          (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)           Identification No.)

       1000 Ashland Drive, Russell, Kentucky               41169
      (Address of principal executive offices)          (Zip Code)

          P. O. Box 391, Ashland, Kentucky                 41114
                 (Mailing Address)                      (Zip Code)


     Registrant's telephone number, including area code (606)329-3333

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No
                                                           ---   ----

     At January 31, 1994, there were 60,252,127 shares of Registrant's Common Stock outstanding. One-half of one Right to purchase one-tenth of a share of Cumulative Preferred Stock, Series of 1987 accompanies each outstanding share of Registrant's Common Stock.

                               PART I - FINANCIAL INFORMATION
    _____________________________________________________________________________________________

    ASHLAND OIL, INC. AND SUBSIDIARIES
    STATEMENTS OF CONSOLIDATED INCOME
    _____________________________________________________________________________________________
                                                                       Three  months ended
                                                                           December 31
                                                                   -----------------------------
    (In thousands except per share data)                                 1993            1992
    _____________________________________________________________________________________________
    REVENUES
       Sales and operating revenues (including excise taxes)      $ 2,571,576     $ 2,554,856
       Other                                                            6,435          17,090
                                                                   ------------   ------------
                                                                    2,578,011       2,571,946
    COSTS AND EXPENSES
       Cost of sales and operating expenses                         1,914,262       2,032,454
       Excise taxes on products and merchandise                       205,830         162,686
       Selling, general and administrative expenses                   246,569         229,546
       Depreciation, depletion and amortization                        72,419          74,214
       General corporate expenses                                      18,832          15,870
                                                                   ------------   ------------
                                                                    2,457,912       2,514,770
                                                                   ------------   ------------

    OPERATING INCOME                                                  120,099          57,176

    OTHER INCOME (EXPENSE)
       Interest income                                                    455             304
       Interest expense                                               (29,316)        (31,953)
       Equity income (loss)                                            (6,379)          8,741
                                                                   ------------   ------------

    INCOME BEFORE INCOME TAXES                                         84,859          34,268
       Income taxes                                                    26,480           9,520
                                                                   ------------   ------------

    NET INCOME                                                     $   58,379     $    24,748
                                                                   ============   ============

    EARNINGS PER SHARE - Note E
       Primary                                                     $      .90     $       .41
       Assuming full dilution                                      $      .83     $       .41

    DIVIDENDS PAID PER COMMON SHARE                                $      .25     $       .25


     SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

     _____________________________________________________________________________________________

     ASHLAND OIL, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED BALANCE SHEETS
     _____________________________________________________________________________________________
                                                   December 31      September 30      December 31
     (In thousands)                                       1993              1993             1992
     _____________________________________________________________________________________________


                    ASSETS
     CURRENT ASSETS
        Cash and cash equivalents                  $    63,078      $    40,984       $    61,612
        Accounts receivable                          1,124,144        1,198,643         1,045,696
        Allowance for doubtful accounts                (20,947)         (20,318)          (16,909)
        Construction completed and in progress          26,689           50,972            16,599
        Inventories - Note B                           561,087          552,406           644,855
        Deferred income taxes                           71,601           78,243            87,303
        Other current assets                            68,337           72,071            65,094
                                                   ------------     ------------      ------------
                                                     1,893,989        1,973,001         1,904,250
     INVESTMENTS AND OTHER ASSETS
        Investments in and advances to
          unconsolidated affiliates                    270,683          279,978           277,203
        Investments of captive insurance companies     190,474          184,689           181,736
        Cost in excess of net assets of companies
          acquired                                      64,229           64,650            67,796
        Other noncurrent assets                        288,017          279,634           272,726
                                                   ------------     ------------      ------------
                                                       813,403          808,951           799,461
     PROPERTY, PLANT AND EQUIPMENT
        Cost                                         5,757,269        5,704,852         5,558,715
        Accumulated depreciation, depletion and
          amortization                              (2,994,661)      (2,934,987)       (2,824,967)
                                                   ------------     ------------      ------------
                                                     2,762,608        2,769,865         2,733,748
                                                   ------------     ------------      ------------

                                                   $ 5,470,000      $ 5,551,817       $ 5,437,459
                                                   ============     ============      ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
        Debt due within one year                   $   126,747      $   158,862       $   123,566
        Trade and other payables                     1,314,636        1,418,491         1,508,708
        Income taxes                                    38,153           41,560            54,788
                                                   ------------     ------------      ------------
                                                     1,479,536        1,618,913         1,687,062
     NONCURRENT LIABILITIES
        Long-term debt (less current portion)        1,383,619        1,399,458         1,592,575
        Accrued pension and other postretirement
          benefits                                     514,933          510,662           530,133
        Reserves of captive insurance companies        186,025          173,039           172,141
        Deferred income taxes                           44,012           43,857            45,296
        Other long-term liabilities and deferred
          credits                                      366,552          351,094           324,566
        Commitments and contingencies - Note C
                                                   ------------     ------------      ------------
                                                     2,495,141        2,478,110         2,664,711
     STOCKHOLDERS' EQUITY
        Convertible preferred stock                    293,179          293,179                 -
        Common stockholders' equity                  1,202,144        1,161,615         1,085,686
                                                   ------------     ------------      ------------
                                                     1,495,323        1,454,794         1,085,686
                                                   ------------     ------------      ------------

                                                   $ 5,470,000      $ 5,551,817       $ 5,437,459
                                                   ============     ============      ============


     SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

    ________________________________________________________________________________________________________

    ASHLAND OIL, INC. AND SUBSIDIARIES
    STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS' EQUITY
    ________________________________________________________________________________________________________
                                                                             Loan to
                                                                           leveraged
                                                                            employee
                                                                  Deferred     stock    Prepaid
                                                               translation ownership  contribu-
                                    Common  Paid-in   Retained adjustments      plan    tion to
    (In thousands)                   stock  capital   earnings   and other   (LESOP)      LESOP       Total
    ________________________________________________________________________________________________________

     BALANCE AT OCTOBER 1, 1992  $ 59,948  $146,418  $  930,990 $  6,586   $ (34,519) $(23,386) $1,086,037
       Net income                                        24,748                                     24,748
       Dividends on common stock                        (14,710)                          (278)    (14,988)
       Issued common stock under
         stock incentive plans          9       106                                                    115
       Other changes                                             (10,226)                          (10,226)
                                 --------  --------- ---------- ---------  ---------- --------- -----------
     BALANCE AT DECEMBER 31,
      1992                       $ 59,957  $146,524  $  941,028 $ (3,640)  $ (34,519) $(23,664) $1,085,686
                                 ========  ========= ========== =========  ========== ========= ===========

     BALANCE AT OCTOBER 1, 1993  $ 60,022  $142,481  $1,008,264 $ (9,801)  $ (33,457) $ (5,894) $1,161,615
       Net income                                        58,379                                     58,379
       Dividends on common stock                        (14,881)                          (141)    (15,022)
       Dividends on preferred
         stock                                           (4,688)                                    (4,688)
       Issued common stock
         under stock incentive
         plans                        102     2,388                                                  2,490
       Other changes                            (16)               (912)         298                  (630)
                                 --------  --------- ---------- ---------  ---------  --------- -----------
     BALANCE AT DECEMBER 31,
       1993                      $ 60,124  $144,853  $1,047,074 $(10,713)  $ (33,159) $ (6,035) $1,202,144
                                 ======== ========== ========== =========  =========  ========= ===========


     SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

    ____________________________________________________________________________________________________

    ASHLAND OIL, INC. AND SUBSIDIARIES
    STATEMENTS OF CONSOLIDATED CASH FLOWS
    ____________________________________________________________________________________________________
                                                                             Three months ended
                                                                                December 31
                                                                        --------------------------------
    (In thousands)                                                          1993                 1992
    ____________________________________________________________________________________________________

     CASH FLOWS FROM OPERATIONS
       Net income                                                      $  58,379             $  24,748
       Expense (income) not affecting cash
          Depreciation, depletion and amortization (1)                    75,408                76,922
          Deferred income taxes                                            6,790                10,810
          Undistributed earnings of unconsolidated affiliates              8,430                (6,156)
          Loss (gain) on sale of operations - net
            of current income taxes                                        3,125                (1,499)
          Other noncash items                                             25,401                (4,200)
       Change in operating assets and liabilities (2)                    (14,042)               21,956
                                                                       ----------            ----------
                                                                         163,491               122,581

     CASH FLOWS FROM FINANCING
       Proceeds from issuance of long-term debt                                -               255,000
       Proceeds from issuance of capital stock                             2,490                   115
       Repayment of long-term debt                                       (35,885)              (89,312)
       Decrease in short-term debt                                       (12,069)             (200,495)
       Dividends paid                                                    (19,710)              (14,988)
                                                                       ----------            ----------
                                                                         (65,174)              (49,680)

     CASH FLOWS FROM INVESTMENT
       Additions to property, plant and equipment                        (73,921)              (99,132)
       Purchase of operations - net of cash acquired                      (4,876)               (1,470)
       Proceeds from sale of operations                                    4,592                40,597
       Disposals of property, plant and equipment                          3,341                 7,386
       Investment purchases (3)                                          (73,287)             (106,427)
       Investment sales and maturities (3)                                67,928                94,473
                                                                       ----------            ----------
                                                                         (76,223)              (64,573)
                                                                       ----------            ----------
     INCREASE IN CASH AND CASH EQUIVALENTS                                22,094                 8,328

     CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                      40,984                53,284
                                                                       ----------            ----------

     CASH AND CASH EQUIVALENTS - END OF PERIOD                         $  63,078             $  61,612
                                                                       ==========            ==========


     ___________________________________________________________________________________________________

     (1)  Includes amounts charged to general corporate expenses.
     (2)  Excludes changes resulting from operations acquired or sold.
     (3)  Represents primarily investment transactions of captive insurance companies.



     SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

    _________________________________________________________________________

    ASHLAND OIL, INC. AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    _________________________________________________________________________

    NOTE A - GENERAL

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end audit adjustments which may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, as amended by Form 10-K/A, Amendment No. 1 filed December 2, 1993 (hereinafter referred to as "Form 10-K"). Results of operations for the period ended December 31, 1993, are not necessarily indicative of results to be expected for the year ending September 30, 1994.

    NOTE B - INVENTORIES

         _______________________________________________________________________
                                       December 31   September 30    December 31
           (In thousands)                     1993           1993           1992
         _______________________________________________________________________


           Crude oil                   $   228,875     $  273,189   $   374,726
           Petroleum products              241,611        257,726       278,875
           Chemicals and other products    349,084        336,494       352,655
           Materials and supplies           43,823         44,570        43,809
           Excess of replacement costs
             over LIFO carrying values    (302,306)      (359,573)     (405,210)
                                        -----------    -----------  ------------
                                       $   561,087     $  552,406   $   644,855
                                       ============    ===========  ============

    NOTE C - LITIGATION, CLAIMS AND CONTINGENCIES

         Federal, state and local statutes and regulations relating to the protection of the environment and the health and safety of employees and other individuals have a significant impact on the conduct of Ashland's businesses. For information regarding environmental and health and safety expenditures and reserves, see the "Miscellaneous - Governmental Regulation and Action - Environmental Protection" section of Ashland's Form 10-K.

         Environmental reserves are subject to considerable uncertainties which affect Ashland's ability to estimate its share of the ultimate costs of remediation efforts. Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts, varying costs of alternate cleanup methods, changes in environmental remediation requirements, the potential effect of technological improvements, the number and financial strength of other potentially responsible parties at multi-party sites, and the identification of new environmental sites. As a result, charges to income for environmental liabilities could have a material effect on results of operations in a particular quarter or fiscal year as assessments and remediation efforts proceed or as new claims arise. However, such charges are not expected to have a material adverse effect on Ashland's consolidated financial position.

         Ashland has numerous insurance policies from insurers that provide coverage at various levels for environmental liabilities. Ashland is currently involved in negotiations concerning the amount of insurance coverage for environmental costs under certain of these policies. In addition, certain costs of remediation efforts related to underground storage tanks are eligible for reimbursement from state administered funds. Probable recoveries related to costs incurred in prior years or expected to be incurred in future years are included in other noncurrent assets.

         Ashland has indemnified the purchaser of Riley Consolidated, an engineering company sold in 1990, against losses related to certain custom boilers built by Riley and other matters. Ashland is continuing its efforts to resolve remaining issues related to this indemnity. Future charges could be incurred under this indemnity, but any amounts are uncertain at this time.

         In addition, Ashland and its subsidiaries are parties to numerous claims and lawsuits (some of which are for substantial amounts) with respect to product liability and commercial and other matters. While these claims and actions are being contested, the outcome of individual matters is not predictable with assurance. Although any actual liability is not determinable as of December 31, 1993, Ashland believes that any liability resulting from these matters involving Ashland and its subsidiaries, after taking into consideration Ashland's insurance coverages and amounts already provided for, should not have a material adverse effect on Ashland's consolidated financial position.

    NOTE D - ACQUISITIONS AND DIVESTITURES

         During the quarter ended December 31, 1993, Ashland acquired an asphalt terminal in Lexington, Kentucky and a specialty chemicals business. These acquisitions were accounted for as purchases. Also during the period, Ashland completed the sale of its Illinois Basin crude oil gathering and trucking operations. These acquisitions and divestitures did not have a significant impact on Ashland's consolidated financial statements.

         A definitive agreement has been signed to sell most of APAC's Arizona operations to Kiewit Construction Group, Inc., a subsidiary of Peter Kiewit Sons, Inc., a construction company based in Omaha, Nebraska. The transaction is expected to close in the March quarter and will substantially complete the company's previously announced asset divestiture program.

    ___________________________________________________________________________________________________
    ASHLAND OIL, INC. AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    ___________________________________________________________________________________________________

    NOTE E - COMPUTATION OF EARNINGS PER SHARE
    ___________________________________________________________________________________________________

                                                                              Three  months ended
                                                                                   December 31
                                                                       -------------------------------
       (In thousands except per share data)                                 1993              1992
     ___________________________________________________________________________________________________
       PRIMARY EARNINGS PER SHARE
       Income available to common shares
          Net income                                                   $  58,379          $ 24,748
          Ashland Coal, Inc. (ACI) equity income (net of income taxes)         -            (4,853)
          Ashland's share of ACI primary earnings per
            share (net of income taxes)                                        -             4,409
          Dividends on convertible preferred stock                        (4,688)                -
                                                                       ----------         ---------
                                                                       $  53,691          $ 24,304
                                                                       ==========         =========

       Average common shares and equivalents outstanding
          Average common shares outstanding                               60,086            59,951
          Common shares issuable upon exercise of stock options              452                97
          Share adjustment for prepaid contribution to LESOP                (563)           (1,112)
                                                                       ----------         ---------
                                                                          59,975            58,936
                                                                       ==========         =========

       Earnings per share                                              $     .90          $    .41
                                                                       ==========         =========
     ___________________________________________________________________________________________________


       EARNINGS PER SHARE ASSUMING FULL DILUTION
       Income available to common shares
          Net income                                                   $  58,379          $ 24,748
          ACI equity income (net of income taxes)                              -            (4,853)
          Ashland's share of ACI earnings per share assuming full
            dilution (net of income taxes)                                     -             4,089
          Interest on convertible debentures (net of income taxes)         1,465                 -
                                                                       ----------         ---------
                                                                       $  59,844          $ 23,984
                                                                       ==========         =========

       Average common shares and equivalents outstanding
          Average common shares outstanding                               60,086            59,951
          Common shares issuable upon
            Exercise of stock options                                        468               125
            Conversion of debentures                                       2,773                 -
            Conversion of preferred stock                                  9,276                 -
          Share adjustment for prepaid contribution to LESOP                (563)           (1,112)
                                                                       ----------         ---------
                                                                          72,040            58,964
                                                                       ==========         =========

       Earnings per share                                              $     .83          $    .41
                                                                       ==========         =========

     _________________________________________________________________________________
     ASHLAND OIL, INC. AND SUBSIDIARIES
     INFORMATION BY INDUSTRY SEGMENT
     _________________________________________________________________________________
                                                              Three months ended
                                                                  December 31
                                                      --------------------------------
     (Dollars in thousands except as noted)                   1993            1992
     _________________________________________________________________________________
     SALES AND OPERATING REVENUES
       Petroleum                                      $ 1,165,820        $ 1,218,288
       SuperAmerica                                       423,817            482,369
       Valvoline                                          271,812            205,476
       Chemical                                           643,152            617,256
       Construction                                       316,052            274,685
       Exploration                                         51,579             76,494
       Intersegment sales                                (300,656)          (319,712)
                                                      ------------       ------------
                                                      $ 2,571,576        $ 2,554,856
                                                      ============       ============
     OPERATING INCOME
       Petroleum                                      $    44,682        $    (7,853)
       SuperAmerica                                        21,375             18,023
       Valvoline                                           14,740             13,219
                                                      ------------       ------------
          Total Refining and Marketing Group               80,797             23,389
       Chemical                                            28,300             18,511
       Construction                                        19,916             10,508
       Exploration                                          9,918             20,638
       General corporate expenses                         (18,832)           (15,870)
                                                      ------------       ------------
                                                      $   120,099        $    57,176
                                                      ============       ============
     EQUITY INCOME (LOSS)
       Arch Mineral Corporation                       $    (7,392)       $     1,900
       Ashland Coal, Inc.                                    (707)             5,258
       Other                                                1,720              1,583
                                                      ------------       ------------
                                                      $    (6,379)       $     8,741
                                                      ============       ============
     OPERATING INFORMATION
       Petroleum
          Product sales (barrels per day) (1)             377,036            336,749
          Refining inputs (barrels per day) (2)           359,450            326,542
          Value of products manufactured per barrel   $     20.79        $     23.80
          Input cost per barrel                             15.79              20.39
                                                      ------------       ------------
          Refining margin per barrel                  $      5.00        $      3.41
       SuperAmerica
          Product sales (barrels per day)                  71,855             79,239
          Merchandise sales                           $   123,444        $   143,996
       Valvoline product sales (barrels per day) (1)       16,513             14,797
       Construction backlog
          At end of period                            $   502,515        $   565,835
          Increase (decrease) during period           $   (41,924)       $    14,391
       Exploration
          Net daily production
            Natural gas (thousands of cubic feet) (1)     100,239             99,313
            Nigerian crude oil (barrels)                   19,472             23,477
          Sales price
            Natural gas (per thousand cubic feet)     $      2.56        $      3.06
            Nigerian crude oil (per barrel)           $     15.14        $     18.92
       Arch Mineral Corporation (3)
          Tons sold (thousands)                             3,830              5,461
          Sales price per ton                         $     24.08        $     25.52
       Ashland Coal, Inc. (3)
          Tons sold (thousands)                             3,430              5,356
          Sales price per ton                         $     31.89        $     29.77

     _________________________________________________________________________________

     (1)  Includes intersegment sales.
     (2)  Includes crude oil and other purchased feedstocks.
     (3)  Amounts are reported on a 100% basis for these affiliated companies accounted for on the equity method.

     ___________________________________________________________________________
     ASHLAND OIL, INC. AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS
     ___________________________________________________________________________

     RESULTS OF OPERATIONS

     Ashland recorded net income of $58 million for the first quarter of fiscal 1994, compared to net income of $25 million for the first quarter of fiscal 1993. The current quarter's earnings represent Ashland's best December quarter since 1988 and the third-best first quarter in the company's history. Operating income for the current quarter totaled $120 million, compared to $57 million for last year's first quarter. The improvement reflected a strong performance from Ashland Petroleum and record results from SuperAmerica and Valvoline. Operating income from Chemical and Construction was also above that of a year ago, while Exploration showed a decline. In addition, Ashland's coal investments reported equity losses compared to income in last year's first quarter.

     In an effort to improve Ashland's competitive position, an employee-driven process, known as Advantage Ashland, was initiated in July 1993, to evaluate overhead costs companywide. The first phase of this program, which focused on the Corporate staff, was completed in November and annualized savings of nearly $9 million dollars were identified. The second phase, which is focusing on the operating divisions, is currently underway and should be completed by June 1994. The third and final phase will examine Ashland Services Company.

     PETROLEUM

     Operating income for Ashland Petroleum totaled $45 million for the three months ended December 31, 1993, compared to an operating loss of $8 million for the same period last year. An increase in refining margins (the difference between the value of products manufactured and input cost) and higher product sales volumes were the key reasons for this quarter's improvement in earnings. The refining margin was $5.00 per barrel for the first quarter of fiscal 1994, compared to $3.41 in last year's first quarter, benefiting from very favorable distillate prices early in the quarter and from lower crude oil costs. Ashland Petroleum was able to capitalize on market conditions in October as a result of its recent capital spending program that enabled the refineries to produce low-sulfur diesel fuel. However, near the end of the quarter, wholesale product prices dropped faster than crude prices, resulting in weaker wholesale margins.

     Ashland Petroleum made substantial progress toward its long-term goal of improving profits and reducing costs by $1 per barrel of daily refining
     capacity by the end of fiscal 1994.   Refining margins are currently at
     profitable levels, crude costs continue to be low, and distillate demand is strong due in part to the severe winter. However, for the March 1994 quarter, refinery inputs will be curtailed by planned maintenance at the Catlettsburg, Kentucky refinery late in the quarter.

     SUPERAMERICA

     For the three months ended December 31, 1993, SuperAmerica achieved a record quarterly income of $21 million, compared to last year's first quarter profit of $18 million. Exceptionally strong gasoline margins and an improvement in merchandise gross profit more than offset a decline in sales volumes due to the sale of 80 stores in non-strategic marketing areas during fiscal 1993. At December 31, 1993, 591 SuperAmerica stores were operating, compared to 644 stores at December 31, 1992.

     VALVOLINE

     For the three months ended December 31, 1993, Valvoline set a new first quarter earnings record with operating income of $15 million, compared to the previous record of $13 million established last year. The increase in earnings reflected higher branded U.S. motor oil sales volumes and record earnings from Valvoline Instant Oil Change (VIOC). An increase in the number of company-operated quick-lube outlets from 319 at December 31, 1992, to 346 at December 31, 1993, combined with higher average car counts and ticket prices, contributed to VIOC's profit improvement.

     CHEMICAL

     For the three months ended December 31, 1993, Ashland Chemical's operating income totaled $28 million, compared to $19 million for the same period last year, reflecting a stronger U.S. economy. Operating income from the distribution group was the highest of any quarter on record as sales volumes in thermoplastics distribution increased 18% from last year and chemical distribution sales and margins improved. The specialty chemicals group recorded its best first quarter results ever, with all businesses reporting improved sales volume. Also, income from the petrochemical group was well above the same quarter in the prior year as methanol margins improved.

     CONSTRUCTION

     Operating income from the APAC construction operations for the three months ended December 31, 1993, amounted to $20 million this year, compared to $11 million last year. Construction operations benefited from improved margins, more favorable operating conditions, and a better quality backlog. Earnings improved from all operating regions as revenues were the highest in company history for a December quarter. Backlog at December 31, 1993, totaled $503 million, compared to $566 million at December 31, 1992.

     A definitive agreement has been signed to sell most of APAC's Arizona operations to Kiewit Construction Group, Inc., a subsidiary of Peter Kiewit Sons, Inc., a construction company based in Omaha, Nebraska. The transaction is expected to close in the March quarter.

     EXPLORATION

     For the first quarter of fiscal 1994, Ashland Exploration's operating income totaled $10 million, compared to $21 million for the same period last year. Domestic operating income decreased $12 million principally due to a 16% decline in natural gas prices. Prior year results also included the favorable impact of a contract settlement. Earnings from foreign operations increased this year despite the ongoing decline in Nigerian crude oil production. This year's operating results reflect a $2 million decline in exploration expense, as the prior year period included seismic acquisition activity on two offshore blocks in Nigeria.

     GENERAL CORPORATE EXPENSES

     For the first quarter of fiscal 1994, general corporate expenses totaled $19 million, compared to expenses of $16 million for the quarter ended December 31, 1992. Results for the prior year included income from a receipt related to the previous sale of an engineering company concerning an earnout arrangement and other matters, partially offset by an increase in expenses resulting from debt prepayments.

     OTHER INCOME (EXPENSE)

     Interest expense for the quarter ended December 31, 1993, declined when compared to the same period for the prior year, reflecting a decline in total debt outstanding. During fiscal 1993, funds provided from long-term borrowings and the issuance of convertible preferred stock were used to retire long-term debt, based on scheduled maturities or opportunities for lower interest rates.

     Ashland recorded an equity loss from Arch Mineral of $7 million for the current quarter, compared to equity income of $2 million for the three months ended December 31, 1992. The decline in earnings was due to the unfavorable variances in sales volumes and operating costs attributed primarily to the United Mine Workers of America (UMWA) strike, partially offset by favorable adjustments to black lung liabilities, as a result of revised actuarial valuations.

     Results for Ashland Coal declined for the quarter ended December 31, 1993, producing an equity loss of $1 million, compared to equity income of $5 million for the same period last year. The negative effect of the UMWA strike, coupled with damage (now repaired) to a coal silo at Mingo Logan Coal Company, reduced Ashland Coal's earnings for the quarter.

     Since the prolonged UMWA strike was settled in mid-December, both Arch Mineral and Ashland Coal now expect an improvement in earnings over the December quarter. During the fourth quarter of fiscal 1993, Arch Mineral and Ashland Coal began preliminary discussions about a possible business combination. These discussions have continued, but there is no assurance that such a combination will occur.

     FINANCIAL POSITION

     LIQUIDITY

     Ashland's financial position has enabled it to continue investment grade ratings on its indebtedness and obtain capital for its financing needs. Ashland's senior debt ratings are Baa1 from Moody's and BBB from Standard & Poor's. Ashland has revolving credit agreements providing for up to $350 million in borrowings, none of which were in use at December 31, 1993. During the current quarter, Ashland filed a shelf registration statement to allow for offerings of an additional $250 million in medium-term notes. Ashland had previously filed shelf registration statements for $750 million of which $698 million had been sold. Consequently, at December 31, 1993, Ashland could issue an additional $302 million in medium-term notes should future opportunities or needs arise. Ashland also has access to commercial paper markets and various uncommitted lines of credit, and had short-term notes and commercial paper of $64 million outstanding at December 31, 1993. Certain debt agreements contain covenants restricting the amount by which Ashland can increase its indebtedness. Under these covenants, Ashland's indebtedness could have been increased by up to $619 million at December 31, 1993.

     Cash and cash equivalents at December 31, 1993, were $63 million, compared to $41 million at September 30, 1993. Cash flows from operations, a major source of Ashland's liquidity, amounted to $163 million for the three months ended December 31, 1993, compared to $123 million for the three months ended December 31, 1992. This increase was attributed primarily to higher earnings this year.

     Working capital at December 31, 1993, was $414 million, compared to $354 million at September 30, 1993. Liquid assets (cash, cash equivalents and accounts receivable) as a percent of current liabilities amounted to 79% at December 31, 1993, compared to 75% at September 30, 1993. Ashland's working capital is significantly affected by its use of the LIFO method of inventory valuation, which valued such inventories at $302 million below their replacement costs at December 31, 1993.

     CAPITAL RESOURCES

     For the three months ended December 31, 1993, property additions amounted to $74 million, compared to $99 million for the same period last year, reflecting the expected reduction of Ashland Petroleum's capital expenditures in fiscal 1994 as a result of the completion of various refinery units in 1993. Property additions (including exploration costs and geophysical expenses) and cash dividends for the remainder of 1994 are estimated at $319 million and $59 million, respectively. Ashland anticipates meeting its 1994 capital requirements for property additions and dividends primarily from internally generated funds and divestitures of assets. However, external financing may be necessary to provide funds for the remaining contractual maturities of $52 million for long-term debt, for acquisitions or for common stock purchases.

     As previously mentioned, a definitive agreement has been signed to sell most of APAC's Arizona operations to Kiewit Construction Group, Inc. The transaction is expected to close in the March quarter and will substantially complete the company's previously announced asset divestiture program. Proceeds generated from the divestiture will be used to reduce debt or fund capital requirements for property additions and dividends, as needed.

     At December 31, 1993, up to 3.5 million additional shares of common stock can be purchased from time to time in open market transactions under Ashland's repurchase program. The number of shares ultimately purchased and the prices Ashland will pay for its stock are subject to periodic review by management. No shares have been purchased under this program since 1991.

     Ashland's capitalization at December 31, 1993, consists of debt due within one year (4%), long-term debt (45%), deferred income taxes (1%), convertible preferred stock (10%), and common stockholders' equity (40%). Reflecting an improvement in the balance sheet, total debt as a percent of total capitalization dropped below 50%, having been in excess of 60% as recently as a year ago. At December 31, 1993, long-term debt included $85 million of floating-rate debt, and the interest rates on an additional $405 million of fixed-rate debt were converted to floating rates through interest rate swaps. As a result, interest costs will fluctuate with short-term interest rates in 1994 on over 30% of Ashland's long-term debt.

     ENVIRONMENTAL MATTERS

     Federal, state and local statutes and regulations relating to the protection of the environment and the health and safety of employees and other individuals have resulted in higher operating costs and capital investments by the industries in which Ashland operates. Because of the continuing trend toward greater environmental awareness and increasingly stringent environmental regulations, Ashland believes that expenditures for compliance with environmental, health and safety regulations will continue to have a significant impact on the conduct of its businesses. Although it cannot predict accurately how these developments will affect future operations and earnings, Ashland does not believe its costs will vary significantly from those of its competitors in the petroleum and chemical industries.

     Environmental reserves are subject to considerable uncertainties which affect Ashland's ability to estimate its share of the ultimate costs of remediation efforts. Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts, varying costs of alternate cleanup methods, changes in environmental remediation requirements, the potential effect of technological improvements, the number and financial strength of other potentially responsible parties at multi-party sites, and the identification of new environmental sites. As a result, charges to income for environmental liabilities could have a material effect on results of operations in a particular quarter or fiscal year as assessments and remediation efforts proceed or as new claims arise. However, such charges are not expected to have a material adverse effect on Ashland's consolidated financial position, cash flow or liquidity.

                             PART II - OTHER INFORMATION
     Item 1.  LEGAL PROCEEDINGS

          Environmental Proceedings - (1) As of December 31, 1993, Ashland was subject to 64 notices received from the United States Environmental Protection Agency ("USEPA") identifying Ashland as a "potentially responsible party" ("PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and the Superfund Amendment and Reauthorization Act ("SARA") for potential joint and several liability for cleanup costs in connection with alleged releases of hazardous substances from various waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the USEPA in accordance with procedures established under CERCLA and SARA regulations, in which Ashland is participating as a member of various PRP groups. Generally, the relief sought by the USEPA includes remediation of contaminated soil and groundwater, reimbursement for the costs of site cleanup or oversight expended by the USEPA, and long-term monitoring of environmental conditions at the sites.
          Ashland also periodically receives notices from state environmental agencies pursuant to similar state legislation. Ashland carefully monitors the investigatory and remedial activity at each of the sites. Based on its experience with site remediation, its familiarity with current environmental laws and regulations, its analysis of the specific hazardous substances at issue, the existence of other financially viable PRPs and its current estimates of investigatory, clean-up and monitoring costs at each site, Ashland believes that its liability at these sites, either individually or in the aggregate, will not exceed established reserves by a material amount. Estimated costs for these matters are recognized in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.

          (2) On March 26, 1993, Ashland received a Notice of Violation and Opportunity to Show Cause ("Show Cause Notice") from the USEPA. The Show Cause Notice alleges violations of Section 304 of the Emergency Planning and Community Right-to-Know Act of 1986 ("EPCRA") in that while Ashland notified the Kentucky Division for Air Quality, it allegedly, on various occasions, failed to notify certain other appropriate agencies about releases of a regulated substance in amounts greater than the reportable quantity from its Catlettsburg refinery. Ashland and the USEPA are engaged in settlement discussions, but no final settlement has been reached.

          El Paso Dispute - On March 11, 1993, a complaint was filed by El Paso Refinery, L.P., against Scurlock Permian Corporation ("SPC"), a wholly owned subsidiary of Ashland, in the District Court of El Paso County, Texas. El Paso Refinery, L.P., is currently in Chapter 7 bankruptcy. Plaintiff alleges that SPC wrongfully breached certain duties under a contract to supply crude oil. Plaintiff further alleges violations of Texas usury law, common law fraud and duress and seeks substantial damages. In an apparent companion case filed the same day by individual plaintiffs (two officers of El Paso Refining, Inc., the general partner of El Paso Refinery, L.P.), damages are sought against SPC and others based upon the execution by plaintiffs of promissory notes in connection with the financing of the refinery. Ashland and SPC believe these complaints to be without merit and intend to defend them vigorously. SPC is a creditor in the El Paso bankruptcy proceeding and had filed a proof of claim for approximately $39,000,000 against the bankrupt estate. As of February 4, 1994, SPC had received approximately $16,900,000 from the liquidation of collateral. Ashland believes its current reserves are adequate to cover any shortfall that could be sustained in the bankruptcy proceeding.

     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) Ashland's Annual Meeting of Shareholders was held on January 27, 1994, at the Ashland Petroleum Executive Office Building, Ashland Drive, Russell, Kentucky at 10:30 a.m.

          (b)  Ashland's shareholders at said meeting elected 6 directors:

                                   Votes

                                         Affirmative     Negative
              Paul W. Chellgren           53,223,625      671,957
              Ralph E. Gomory             52,994,584      900,998
              Patrick F. Noonan           53,239,235      656,347
              Jane C. Pfeiffer            53,210,227      685,355
              Michael D. Rose             53,233,676      661,906
              Dr. Robert B. Stobaugh      53,229,117      666,465

           Directors who continued in office: Jack S. Blanton, Thomas E. Bolger, Samuel C. Butler, Frank C. Carlucci, James B. Farley, Edmund
           B. Fitzgerald, John R. Hall, James R. Rinehart, William L. Rouse, and James W. Vandeveer.

          (c) Ashland's shareholders at said meeting approved the Ashland Oil, Inc. Deferred Compensation and Stock Incentive Plan for Non-Employee Directors (the "Plan") by a vote of 43,758,014 affirmative to 9,449,794 negative and 691,976 abstention votes. A copy of the Plan is attached as Exhibit 10.18.

          (d) Ashland's shareholders at said meeting ratified the appointment of Ernst & Young as independent auditors for fiscal year 1994 by a vote of 53,222,932 affirmative to 446,172 negative and 230,797 abstention votes.

          (e) Although not presented at said meeting, the results of voting on a shareholder proposal for the Board of Directors to take steps necessary to require that at future elections of directors all directors be elected annually were 31,486,703 negative to 18,647,405 affirmative and 1,410,651 abstention and 2,349,565 broker non-votes.

     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

              10.18 Copy of Ashland Oil, Inc. Deferred Compensation and
                    Stock Incentive Plan for Non-Employee Directors.


          (b) Reports on Form 8-K

              None

                                      SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934,

     the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Ashland Oil, Inc.
                                             (Registrant)



     Date: February 10, 1994                 /s/ Kenneth L. Aulen
                                             ___________________________
                                             Kenneth L. Aulen
                                             Administrative Vice President
                                             and Controller (Chief
                                             Accounting Officer)


     Date: February 10, 1994

                                             /s/ Thomas L. Feazell
                                             ____________________________
                                             Thomas L. Feazell
                                             Senior Vice President,
                                             General Counsel and Secretary