Form 10-Q
period 1994-03-31
ASHLAND OIL INC
filed 1994-05-09
CIK 7694

SECURITIES AND EXCHANGE COMMISSION


                              Washington, D. C. 20549


                                     Form 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended March 31, 1994

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  Yes  X    No ___

  At April 30, 1994, there were 60,622,599 shares of Registrant's Common Stock outstanding. One-half of one Right to purchase one-tenth of a share of Cumulative Preferred Stock, Series of 1987 accompanies each outstanding share of Registrant's Common Stock.

                                                     PART I - FINANCIAL INFORMATION
  ---------------------------------------------------------------------------------------------------------------
  ASHLAND OIL, INC. AND SUBSIDIARIES
  STATEMENTS OF CONSOLIDATED INCOME
  ---------------------------------------------------------------------------------------------------------------
                                                       Three months ended            Six months ended
                                                            March 31                     March 31
                                                    -------------------------    --------------------------------
  (In thousands except per share data)                     1994          1993            1994               1993
  ---------------------------------------------------------------------------------------------------------------
  REVENUES
      Sales and operating revenues (including
       excise taxes)                                $ 2,206,642  $  2,385,614    $  4,778,218       $  4,940,470
      Other                                              16,590        28,114          23,025             45,204
                                                    ------------ -------------   -------------      -------------
                                                      2,223,232     2,413,728       4,801,243          4,985,674
  COSTS AND EXPENSES
      Cost of sales and operating expenses            1,609,654     1,872,295       3,523,916          3,904,749
      Excise taxes on products and merchandise          199,120       157,269         404,950            319,955
      Selling, general and administrative expenses      251,793       259,493         498,362            489,039
      Depreciation, depletion and amortization           71,507        73,216         143,926            147,430
      General corporate expenses                         23,229        21,083          42,061             36,953
                                                    ------------ -------------   -------------      -------------
                                                      2,155,303     2,383,356       4,613,215          4,898,126
                                                    ------------ -------------   -------------      -------------

  OPERATING INCOME                                       67,929        30,372         188,028             87,548

  OTHER INCOME (EXPENSE)
      Interest income                                       454           391             909                695
      Interest expense                                  (28,950)      (32,183)        (58,266)           (64,136)
      Equity income (loss)                                3,936         3,805          (2,443)            12,546
                                                    ------------ -------------   -------------      -------------

  INCOME BEFORE INCOME TAXES                             43,369         2,385         128,228             36,653
      Income taxes                                       10,450         1,550          36,930             11,070
                                                    ------------ -------------   -------------      -------------

  NET INCOME                                        $    32,919  $        835    $     91,298       $     25,583
                                                    ============ =============   =============      =============

  EARNINGS PER SHARE - Note E
      Primary                                       $       .47  $        .01    $       1.36       $        .43
      Assuming full dilution                        $       .46  $        .01    $       1.30       $        .42


  DIVIDENDS PAID PER COMMON SHARE                   $       .25  $        .25    $        .50       $        .50

  SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

  -----------------------------------------------------------------------------------------------------
  ASHLAND OIL, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED BALANCE SHEETS
  -----------------------------------------------------------------------------------------------------
                                                        March 31  September 30        March 31
  (In thousands)                                            1994          1993            1993
  -----------------------------------------------------------------------------------------------------
           ASSETS

  CURRENT ASSETS
      Cash and cash equivalents                       $   64,981   $    40,984     $    62,955
      Accounts receivable                              1,096,515     1,198,643       1,045,452
      Allowance for doubtful accounts                    (21,422)      (20,318)        (17,365)
      Construction completed and in progress              22,262        50,972           8,624
      Inventories - Note B                               594,257       552,406         619,129
      Deferred income taxes                               63,460        78,243          92,796
      Other current assets                                90,794        72,071         121,925
                                                      -----------  ------------    ------------
                                                       1,910,847     1,973,001       1,933,516
  INVESTMENTS AND OTHER ASSETS
      Investments in and advances to unconsolidated
       affiliates                                        268,801       279,978         277,697
      Investments of captive insurance companies         190,494       184,689         195,968
      Cost in excess of net assets of companies
       acquired                                           55,396        64,650          66,890
      Other noncurrent assets                            291,768       279,634         273,697
                                                      -----------  ------------    ------------
                                                         806,459       808,951         814,252
  PROPERTY, PLANT AND EQUIPMENT
      Cost                                             5,763,707     5,704,852       5,604,691
      Accumulated depreciation, depletion and
       amortization                                   (2,985,863)   (2,934,987)     (2,857,390)
                                                      -----------  ------------    ------------

                                                       2,777,844     2,769,865       2,747,301
                                                      -----------  ------------    ------------

                                                      $5,495,150   $ 5,551,817     $ 5,495,069
                                                      ===========  ============    ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
      Debt due within one year                        $   71,089   $   158,862     $   208,825
      Trade and other payables                         1,367,277     1,418,491       1,533,006
      Income taxes                                        23,079        41,560          41,043
                                                      -----------  ------------    ------------
                                                       1,461,445     1,618,913       1,782,874
  NONCURRENT LIABILITIES
      Long-term debt (less current portion)            1,377,433     1,399,458       1,559,349
      Accrued pension and other postretirement
        benefits                                         508,495       510,662         513,052
      Reserves of captive insurance companies            191,611       173,039         186,373
      Deferred income taxes                               34,035        43,857          49,913
      Other long-term liabilities and deferred credits   393,769       351,094         323,814
      Commitments and contingencies - Note C
                                                      -----------  ------------    ------------
                                                       2,505,343     2,478,110       2,632,501
  STOCKHOLDERS' EQUITY
      Convertible preferred stock                        293,179       293,179               -
      Common stockholders' equity                      1,235,183     1,161,615       1,079,694
                                                      -----------  ------------    ------------
                                                       1,528,362     1,454,794       1,079,694
                                                      -----------  ------------    ------------
                                                      $5,495,150   $ 5,551,817     $ 5,495,069
                                                      ===========  ============    ============


  SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

 ----------------------------------------------------------------------------------------------------------------------------
  ASHLAND OIL, INC. AND SUBSIDIARIES
  STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS' EQUITY

 ----------------------------------------------------------------------------------------------------------------------------
                                                                                      Loan to
                                                                                    leveraged
                                                                                     employee
                                                                        Deferred        stock
                                                                     translation    ownership          Prepaid
                                    Common     Paid-in    Retained   adjustments         plan     contribution
  (In thousands)                     stock     capital    earnings     and other      (LESOP)         to LESOP          Total

 ----------------------------------------------------------------------------------------------------------------------------
  BALANCE  AT OCTOBER 1, 1992     $ 59,948  $  146,418  $  930,990     $  6,586    $ (34,519)       $ (23,386)   $ 1,086,037
    Net income                                              25,583                                                    25,583
    Dividends on common stock                              (29,422)                                      (556)       (29,978)
    Issued common stock under
       stock incentive plans            12         138                                                                   150
    Allocation of LESOP shares
       to participants                                                                                  9,073          9,073
    Other changes                                                       (11,612)         441          (11,171)
                                  --------- ----------  -----------    ---------   ----------       ----------   ------------
  BALANCE AT MARCH 31, 1993       $ 59,960  $ 146,556   $  927,151     $ (5,026)   $ (34,078)       $ (14,869)   $ 1,079,694
                                  ========= ==========  ===========    =========   ==========       ==========   ============

  BALANCE AT OCTOBER 1, 1993      $ 60,022  $ 142,481   $1,008,264     $ (9,801)   $ (33,457)       $  (5,894)   $ 1,161,615
    Net income                                              91,298                                                    91,298
    Dividends on common stock                              (29,851)                                      (281)       (30,132)
    Dividends on preferred
       stock                                                (9,375)                                                   (9,375)
    Issued common stock under
       stock incentive plans           585     15,725                                                                 16,310
    Allocation of LESOP shares
       to participants                                                                                  6,175          6,175
    Other changes                                (156)                   (1,141)         589                            (708)
                                  --------- ----------   -----------   ---------   ----------       ----------   ------------
  BALANCE AT MARCH 31, 1994       $ 60,607  $ 158,050    $1,060,336    $(10,942)   $ (32,868)       $       -    $ 1,235,183
                                  ========= ==========   ===========   =========   ==========       ==========   ============


  SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

  ------------------------------------------------------------------------------
  ASHLAND OIL, INC. AND SUBSIDIARIES
  STATEMENTS OF CONSOLIDATED CASH FLOWS
  ------------------------------------------------------------------------------
                                                            Six months ended
                                                                March 31
                                                       -------------------------
  (In thousands)                                             1994         1993
  ------------------------------------------------------------------------------

  CASH FLOWS FROM OPERATIONS
     Net income                                         $  91,298    $  25,583
     Expense (income) not affecting cash
       Depreciation, depletion and amortization <F1>      149,957      153,057
       Deferred income taxes                                9,780        9,800
       Undistributed earnings of unconsolidated
         affiliates                                         5,193       (4,080)
       Gain on sale of operations - net of current
         income taxes                                        (355)      (9,635)
       Other noncash items                                 29,080          587
     Change in operating assets and liabilities <F2>       14,172       (5,391)
                                                        ----------   ----------
                                                          299,125      169,921

  CASH FLOWS FROM FINANCING
     Proceeds from issuance of long-term debt                   -      273,000
     Proceeds from issuance of capital stock               16,310          150
     Repayment of long-term debt                          (34,628)    (135,283)
     Decrease in short-term debt                          (76,500)    (120,491)
     Dividends paid                                       (39,507)     (29,978)
                                                        ----------   ----------
                                                         (134,325)     (12,602)
  CASH FLOWS FROM INVESTMENT
     Additions to property, plant and equipment          (152,987)    (203,573)
     Purchase of operations - net of cash acquired        (42,895)      (1,470)
     Proceeds from sale of operations                      53,937       63,045
     Disposals of property, plant and equipment             6,612       19,845
     Investment purchases <F3>                           (135,814)    (220,614)
     Investment sales and maturities <F3>                 130,344      195,119
                                                        ----------   ----------
                                                         (140,803)    (147,648)
                                                        ----------   ----------

  INCREASE IN CASH AND CASH EQUIVALENTS                    23,997        9,671

  CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD          40,984       53,284
                                                        ----------   ----------

  CASH AND CASH EQUIVALENTS - END OF PERIOD             $  64,981    $  62,955
                                                        ==========   ==========
[FN]
  <F1>  Includes amounts charged to general corporate expenses.
  <F2>  Excludes changes resulting from operations acquired or sold.
  <F3>  Represents primarily investment transactions of captive insurance companies.



  SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

 -------------------------------------------------------------------------------
  ASHLAND OIL, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ------------------------------------------------------------------------------

  NOTE A - GENERAL

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end audit adjustments which may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, as amended by Form 10-K/A, Amendment No. 1 filed December 2, 1993 (hereinafter referred to as "Form 10-K"). Results of operations for the periods ended March 31, 1994, are not necessarily indicative of results to be expected for the year ending September 30, 1994.

  NOTE B - INVENTORIES

        ------------------------------------------------------------------------
                                          March 31    September 30     March 31
        (In thousands)                        1994            1993         1993
        ------------------------------------------------------------------------

        Crude oil                        $ 243,959       $ 273,189    $ 344,827
        Petroleum products                 274,936         257,726      300,439
        Chemicals and other products       349,602         336,494      343,231
        Materials and supplies              43,118          44,570       45,274
        Excess of replacement costs
          over LIFO carrying values       (317,358)       (359,573)    (414,642)
                                         ----------      ----------   ----------
                                         $ 594,257       $ 552,406    $ 619,129
                                         ==========      ==========   ==========

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

        Environmental reserves are subject to considerable uncertainties which affect Ashland's ability to estimate its share of the ultimate costs of remediation efforts. Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts, varying costs of alternate cleanup methods, changes in environmental remediation requirements, the potential effect of technological improvements, the number and financial strength of other potentially responsible parties at multi-party sites, and the identification of new environmental sites. As a result, charges to income for environmental liabilities could have a material adverse effect on results of opera-tions in a particular quarter or fiscal year as assessments and remediation efforts proceed or as new claims arise. However, such charges are not expected to have a material adverse effect on Ashland's consolidated financial position.

        Ashland has numerous insurance policies from insurers that provide coverage at various levels for environmental liabilities. Ashland is currently involved in negotiations concerning the amount of insurance coverage for environmental costs under certain of these policies. In addition, certain costs of remediation efforts related to underground storage tanks are eligible for reimbursement from various state administered funds. Probable recoveries related to costs incurred in prior years or expected to be incurred in future years are included in other noncurrent assets.

        Ashland has indemnified the purchaser of an engineering company sold in 1990 against losses related to certain custom boilers built by the company and other matters. Ashland is continuing its efforts to resolve remaining issues related to this indemnity. Future charges could be incurred under this indemnity, but any amounts are uncertain at this time.

        In addition, Ashland and its subsidiaries are parties to numerous claims and lawsuits (some of which are for substantial amounts) with respect to product liability and commercial and other matters. While these claims and actions are being contested, the outcome of individual matters is not predictable with assurance. Although any actual liability is not determinable as of March 31, 1994, Ashland believes that any liability resulting from these matters involving Ashland and its subsidiaries, after taking into consideration Ashland's insurance coverages and amounts already provided for, should not have a material adverse effect on Ashland's consolidated financial position.

  NOTE D - ACQUISITIONS AND DIVESTITURES

        During the six months ended March 31, 1994, Ashland acquired an asphalt terminal in Lexington, Kentucky, Valvoline distributorships in six European countries, three specialty chemicals businesses and a North Carolina paving company. These acquisitions were accounted for as purchases and did not have a significant impact on Ashland's consolidated financial statements.

        Also during the period, Ashland completed the sale of its Illinois Basin crude oil gathering and trucking operations and most of APAC's Arizona operations. Proceeds from the sale of these operations totaled $53,937,000 and resulted in no significant gain or loss.




  ------------------------------------------------------------------------------------------------------------
  ASHLAND OIL, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ------------------------------------------------------------------------------------------------------------

  NOTE E - COMPUTATION OF EARNINGS PER SHARE
  ------------------------------------------------------------------------------------------------------------
                                                      Three months ended              Six  months ended
                                                           March 31                        March 31
                                                    -----------------------      -----------------------------
  (In thousands except per share data)                  1994          1993            1994               1993
  ------------------------------------------------------------------------------------------------------------
  PRIMARY EARNINGS PER SHARE
  Income available to common shares
     Net income                                     $ 32,919     $     835       $  91,298          $  25,583
     Ashland Coal, Inc. (ACI) equity income
       (net of income taxes)                               -        (1,560)              -             (6,414)
     Ashland's share of ACI primary earnings
       per share (net of income taxes)                     -         1,537               -              5,946
     Dividends on convertible preferred stock         (4,687)            -          (9,375)                 -
                                                    ---------    ----------      ----------         ----------
                                                    $ 28,232     $     812       $  81,923          $  25,115
                                                    =========    ==========      ==========         ==========
  Average common shares and equivalents
     outstanding
     Average common shares outstanding                60,361        59,959          60,222             59,955
     Common shares issuable upon exercise of
       stock options                                     872           126             662                126
     Share adjustment for prepaid contribution
       to LESOP                                         (560)       (1,109)           (561)            (1,110)
                                                    ---------    ----------      ----------         ----------
                                                      60,673        58,976          60,323             58,971
                                                    =========    ==========      ==========         ==========

  Earnings per share                                $    .47     $     .01       $    1.36          $     .43
                                                    =========    ==========      ==========         ==========

  ------------------------------------------------------------------------------------------------------------

  EARNINGS PER SHARE ASSUMING
     FULL DILUTION
  Income available to common shares
     Net income                                     $ 32,919     $     835       $  91,298          $  25,583
     ACI equity income (net of income taxes)               -        (1,560)              -             (6,414)
     Ashland's share of ACI earnings per share
       assuming full dilution (net of income taxes)        -         1,473               -              5,563
     Interest on convertible debentures (net
       of income taxes)                                    -             -           2,930                  -
     Dividends on convertible preferred stock         (4,687)            -               -                  -
                                                    ---------    ----------      ----------         ----------
                                                    $ 28,232     $     748       $  94,228          $  24,732
                                                    =========    ==========      ==========         ==========

  Average common shares and equivalents
     outstanding
     Average common shares outstanding                60,361        59,959          60,222             59,955
     Common shares issuable upon
       Exercise of stock options                         946           157             925                140
       Conversion of debentures                            -             -           2,772                  -
       Conversion of preferred stock                       -             -           9,276                  -
     Share adjustment for prepaid contribution
       to LESOP                                         (560)       (1,109)           (561)            (1,110)
                                                    ---------    ----------      ----------         ----------
                                                      60,747        59,007          72,634             58,985
                                                    =========    ==========      ==========         ==========

  Earnings per share                                $    .46     $     .01       $    1.30          $     .42
                                                    =========    ==========      ==========         ==========





  ---------------------------------------------------------------------------------------------------------------
  ASHLAND OIL, INC. AND SUBSIDIARIES
  INFORMATION BY INDUSTRY SEGMENT
  ---------------------------------------------------------------------------------------------------------------
                                                       Three months ended               Six months ended
                                                          March 31                          March 31
                                                    -------------------------    --------------------------------
  (Dollars in thousands except as noted)                   1994         1993             1994               1993
  ---------------------------------------------------------------------------------------------------------------
  SALES AND OPERATING REVENUES
     Petroleum                                      $   970,407  $ 1,124,643     $  2,136,227       $  2,342,931
     SuperAmerica                                       380,860      429,350          804,677            911,719
     Valvoline                                          213,174      239,283          484,986            444,759
     Chemical                                           683,337      640,290        1,326,489          1,257,546
     Construction                                       176,402      169,817          492,454            444,502
     Exploration                                         47,648       60,180           99,227            136,674
     Intersegment sales                                (265,186)    (277,949)        (565,842)          (597,661)
                                                    ------------ ------------    -------------      -------------
                                                    $ 2,206,642  $ 2,385,614     $  4,778,218       $  4,940,470
                                                    ============ ============    =============      =============
  OPERATING INCOME
     Petroleum                                      $    30,145  $    (6,103)    $     74,827       $    (13,956)
     SuperAmerica                                         9,627       12,664           31,002             30,687
     Valvoline                                           11,746       12,818           26,486             26,037
                                                    ------------ ------------    -------------      -------------
       Total Refining and Marketing Group                51,518       19,379          132,315             42,768
     Chemical                                            26,051       29,487           54,351             47,998
     Construction                                         3,150            -           23,066             10,508
     Exploration                                         10,439        2,589           20,357             23,227
     General corporate expenses                         (23,229)     (21,083)         (42,061)           (36,953)
                                                    ------------ ------------    -------------      -------------
                                                    $    67,929  $    30,372     $    188,028       $     87,548
                                                    ============ ============    =============      =============
  EQUITY INCOME (LOSS)
     Arch Mineral Corporation                       $     3,670  $      (439)    $     (3,722)      $      1,461
     Ashland Coal, Inc.                                  (1,208)       1,691           (1,915)             6,949
     Other                                                1,474        2,553            3,194              4,136
                                                    ------------ ------------    -------------      -------------
                                                    $     3,936  $     3,805     $     (2,443)      $     12,546
                                                    ============ ============    =============      =============
  OPERATING INFORMATION
     Petroleum
       Product sales (barrels per day) <F1>             304,724      336,115          341,277            336,435
       Refining inputs (barrels per day) <F2>           296,070      338,679          328,109            332,544
       Value of products manufactured per barrel    $     20.02  $     22.35     $      20.45       $      23.07
       Input cost per barrel                              14.44        19.45            15.19              19.92
                                                    ------------ ------------    -------------      -------------
       Refining margin per barrel                   $      5.58  $      2.90     $       5.26       $       3.15
     SuperAmerica
       Product sales (barrels per day)                   65,992       72,855           68,955             76,082
       Merchandise sales                            $   117,489  $   132,676     $    240,933       $    276,672
     Valvoline product sales (barrels per day) <F1>      16,541       15,312           16,527             15,052
     Construction backlog <F3>
       At end of period                             $   508,417  $   564,669     $    508,417       $    564,669
       Increase during period                       $    61,074  $    43,873     $     13,450       $     65,091
     Exploration
       Net daily production
          Natural gas (thousands of cubic
            feet) <F1>                                   96,532      101,396           98,406            100,343
          Nigerian crude oil (barrels)                   19,168       21,611           19,321             22,554
       Sales price
          Natural gas (per thousand cubic feet)     $      2.49  $      2.28     $       2.53       $       2.67
          Nigerian crude oil (per barrel)           $     13.55  $     17.82     $      14.36       $      18.40
     Arch Mineral Corporation <F4>
       Tons sold (thousands)                              5,655        4,921            9,485             10,382
       Sales price per ton                          $     27.31  $     26.03     $      26.01       $      25.76
     Ashland Coal, Inc. <F4>
       Tons sold (thousands)                              4,464        4,534            7,894              9,890
       Sales price per ton                          $     29.77  $     29.52     $      30.69       $      29.66

  ---------------------------------------------------------------------------------------------------------------

  <F1> Includes intersegment sales.
  <F2> Includes crude oil and other purchased feedstocks.
  <F3> Amounts have been restated to exclude APAC's Arizona operations which were sold in February 1994.
  <F4> Amounts are reported on a 100% basis for these affiliated companies accounted for on the equity method.

  ------------------------------------------------------------------------------
  ASHLAND OIL, INC. AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS
  ------------------------------------------------------------------------------

  RESULTS OF OPERATIONS

  Current Quarter - Ashland recorded its best second quarter since 1986 with net income of $33 million for the three months ended March 31, 1994, compared to net income of $1 million for the same period last year. Operating income for the current quarter totaled $68 million, compared to $30 million for last year's second quarter. The increase in earnings was due primarily to Ashland Petroleum's improved results. Each of the non-refining businesses also had strong performances, and overall results from coal operations were profitable following the December conclusion of the mine workers' strike.

  Year-to-Date - Net income for the six months ended March 31, 1994, amounted to $91 million, compared to net income of $26 million for the six months ended March 31, 1993. The improvement reflected substantially higher earnings from Ashland Petroleum. Operating results from SuperAmerica, Valvoline, Chemical, and Construction were also above that of a year ago, while Exploration showed a decline. In addition, Ashland's coal investments reported equity losses compared to income last year.


  PETROLEUM

  Current Quarter - Operating income for Ashland Petroleum totaled $30 million for the quarter ended March 31, 1994, compared to a loss of $6 million for the same period last year. The improvement in earnings reflected an increase in the refining margin (the difference between the value of products manufactured and input cost) from $2.90 per barrel in 1993 to $5.58 per barrel in 1994. Margins were strong throughout the quarter as crude oil costs remained low and product prices strengthened from the levels experienced late in the December 1993 quarter. This improvement was limited by lower-than-normal product volumes due to a scheduled maintenance turnaround at the Catlettsburg, Kentucky refinery during the latter part of the quarter. The quarter ended March 31, 1993, included a gain of $15 million on the sale of TPT, an inland waterways barge operation.

  Year-to-Date - For the six months ended March 31, 1994, Ashland Petroleum recorded an operating profit of $75 million compared to an operating loss of $14 million for the same period last year, which included the $15 million gain noted above. An increase in the refining margin to $5.26 per barrel this year, compared to $3.15 per barrel last year, accounted for the majority of the improvement in earnings. Ashland Petroleum continues to make progress toward its long-term goal of improving profits and reducing costs by $1 per barrel of daily refining capacity by the end of fiscal 1994. Since the end of the quarter ended March 31, 1994, refining margins have contracted; however,
  U. S. petroleum product inventories are generally low which should ultimately be favorable for margins.


  SUPERAMERICA

  Current Quarter - Operating income for the second quarter of fiscal 1994 totaled $10 million, compared to $13 million for the second quarter of fiscal 1993. The decline in earnings reflected lower sales volumes for both gasoline and merchandise, due to the sale of 80 stores in non-strategic areas last year. From continuing operations, SuperAmerica experienced strong margins and volumes for both gasoline and merchandise, although retail gasoline margins declined somewhat from the December 1993 quarter.

  Year-to-Date - For the six months ended March 31, 1994, SuperAmerica's operating income of $31 million remains slightly ahead of 1993's record pace. Increases in gasoline and merchandise margins more than offset a decline in sales volumes due to fewer stores. The division expects to add 25 stores this year in markets directly supplied by Ashland Petroleum and 12 stores were completed in the first six months. At March 31, 1994, 594 stores were operating, compared to 641 stores at March 31, 1993.


  VALVOLINE

  Current Quarter - For the three months ended March 31, 1994, operating income for Valvoline totaled $12 million, compared to $13 million for the same period last year. Higher revenues from branded motor oil and Valvoline Instant Oil Change (VIOC) were more than offset by lower earnings from automotive chemical sales. Increased branded motor oil revenues were the result of higher motor oil sales volumes and favorable customer response to value-added promotions and Valvoline's new Durablend semi-synthetic motor oil. Improved VIOC sales reflected increases in the number of company owned stores, average ticket prices and average car counts. However, earnings from automotive chemicals were adversely affected by lower margins. In early March, Valvoline completed the acquisition of distributorships in six European countries.

  Year-to-Date - For the six months ended March 31, 1994, Valvoline set a new first half earnings record with operating income of $26 million, slightly above the earnings reported last year. Higher revenues from branded motor oil and VIOC were partially offset by lower earnings from automotive chemical sales. The fluctuations in these operations were a result of the same factors described in the quarter comparison.


  CHEMICAL

  Current Quarter - For the second quarter of fiscal 1994, Ashland Chemical's operating income totaled $26 million, compared to last year's record March quarter of $29 million. Reduced petrochemical production, due primarily to the turnaround at Catlettsburg, and higher environmental remediation expenses were major contributors to the decline. Despite record sales, operating income for the distribution group was down, reflecting higher operating expenses. The specialty chemicals group reported its highest second quarter operating income in its history as a growing economy stimulated demand.

  Year-to-Date - For the six months ended March 31, 1994, operating income totaled $54 million, compared to $48 million for the same period last year. Income from the distribution group and the specialty chemicals group increased this year reflecting improved sales volumes. However, these increases were partially offset by higher environmental remediation expenses and lower Petrochemical results.


  CONSTRUCTION

  Current Quarter - For the second quarter of fiscal 1994, Construction operations reported operating income of $3 million, compared to break-even results for the same period last year. During the quarter, the sale of most of APAC's Arizona operations to Kiewit Construction Group, Inc. was completed, resulting in a gain that exceeded unusually low winter costs, which are normally deferred and amortized over the last six months of the year. The decline in winter costs reflected better margins, more favorable operating conditions, and a better quality backlog.

  Year-to-Date - For the six months ended March 31, operating income totaled $23 million this year, compared to $11 million last year. The increase in income is a result of the same factors described in the quarter comparison. Backlog at March 31, 1994, of $508 million was down from the $565 million at March 31, 1993, which has been adjusted to exclude the Arizona operations. With no deferred winter costs to amortize over the rest of the year, Construction's outlook is very positive.


  EXPLORATION

  Current Quarter - Operating income for the three months ended March 31, 1994, totaled $10 million, compared to income of $3 million for the same period last year. Earnings from domestic operations were $2 million higher as increased natural gas prices and a decline in exploration costs were only partially offset by a reduction in natural gas volumes produced. Income from foreign operations increased this quarter despite the ongoing decline in Nigerian crude oil production. Improved results from crude oil trading activities and the fact that last year's operating income included higher expenses associated with seismic acquisition activity on two offshore blocks in Nigeria were responsible for the increased earnings. Ashland has reached an agreement to assign to TOTAL, the French multinational integrated oil and gas company, a 50 percent interest in a production sharing contract signed in 1992 between Ashland and the Nigerian National Petroleum Corporation for these two offshore blocks. The interpretation of new seismic data is near completion and the first exploration well is scheduled to commence later this month.

  Year-to-Date - Operating income for the six months ended March 31, 1994, totaled $20 million, compared to $23 million for the same period last year. Domestic operating income decreased $10 million, due principally to a $4 million reduction in natural gas revenues reflecting lower prices as well as a $1 million decline in crude oil revenues due to the weakness in world crude oil prices. Prior year results also included the favorable impact of a contract settlement. Foreign operating income increased $7 million primarily for the same reasons noted in the quarter comparison.



  GENERAL CORPORATE EXPENSES

  For the second quarter of this year, general corporate expenses totaled $23 million compared to $21 million last year. Reflected in this year's results were increases in expenses for key employee incentive compensation plans and general environmental and litigation reserves, partially offset by a gain resulting from the repayment of certain partially reserved notes from affiliated companies. These net expenses are partially responsible for the $5 million increase in the year-to-date comparison. In addition, six-months results for the prior year included income from a receipt related to the previous sale of an engineering company concerning an earnout arrangement and other matters, partially offset by losses resulting from debt prepayments.


  OTHER INCOME (EXPENSE)

  Interest expense for the quarter and year-to-date periods ended March 31, 1994, declined when compared to the same periods for the prior year, reflecting a decline in total debt outstanding. During fiscal 1993, funds provided from long-term borrowings and the issuance of convertible preferred stock were used to retire long-term debt, based on scheduled maturities or opportunities for lower interest rates.

  Equity income from Arch Mineral increased $4 million for the quarter but decreased $5 million for the six months ended March 31, 1994. The increase in earnings for the quarter was attributed to excellent performances at several of the Apogee mines, reflecting higher sales volumes and lower unit operating costs. In addition, the prior year's second quarter results included payments to the Bituminous Coal Operators Association under a mutual assistance pact, while the current quarter included income as a result of a change in vacation policy for salaried employees. Earnings for the year-to-date period declined, reflecting the negative impact of the United Mine Worker's of America (UMWA) strike on this year's first quarter profits.

  Ashland recorded an equity loss from Ashland Coal of $1 million for the current quarter and an equity loss of $2 million for the six months ended March 31, 1994. This compares to last year's second quarter equity income of $2 million and $7 million for the year-to-date. Unfavorable mining costs in the current quarter reflected severe winter weather, unexpected adverse geological conditions at one mine and the operational aftereffects of the UMWA strike. A damage recovery related to a 1992 silo collapse at Mingo Logan's preparation plant partially offset the effects of the higher costs in the quarter. In addition to these items, the year-to-date results for the current fiscal year were negatively impacted by the effect of the UMWA strike on the first quarter's profits.


  FINANCIAL POSITION
  ------------------

  LIQUIDITY

  Ashland's financial position has enabled it to continue investment grade ratings on its indebtedness and obtain capital for its financing needs. Ashland's senior debt ratings are Baa1 from Moody's and BBB from Standard & Poor's. Ashland has revolving credit agreements providing for up to $350 million in borrowings, none of which were in use at March 31, 1994. At that date under a shelf registration with the Securities and Exchange Commission, Ashland could issue an additional $302 million in medium-term notes as future opportunities or needs arise. Ashland also has access to commercial paper markets and various uncommitted lines of credit, none of which were in use at March 31, 1994. Certain debt agreements contain covenants restricting the amount by which Ashland can increase its indebtedness. Under these covenants, Ashland's indebtedness could have been increased by an additional $720 million at March 31, 1994.

  Cash and cash equivalents at March 31, 1994, were $65 million, compared to $41 million at September 30, 1993. Cash flows from operations, a major source of Ashland's liquidity, amounted to $299 million for the six months ended March 31, 1994, compared to $170 million for the six months ended March 31,1993. This increase was attributed primarily to higher earnings this year.

  Working capital at March 31, 1994, was $449 million, compared to $354 million at September 30, 1993. Liquid assets (cash, cash equivalents and accounts receivable) as a percent of current liabilities amounted to 78% at March 31, 1994, compared to 75% at September 30, 1993. Ashland's working capital is significantly affected by its use of the LIFO method of inventory valuation, which valued such inventories at $317 million below their replacement costs at March 31, 1994.


  CAPITAL RESOURCES

  For the six months ended March 31, 1994, property additions amounted to $153 million, compared to $204 million for the same period last year, reflecting the expected reduction of Ashland Petroleum's capital expenditures in fiscal 1994 as a result of the completion of various refinery units in 1993. Property additions (including exploration costs and geophysical expenses) and cash dividends for the remainder of 1994 are estimated at $249 million and $39 million, respectively. Ashland anticipates meeting its remaining 1994 capital requirements for property additions and dividends primarily from internally generated funds. However, external financing may be necessary to provide funds for the remaining contractual maturities of $52 million for long-term debt, for acquisitions or for common stock purchases.

  During the quarter, the sale of APAC's Arizona operations to Kiewit Construction Group, Inc. was finalized, substantially completing the company's previously announced asset divestiture program. Proceeds from the divestiture were combined with internally generated funds and used to reduce debt, fund capital requirements for property additions and pay dividends.

  At March 31, 1994, up to 3.5 million additional shares of common stock can be purchased from time to time in open market transactions under Ashland's repurchase program. The number of shares ultimately purchased and the prices Ashland will pay for its stock are subject to periodic review by management. No shares have been purchased under this program since 1991.

  Ashland's capitalization at March 31, 1994, consists of debt due within one year (2%), long-term debt (46%), deferred income taxes (1%), convertible preferred stock (10%), and common stockholders' equity (41%). Reflecting an improvement in the balance sheet, total debt as a percent of total capitalization dropped to 48%, compared to 61% a year ago. At March 31, 1994, long-term debt included $86 million of floating-rate debt, and the interest rates on an additional $430 million of fixed-rate debt were converted to floating rates through interest rate swaps. As a result, interest costs will fluctuate with short-term interest rates in 1994 on 36% of Ashland's long-term debt.


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

                             PART II - OTHER INFORMATION

 Item 1.    LEGAL PROCEEDINGS

         Environmental Proceedings -- (1) As of March 31, 1994, Ashland was subject to 69 notices received from the United States Environmental Protection Agency ("USEPA") identifying Ashland as a "potentially responsible party" ("PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and the Superfund Amendment and Reauthorization Act ("SARA") for potential joint and several liability for cleanup costs in connection with alleged releases of hazardous substances from various waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the USEPA in accordance with procedures established under CERCLA and SARA regulations, in which Ashland may be participating as a member of various PRP groups. Generally, the type of relief sought by the USEPA includes remediation of contaminated soil and/or groundwater, reimbursement for the costs of site cleanup or oversight expended by the USEPA, and/or long-term monitoring of environmental conditions at the sites. Ashland also receives notices from state environmental agencies pursuant to similar state legislation. Ashland carefully monitors the investigatory and remedial activity at each of the sites. Based on its experience with site remediation, its familiarity with current environmental laws and regulations, its analysis of the specific hazardous substances at issue, the existence of other financially viable PRPs and its current estimates of investigatory, clean-up and monitoring costs at each site, Ashland believes that its liability at these sites, either individually or in the aggregate, after taking into account established reserves, will not have a material adverse effect on Ashland s consolidated financial position, cash flow or liquidity. Estimated costs for these matters are recognized in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.

         (2) On March 26, 1993, Ashland received a Notice of Violation and Opportunity to Show Cause ("Show Cause Notice") from the USEPA. The Show Cause Notice alleges violations of Section 304 of the Emergency Planning and Community Right-to-Know Act of 1986 ("EPCRA") in that while Ashland notified the Kentucky Division for Air Quality, it allegedly, on various occasions, failed to notify certain other appropriate agencies about releases of a regulated substance in amounts greater than the reportable quantity from its Catlettsburg refinery. Ashland anticipates signing a settlement with the USEPA pursuant to which Ashland will implement various supplemental environmental projects at the Catlettsburg refinery, fund various internal projects of state and local emergency organizations and pay a civil penalty of $312,000.

         (3) On March 7, 1994, Ashland Chemical Company received a notice of violation from the Georgia Environmental Protection Division ("EPD") seeking a penalty of $130,000 for alleged violations of the Georgia hazardous waste regulations at the company s chemical distribution facility in Doraville, Georgia. The alleged violations include: failure to properly store and label up to seven drums of used absorbent; improper maintenance of the groundwater monitoring wells at the facility; and certain recordkeeping violations. Ashland Chemical has corrected the alleged violations and has reached a settlement with the EPD to pay the sum of $110,000.

         El Paso Dispute -- On March 11, 1993, a complaint was filed by El Paso Refinery, L.P., against Scurlock Permian Corporation ("SPC"), a wholly owned subsidiary of Ashland, in the District Court of El Paso County, Texas. El Paso Refinery, L.P., is currently in Chapter 7 bankruptcy. Plaintiff alleges that SPC wrongfully breached certain duties under a contract to supply crude oil. Plaintiff further alleges violations of Texas usury law, common law fraud and duress and seeks substantial damages. In an apparent companion case filed the same day by individual plaintiffs (two officers of El Paso Refining, Inc., the general partner of El Paso Refinery, L.P.), damages are sought against SPC and others based upon the execution by plaintiffs of promissory notes in connection with the financing of the refinery. Ashland and SPC believe these complaints to be without merit and intend to defend them vigorously. SPC is a creditor in the El Paso bankruptcy proceeding and had filed a proof of claim for approximately $39,000,000 against the bankrupt estate. As of April 18, 1994, SPC had received approximately $16,900,000 from the liquidation of collateral. Ashland believes its current reserves are adequate to cover any shortfall that could be sustained in the bankruptcy proceeding.

 Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the

 Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Ashland Oil, Inc.
                                            --------------------------------
                                               (Registrant)


 Date    May 9, 1994                                Kenneth L. Aulen
                                            --------------------------------
                                             Kenneth L. Aulen
                                             Administrative Vice President
                                             and Controller (Chief
                                             Accounting Officer)


 Date     May 9, 1994                                Thomas L. Feazell
                                            --------------------------------
                                             Thomas L. Feazell
                                             Senior Vice President,
                                             General Counsel and Secretary