Form 10-Q
period 1994-06-30
ASHLAND OIL INC
filed 1994-08-12
CIK 7694

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D. C. 20549


                                    Form 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1994

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

   At July 31, 1994, there were 60,641,858 shares of Registrant's Common Stock outstanding. One-half of one Right to purchase one-tenth of a share of Cumulative Preferred Stock, Series of 1987 accompanies each outstanding share of Registrant's Common Stock.


                                    PART I - FINANCIAL INFORMATION
   --------------------------------------------------------------------------------------------
   ASHLAND OIL, INC. AND SUBSIDIARIES
   STATEMENTS OF CONSOLIDATED INCOME
   --------------------------------------------------------------------------------------------
                                                      Three months ended    Nine months ended
                                                           June 30               June 30
                                                      -------------------   ------------------
   (In millions except per share data)                   1994       1993       1994      1993
   --------------------------------------------------------------------------------------------
   REVENUES
     Sales and operating revenues (including
        excise taxes)                                 $ 2,703    $ 2,605    $ 7,481   $ 7,546
     Other                                                  -         14         23        59
                                                      --------   --------   --------  --------
                                                        2,703      2,619      7,504     7,605
   COSTS AND EXPENSES
     Cost of sales and operating expenses               2,041      2,013      5,565     5,918
     Excise taxes on products and merchandise             227        159        632       479
     Selling, general and administrative expenses         264        251        762       740
     Depreciation, depletion and amortization              73         73        217       220
     General corporate expenses                            26         18         68        55
                                                      --------   --------   --------  --------
                                                        2,631      2,514      7,244     7,412
                                                      --------   --------   --------  --------

   OPERATING INCOME                                        72        105        260       193

   OTHER INCOME (EXPENSE)
     Interest expense - net                               (29)       (29)       (86)      (93)
     Equity income (loss)                                  14         (1)        11        12
                                                      --------   --------   --------  --------

   INCOME BEFORE INCOME TAXES                              57         75        185       112
     Income taxes                                          13         25         49        36
                                                      --------   --------   --------  --------

   NET INCOME                                         $    44    $    50    $   136   $    76
                                                      ========   ========   ========  ========
   EARNINGS PER SHARE - Note E
     Primary                                          $   .65    $   .81    $  2.01   $  1.25
     Assuming full dilution                           $   .63    $   .77    $  1.93   $  1.24

   DIVIDENDS PAID PER COMMON SHARE                    $   .25    $   .25    $   .75   $   .75


   SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

   --------------------------------------------------------------------------------------------
   ASHLAND OIL, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED BALANCE SHEETS
   --------------------------------------------------------------------------------------------
                                                       June 30    September 30        June 30
   (In millions)                                          1994            1993           1993
   --------------------------------------------------------------------------------------------
                ASSETS

   CURRENT ASSETS
     Cash and cash equivalents                         $    46         $    41        $    51
     Accounts receivable                                 1,298           1,198          1,182
     Allowance for doubtful accounts                       (22)            (20)           (17)
     Construction completed and in progress                 51              51             41
     Inventories - Note B                                  696             553            658
     Deferred income taxes                                  60              78             90
     Other current assets                                   72              72             82
                                                       --------        --------       --------
                                                         2,201           1,973          2,087
   INVESTMENTS AND OTHER ASSETS
     Investments in and advances to unconsolidated
       affiliates                                          283             280            273
     Investments of captive insurance companies            187             185            193
     Cost in excess of net assets of companies
       acquired                                             76              65             66
     Other noncurrent assets                               291             279            267
                                                       --------        --------       --------
                                                           837             809            799
   PROPERTY, PLANT AND EQUIPMENT
     Cost                                                5,792           5,705          5,622
     Accumulated depreciation, depletion and
       amortization                                     (3,020)         (2,935)        (2,896)
                                                       --------        --------       --------
                                                         2,772           2,770          2,726
                                                       --------        --------       --------

                                                       $ 5,810         $ 5,552        $ 5,612
                                                       ========        ========       ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
     Debt due within one year                          $   159         $   159        $   238
     Trade and other payables                            1,542           1,418          1,452
     Income taxes                                           23              42             43
                                                       --------        --------       --------
                                                         1,724           1,619          1,733
   NONCURRENT LIABILITIES
     Long-term debt (less current portion)               1,381           1,399          1,396
     Accrued pension and other postretirement benefits     510             511            504
     Reserves of captive insurance companies               186             173            182
     Deferred income taxes                                  33              44             49
     Other long-term liabilities and deferred credits      418             351            340
     Commitments and contingencies - Note C
                                                       --------        --------       --------
                                                         2,528           2,478          2,471
   STOCKHOLDERS' EQUITY
     Convertible preferred stock                           293             293            293
     Common stockholders' equity                         1,265           1,162          1,115
                                                       --------        --------       --------
                                                         1,558           1,455          1,408
                                                       --------        --------       --------

                                                       $ 5,810         $ 5,552        $ 5,612
                                                       ========        ========       ========


   SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

   --------------------------------------------------------------------------------------------------------------------------
   ASHLAND OIL, INC. AND SUBSIDIARIES
   STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS' EQUITY
   --------------------------------------------------------------------------------------------------------------------------
                                                                         Deferred       Loan to
                                                                           trans-     leveraged
                                                                           lation      employee
                                                                          adjust-         stock       Prepaid
                                                                            ments     ownership       contri-
                                     Common      Paid-in    Retained          and          plan        bution
   (In millions)                      stock      capital    earnings        other       (LESOP)      to LESOP       Total
   --------------------------------------------------------------------------------------------------------------------------
   BALANCE  AT OCTOBER 1, 1992     $     60     $    146     $   931     $      7     $    (35)      $   (23)     $ 1,086
      Net income                                                  76                                                   76
      Dividends on common stock                                  (44)                                     (1)         (45)
      Dividends on preferred stock                                (1)                                                  (1)
      Allocation of LESOP shares
         to participants                                                                                   9            9
      Other changes                                                           (11)           1                        (10)
                                   ---------    ---------    --------    ---------    ---------      --------     --------
   BALANCE AT JUNE 30, 1993        $     60     $    146     $   962     $     (4)    $    (34)      $   (15)     $ 1,115
                                   =========    =========    ========    =========    =========      ========     ========

   BALANCE AT OCTOBER 1, 1993      $     60     $    143     $ 1,008     $    (10)    $    (33)      $    (6)     $ 1,162
      Net income                                                 136                                                  136
      Dividends on common stock                                  (45)                                                 (45)
      Dividends on preferred stock                               (14)                                                 (14)
      Issued common stock under
         stock incentive plans            1           16                                                               17
      Allocation of LESOP shares
         to participants                                                                                   6            6
      Other changes                                                             3                                       3
                                   ---------    ---------    --------    ---------    ---------      --------     --------
   BALANCE AT JUNE 30, 1994        $     61     $    159     $ 1,085     $     (7)    $    (33)      $     -      $ 1,265
                                   =========    =========    ========    =========    =========      ========     ========




   SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

   ---------------------------------------------------------------------------------------
   ASHLAND OIL, INC. AND SUBSIDIARIES
   STATEMENTS OF CONSOLIDATED CASH FLOWS
   ---------------------------------------------------------------------------------------
                                                                      Nine months ended
                                                                           June 30
                                                                  ------------------------
   (In millions)                                                     1994            1993
   ---------------------------------------------------------------------------------------
   CASH FLOWS FROM OPERATIONS
      Net income                                                  $   136         $    76
      Expense (income) not affecting cash
         Depreciation, depletion and amortization <F1>                226             229
         Deferred income taxes                                         13               6
         Undistributed earnings of unconsolidated affiliates           (6)             (2)
         Gain on sale of operations - net of current income taxes      (3)             (12)
         Other noncash items                                           37               4
      Change in operating assets and liabilities <F2>                (104)           (234)
                                                                  --------        --------
                                                                      299              67

   CASH FLOWS FROM FINANCING
      Proceeds from issuance of long-term debt                         27             273
      Proceeds from issuance of capital stock                          17             293
      Repayment of long-term debt                                     (64)           (332)
      Increase (decrease) in short-term debt                           17             (58)
      Dividends paid                                                  (59)            (46)
                                                                  --------        --------
                                                                      (62)            130

   CASH FLOWS FROM INVESTMENT
      Additions to property, plant and equipment                     (247)           (303)
      Purchase of operations - net of cash acquired                   (57)             (2)
      Proceeds from sale of operations                                 58             104
      Disposals of property, plant and equipment                       15              23
      Investment purchases <F3>                                      (237)           (355)
      Investment sales and maturities <F3>                            236             334
                                                                  --------        --------
                                                                     (232)           (199)
                                                                  --------        --------

   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     5              (2)

   CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                     41              53
                                                                  --------        --------

   CASH AND CASH EQUIVALENTS - END OF PERIOD                      $    46         $    51
                                                                  ========        ========

   ---------------------------------------------------------------------------------------

   <F1>   Includes amounts charged to general corporate expenses.
   <F2>   Excludes changes resulting from operations acquired or sold.
   <F3>   Represents primarily investment transactions of captive insurance companies.


   SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.




   --------------------------------------------------------------------------
   ASHLAND OIL, INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   --------------------------------------------------------------------------

   NOTE A - GENERAL

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end audit adjustments which may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, as amended by Form 10-K/A, Amendment No. 1 filed December 2, 1993 (hereinafter referred to as "Form 10-K"). Results of operations for the periods ended June 30, 1994, are not necessarily indicative of results to be expected for the year ending September 30, 1994.

   NOTE B - INVENTORIES
        ----------------------------------------------------------------------
                                            June 30  September 30     June 30
        (In millions)                          1994          1993        1993
        ----------------------------------------------------------------------

        Crude oil                           $   370       $   273     $   333
        Petroleum products                      283           258         297
        Chemicals and other products            384           337         369
        Materials and supplies                   43            45          43
        Excess of replacement costs over
           LIFO carrying values                (384)         (360)       (384)
                                            --------      --------    --------
                                            $   696       $   553     $   658
                                            ========      ========    ========

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

        Environmental reserves are subject to considerable uncertainties which affect Ashland's ability to estimate its share of the ultimate costs of remediation efforts. Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts, varying costs of alternate cleanup methods, changes in environmental remediation requirements, the potential effect of technological improvements, the number and financial strength of other potentially responsible parties at multiparty sites, and the identification of new environmental sites. As a result, charges to income for environmental liabilities could have a material adverse effect on results of operations in a particular quarter or fiscal year as assessments and remediation efforts proceed or as new claims arise. However, such charges are not expected to have a material adverse effect on Ashland's consolidated financial position.

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

        In addition, Ashland and its subsidiaries are parties to numerous claims and lawsuits (some of which are for substantial amounts) with respect to product liability and commercial and other matters. While these claims and actions are being contested, the outcome of individual matters is not predictable with assurance. Although any actual liability is not determinable as of June 30, 1994, Ashland believes that any liability resulting from these matters involving Ashland and its subsidiaries, after taking into consideration Ashland's insurance coverages and amounts already provided for, should not have a material adverse effect on Ashland's consolidated financial position.

   NOTE D - ACQUISITIONS AND DIVESTITURES

        During the nine months ended June 30, 1994, Ashland acquired an asphalt terminal in Lexington, Kentucky, Valvoline distributorships in six European countries, four specialty chemicals businesses and two North Carolina paving companies. These acquisitions were accounted for as purchases and did not have a significant impact on Ashland's consolidated financial statements.

        Also during the nine months ended June 30, 1994, Ashland completed the sale of Ashland Petroleum's Illinois Basin crude oil gathering and trucking operations and its carbon fibers business, and APAC's Arizona operations. Proceeds from the sale of these operations totaled $58 million and resulted in no significant gain or loss.

   --------------------------------------------------------------------------------------------
   ASHLAND OIL, INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   --------------------------------------------------------------------------------------------

   NOTE E - COMPUTATION OF EARNINGS PER SHARE
   --------------------------------------------------------------------------------------------
                                                      Three months ended    Nine months ended
                                                           June 30               June 30
                                                      ------------------    ------------------
   (In millions except per share data)                  1994       1993       1994      1993
   --------------------------------------------------------------------------------------------
   PRIMARY EARNINGS PER SHARE
   Income available to common shares
     Net income                                       $   44     $   50     $  136    $   76
     Ashland Coal, Inc. (ACI) equity income in
        excess of Ashland's share of ACI primary
        earnings per share (net of income taxes)           -         (1)         -        (1)
     Dividends on convertible preferred stock             (4)        (1)       (14)       (1)
                                                      -------    -------    -------   -------
                                                      $   40     $   48     $  122    $   74
                                                      =======    =======    =======   =======

   Average common shares and equivalents
     outstanding
     Average common shares outstanding                    61         60         60        60
     Common shares issuable upon exercise
        of stock options                                   -          -          1         -
     Share adjustment for LESOP                            -         (1)        (1)       (1)
                                                      -------    -------    -------   -------
                                                          61         59         60        59
                                                      =======    =======    =======   =======

   Earnings per share                                 $  .65     $  .81     $ 2.01    $ 1.25
                                                      =======    =======    =======   =======

   --------------------------------------------------------------------------------------------

   EARNINGS PER SHARE ASSUMING
     FULL DILUTION
   Income available to common shares
     Net income                                       $   44     $   50     $  136    $   76
     ACI equity income in excess of Ashland's
        share of ACI earnings per share assuming
        full dilution (net of income taxes)                -         (1)         -        (1)
     Interest on convertible debentures (net
        of income taxes)                                   1          2          3         -
                                                      -------    -------    -------   -------
                                                      $   45     $   51     $  139    $   75
                                                      =======    =======    =======   =======

   Average common shares and equivalents
     outstanding
     Average common shares outstanding                    61         60         60        60
     Common shares issuable upon
        Exercise of stock options                          -          -          1         -
        Conversion of debentures                           3          3          3         -
        Conversion of preferred stock                      9          4          9         1
     Share adjustment for LESOP                            -         (1)        (1)       (1)
                                                      -------    -------    -------   -------
                                                          73         66         72        60
                                                      =======    =======    =======   =======

   Earnings per share                                 $  .63     $  .77     $ 1.93    $ 1.24
                                                      =======    =======    =======   =======

   -------------------------------------------------------------------------------------------
   ASHLAND OIL, INC. AND SUBSIDIARIES
   INFORMATION BY INDUSTRY SEGMENT
   -------------------------------------------------------------------------------------------
                                                    Three months ended     Nine months ended
                                                         June 30                June 30
                                                   ---------------------  --------------------
   (Dollars in millions except as noted)               1994        1993       1994       1993
   -------------------------------------------------------------------------------------------
   SALES AND OPERATING REVENUES
     Petroleum                                     $  1,215    $  1,186   $  3,351   $  3,529
     SuperAmerica                                       435         444      1,240      1,356
     Valvoline                                          261         249        745        694
     Chemical                                           757         674      2,084      1,932
     Construction                                       300         315        793        759
     Exploration                                         49          57        148        194
     Intersegment sales                                (314)       (320)      (880)      (918)
                                                   ---------   ---------  ---------  ---------
                                                   $  2,703    $  2,605   $  7,481   $  7,546
                                                   =========   =========  =========  =========
   OPERATING INCOME
     Petroleum                                     $      9    $     34   $     83   $     20
     SuperAmerica                                        12          17         43         48
     Valvoline                                           12          15         39         41
                                                   ---------   ---------  ---------  ---------
        Total Refining and Marketing Group               33          66        165        109
     Chemical                                            33          32         87         80
     Construction                                        24          17         47         28
     Exploration                                          8           8         29         31
     General corporate expenses                         (26)        (18)       (68)       (55)
                                                   ---------   ---------  ---------  ---------
                                                   $     72    $    105   $    260   $    193
                                                   =========   =========  =========  =========
   EQUITY INCOME (LOSS)
     Arch Mineral Corporation                      $      7    $     (4)  $      3   $     (2)
     Ashland Coal, Inc.                                   4           -          2          7
     Other                                                3           3          6          7
                                                   ---------   ---------  ---------  ---------
                                                   $     14    $     (1)  $     11   $     12
                                                   =========   =========  =========  =========
   OPERATING INFORMATION
     Petroleum
        Product sales (thousand barrels
          per day) <F1>                               355.9       342.7      346.2      338.5
        Refining inputs (thousand barrels
          per day) <F2>                               334.6       327.7      330.3      330.9
        Value of products manufactured per barrel  $  21.69    $  23.78   $  20.86   $  23.30
        Input cost per barrel                         17.90       19.14      16.10      19.66
                                                   ---------   ---------  ---------  ---------
        Refining margin per barrel                 $   3.79    $   4.64   $   4.76   $   3.64
     SuperAmerica
        Product sales (thousand barrels per day)       70.8        72.3       69.6       74.8
        Merchandise sales                          $    138    $    136   $    379   $    413
     Valvoline product sales (thousand barrels
        per day) <F1>                                  19.1        17.7       17.4       15.9
     Construction backlog <F3>
        At end of period                           $    491    $    570   $    491   $    570
        Increase (decrease) during period          $    (17)   $      5   $     (4)  $     70
     Exploration
        Net daily production
          Natural gas (million cubic feet) <F1>        90.8       103.8       95.9      101.5
          Nigerian crude oil (thousand barrels)        17.1        19.8       18.6       21.6
        Sales price
          Natural gas (per thousand cubic feet)    $   2.39    $   2.26   $   2.48   $   2.53
          Nigerian crude oil (per barrel)          $  15.12    $  18.14   $  14.60   $  18.32
     Arch Mineral Corporation <F4>
        Tons sold (millions)                            7.5         4.9       17.0       15.3
        Sales price per ton                        $  26.80    $  25.39   $  26.36   $  25.65
     Ashland Coal, Inc. <F4>
        Tons sold (millions)                            5.1         4.5       13.0       14.4
        Sales price per ton                        $  29.33    $  28.96   $  30.15   $  29.44
   -------------------------------------------------------------------------------------------

   <F1>  Includes intersegment sales.
   <F2>  Includes crude oil and other purchased feedstocks.
   <F3>  Amounts have been restated to exclude APAC's Arizona operations which were sold in
         February 1994.
   <F4>  Amounts are reported on a 100% basis for these affiliated companies accounted for on the equity method.

   --------------------------------------------------------------------------
   ASHLAND OIL, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS
   --------------------------------------------------------------------------

   RESULTS OF OPERATIONS

   Current Quarter - Ashland recorded net income of $44 million for the third quarter of fiscal 1994, compared to $50 million for the same period last year. Operating income for the current quarter totaled $72 million, compared to $105 million for last year's third quarter. The decline in earnings was due primarily to results from the Refining and Marketing group, reflecting a substantial decrease in operating income from Ashland Petroleum and lower profits from SuperAmerica and Valvoline. Partially offsetting these negative comparisons, Chemical reported record quarterly income and Construction had its best June quarter since 1986. In addition, equity income from coal operations improved $15 million this quarter.

   Year-to-Date - Net income for the nine months ended June 30, 1994, amounted to $136 million, compared to $76 million for the nine months ended June 30, 1993. The improvement reflected significantly higher earnings from Ashland Petroleum and Construction. In addition, operating income from Chemical showed improvement, while SuperAmerica, Valvoline and Exploration are down somewhat from last year. Net income for the year ending September 30, 1994, is expected to be substantially higher than the $142 million reported for the year ended September 30, 1993.


   PETROLEUM

   Current Quarter - Operating income for Ashland Petroleum totaled $9 million for the quarter ended June 30, 1994, compared to $34 million for the same period last year. The decline in earnings reflected a decrease in the refining margin (the difference between the value of products manufactured and input cost) from $4.64 per barrel in 1993 to $3.79 per barrel in 1994. Though average crude oil costs and product prices were both down compared to the June 1993 quarter, crude oil costs increased rapidly during the current quarter and product prices did not keep pace, resulting in reduced refining margins. Several factors led to the surprising strength in crude oil costs. Worldwide oil demand has been better than expected due to unusually strong economic growth, while oil markets have reflected concern over actual or potential supply disruptions in producing nations. At the same time, U.S. oil production continues to decline, U.S. refineries are running at close to full capacity, and logistical problems created a shortage of West Texas Intermediate crude oil in the Midwest.

   Year-to-Date - For the nine months ended June 30, 1994, Ashland Petroleum recorded an operating profit of $83 million compared to $20 million for the same period last year. Prior year results included a $15 million gain on the sale of TPT, an inland waterways barge operation. The improvement in earnings was due primarily to an increase in the refining margin from $3.64 per barrel last year to $4.76 per barrel this year, reflecting the strong refining margins in the first half of fiscal 1994. The increase in the refining margin was partially offset by higher refining expenses, including increases in depreciation charges and costs associated with turnarounds. Looking ahead to the fourth quarter, factors point toward a margin improvement. Recent expansions and changes in major crude oil pipelines serving the Midwest mean Ashland can now move Canadian oil into the Kentucky and Ohio refineries, allowing for a greater flexibility in determining the crude oil slate. In addition, crude oil prices seem to have stabilized, which should give product markets an opportunity to adjust. Moreover, regional margins should benefit from strong demand as a result of strained product pipeline capacity in the Midwest.


   SUPERAMERICA

   Current Quarter - For the three months ended June 30, 1994, SuperAmerica's operating income totaled $12 million, second only to last year's record third quarter of $17 million. The decline in earnings reflected lower sales volumes for gasoline, only partially offset by higher merchandise sales.

   Year-to-Date - Operating income for the nine months ended June 30, 1994, amounted to $43 million, compared to $48 million for the nine months ended June 30, 1993. Decreases in sales volumes for gasoline and merchandise, due to the sale of 80 stores in nonstrategic areas last year, more than offset margin improvements and lower expenses from operating fewer stores. The division expects to open 25 stores this year in directly supplied markets and completed 15 stores in the first nine months. SuperAmerica was operating 593 stores at June 30, 1994, and June 30, 1993.


   VALVOLINE

   Current Quarter - For the three months ended June 30, 1994, operating income for Valvoline totaled $12 million, compared to $15 million for the same period last year. An increase in revenue from Valvoline
   International and Valvoline Instant Oil Change (VIOC) was more than offset by higher base oil and additive costs and reduced automotive refrigerant sales. The improvement in revenues from the international operations reflected the acquisition of distributorships in six European countries last quarter. Results from VIOC benefited from increases in the number of company owned stores, average ticket prices and average car counts. In addition to higher raw material costs, branded motor oil margins were adversely affected by the continuing shift away from packaged products to bulk sales. During July, Valvoline signed a letter of intent to purchase BASF's North American antifreeze and related car care products business, including the Zerex-R- antifreeze brand. The closure of this transaction is subject to the execution of a definitive agreement, government approval and other conditions.

   Year-to-Date - For the nine months ended June 30, 1994, Valvoline's operating income totaled $39 million, compared to $41 million last year.
   A decline in margins for branded motor oil, automotive chemicals and refrigerants more than offset higher revenues from Valvoline International and VIOC. The fluctuations in these operations were a result of the same factors described in the quarter comparison.


   CHEMICAL

   Current Quarter - For the three months ended June 30, 1994, Chemical set a new quarterly earnings record with operating income of $33 million, compared to $32 million last year. Boosted by a strong U.S. economy, sales and operating income for both the distribution and specialty groups were the highest of any quarter on record. However, income from the petrochemical group was below the same quarter last year as improved methanol margins and maleic volumes were offset by declines in the cumene and solvent businesses. Also, environmental remediation costs were higher this quarter.

   Year-to-Date - For the nine months ended June 30, 1994, operating income totaled $87 million, compared to $80 million for the same period last year. Income from the distribution group and the specialty chemicals group increased this year, reflecting improved sales volumes. However, these increases were partially offset by higher environmental remediation expenses and lower Petrochemical results. Petrochemical operating income was down as cumene profits were lower, reflecting production and weather related problems early in the year, partially offset by an increase in earnings from methanol due to better margins.


   CONSTRUCTION

   Current Quarter - Operating income of $24 million for the three months ended June 30, 1994, was Construction's best third quarter since 1986, and well above last year's third quarter of $17 million. Earnings from continuing operations improved in all geographic regions, reflecting an increase in revenue from construction jobs and higher profits from the asphalt, ready-mix concrete, and aggregate plants. In addition, earnings for the current quarter were not impacted by the normal deferral of winter costs to the third and fourth quarters of the year, as these costs were fully absorbed in the second quarter. During the current quarter, APAC completed the sale of its Arizona operations, the majority of which were sold in the second quarter.

   Year-to-Date - For the nine months ended June 30, operating income totaled $47 million this year, compared to $28 million last year. The increase in income was a result of better margins, more favorable operating conditions and a better quality backlog. Backlog at June 30, 1994 was $491 million, down from $570 million at June 30, 1993, although the current year backlog is expected to contain better margins. With no deferred winter costs to amortize over the fourth quarter, Construction's outlook is very bright for the rest of the year.


   EXPLORATION

   Current Quarter - Operating income totaled $8 million for the three months ended June 30, 1994, essentially even with the same period last year. Earnings from domestic operations declined as the effects of lower natural gas production, which was somewhat impacted by several third-party pipeline maintenance and repair projects late in the quarter, were only partially offset by higher natural gas prices. Income from foreign operations increased this quarter despite the ongoing decline in Nigerian crude oil production. Improved results from crude oil trading activities, and the fact that last year's operating income included higher expenses associated with seismic acquisition activity on two offshore blocks in Nigeria, were responsible for the increased earnings. Late in the quarter, Ashland began drilling the first exploration well on these blocks. It is uncertain at this time what impact the recent political events in Nigeria will have on Ashland's operations in Nigeria.

   Year-to-Date - Operating income for the nine months ended June 30, 1994, totaled $29 million, compared to $31 million for the same period last year. Domestic operating income decreased $12 million, due principally to a $5 million decrease in domestic natural gas revenues, reflecting declines in both natural gas prices and production from last year's strong levels. Also, prior year results included the favorable impact of a contract settlement. Foreign operating income increased primarily for the same reasons noted in the quarter comparison.


   GENERAL CORPORATE EXPENSES

   For this year's third quarter, general corporate expenses totaled $26 million compared to $18 million last year. Reflected in this year's results were increases in consulting expenses and accruals for incentive compensation plans. When comparing year-to-date results, general corporate expenses increased $13 million this year. In addition to the variances mentioned in the quarter comparison, the current year included a gain resulting from the repayment of certain partially reserved notes from affiliated companies and higher expenses for general environmental and litigation reserves. Prior year results reflected income from a receipt related to the previous sale of an engineering company concerning an earnout arrangement and other matters, partially offset by losses resulting from debt prepayments.


   OTHER INCOME (EXPENSE)

   Interest expense for the nine months ended June 30, 1994, declined when compared to the same period for the prior year, reflecting a decrease in average debt outstanding. During fiscal 1993, funds provided from long-term borrowings and the issuance of convertible preferred stock were used to retire long-term debt, based on scheduled maturities or opportunities for lower interest rates.

   Equity income from Arch Mineral totaled $7 million for the quarter and $3 million for the nine months ended June 30, 1994. This compares to equity losses of $4 million and $2 million for the corresponding periods of last year. Ashland recorded equity income from Ashland Coal of $4 million for the current quarter, compared to slightly better than break-even results for last year's third quarter, while year-to-date equity income declined $5 million. Operations for both of the coal companies returned to more normal levels after being adversely affected by the United Mine Workers' strike that began in May 1993 and ended in December 1993. Comparisons with last year's quarter and year-to-date results are not meaningful due to the effects of the strike.


   FINANCIAL POSITION

   LIQUIDITY

   Ashland's financial position has enabled it to continue investment grade ratings on its indebtedness and obtain capital for its financing needs. Ashland's senior debt ratings are Baa1 from Moody's and BBB from Standard & Poor's. Ashland has revolving credit agreements providing for up to $350 million in borrowings, none of which were in use at June 30, 1994. At that date under a shelf registration with the Securities and Exchange Commission, Ashland could issue an additional $277 million in medium-term notes as future opportunities or needs arise. Ashland also has access to commercial paper markets and various uncommitted lines of credit, under which $94 million in short-term debt was outstanding at June 30, 1994.

   Cash and cash equivalents at June 30, 1994, were $46 million, compared to $41 million at September 30, 1993. Cash flows from operations, a major source of Ashland's liquidity, amounted to $299 million for the nine months ended June 30, 1994, compared to $67 million for the nine months ended June 30, 1993. This increase was attributed primarily to higher earnings this year and a smaller increase in working capital since the beginning of the year.

   Working capital at June 30, 1994, was $477 million, compared to $354 million at September 30, 1993. Liquid assets (cash, cash equivalents and accounts receivable) as a percent of current liabilities amounted to 77% at June 30, 1994, compared to 75% at September 30, 1993. Ashland's working capital is significantly affected by its use of the LIFO method of inventory valuation, which valued such inventories at $384 million below their replacement costs at June 30, 1994.


   CAPITAL RESOURCES

   For the nine months ended June 30, 1994, property additions amounted to $247 million, compared to $303 million for the same period last year, reflecting the reduction of Ashland Petroleum's capital expenditures in fiscal 1994 as a result of the completion of various refinery units in 1993. Property additions (including exploration costs and geophysical expenses) and cash dividends for the remainder of 1994 are estimated at $139 million and $20 million, respectively. Ashland anticipates meeting its remaining 1994 capital requirements for property additions and dividends primarily from internally generated funds. However, external financing may be necessary to provide funds for the remaining contractual maturities of $45 million for long-term debt, for acquisitions or for common stock purchases.

   During 1994, the sale of APAC's Arizona operations was finalized, completing the company's previously announced asset divestiture program. Proceeds from the divestiture were combined with internally generated funds and used to reduce debt, fund capital requirements for property additions and pay dividends.

   At June 30, 1994, up to 3.5 million additional shares of common stock can be purchased from time to time in open market transactions under Ashland's repurchase program. The number of shares ultimately purchased and the prices Ashland will pay for its stock are subject to periodic review by management. No shares have been purchased under this program since 1991.

   Ashland's capitalization at June 30, 1994, consists of debt due within one year (5%), long-term debt (44%), deferred income taxes (1%), convertible preferred stock (9%), and common stockholders' equity (41%). At June 30, 1994, long-term debt included $87 million of floating-rate debt, and the interest rates on an additional $430 million of fixed-rate debt were converted to floating rates through interest rate swaps. As a result, future interest costs will fluctuate with short-term interest rates on 36% of Ashland's long-term debt.


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

   Environmental reserves are subject to considerable uncertainties which affect Ashland's ability to estimate its share of the ultimate costs of remediation efforts. Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts, varying costs of alternate cleanup methods, changes in environmental remediation requirements, the potential effect of technological improvements, the number and financial strength of other potentially responsible parties at multiparty sites, and the identification of new environmental sites. As a result, charges to income for environmental liabilities could have a material effect on results of operations in a particular quarter or fiscal year as assessments and remediation efforts proceed or as new claims arise. However, such charges are not expected to have a material adverse effect on Ashland's consolidated financial position, cash flow or liquidity.

                           PART II - OTHER INFORMATION

   Item 1.       LEGAL PROCEEDINGS

         Environmental Proceedings - As of June 30, 1994, Ashland was subject to 71 notices received from the United States Environmental Protection Agency ("USEPA") identifying Ashland as a "potentially responsible party" ("PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and the Superfund Amendment and Reauthorization Act ("SARA") for potential joint and several liability for cleanup costs in connection with alleged releases of hazardous substances from various waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the USEPA in accordance with procedures established under CERCLA and SARA regulations, in which Ashland may be participating as a member of various PRP groups. Generally, the type of relief sought by the USEPA includes remediation of contaminated soil and/or groundwater, reimbursement for the costs of site cleanup or oversight expended by the USEPA, and/or long-term monitoring of environmental conditions at the sites. Ashland also receives notices from state environmental agencies pursuant to similar state legislation. Ashland carefully monitors the investigatory and remedial activity at each of the sites. Based on its experience with site remediation, its familiarity with current environmental laws and regulations, its analysis of the specific hazardous substances at issue, the existence of other financially viable PRPs and its current estimates of investigatory, clean-up and monitoring costs at each site, Ashland believes that its liability at these sites, either individually or in the aggregate, after taking into account established reserves, will not have a material adverse effect on Ashland s consolidated financial position, cash flow or liquidity. Estimated costs for these matters are recognized in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.

         El Paso Dispute - On March 11, 1993, a complaint was filed by El Paso Refinery, L.P., against Scurlock Permian Corporation ("SPC"), a wholly owned subsidiary of Ashland, in the District Court of El Paso County, Texas. El Paso Refinery, L.P., is currently in Chapter 7 bankruptcy. Plaintiff alleges that SPC wrongfully breached certain duties under a contract to supply crude oil. Plaintiff further alleges violations of Texas usury law, common law fraud and duress and seeks substantial damages. In an apparent companion case filed the same day by individual plaintiffs (two officers of El Paso Refining, Inc., the general partner of El Paso Refinery, L.P.), damages are sought against SPC and others based upon the execution by plaintiffs of promissory notes in connection with the financing of the refinery. Ashland and SPC believe these complaints to be without merit and intend to defend them vigorously. SPC is a creditor in the El Paso bankruptcy proceeding and had filed a proof of claim for approximately $39,000,000 against the bankrupt estate. As of July 28, 1994, SPC had received approximately $18,878,000 from the liquidation of collateral. Ashland believes its current reserves are adequate to cover any shortfall that could be sustained in the bankruptcy proceeding.

   Item 6.            EXHIBITS AND REPORTS ON FORM 8-K

         None

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934,

   the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Ashland Oil, Inc.

                                               (Registrant)



   Date        August 12, 1994          /s/   Kenneth L. Aulen
                                              Kenneth L. Aulen
                                              Administrative Vice President
                                              and Controller (Chief
                                              Accounting Officer)




   Date        August 12, 1994          /s/   Thomas L. Feazell
                                              Thomas L. Feazell
                                              Senior Vice President,
                                              General Counsel and Secretary