Form 10-K
period 1994-09-30
ASHLAND OIL INC
filed 1994-12-08
CIK 7694

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                FORM 10-K
      [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Fiscal Year Ended September 30, 1994
                                   OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                      Commission File Number 1-2918

                            ASHLAND OIL, INC.
         (Exact name of registrant as specified in its charter)

                     Kentucky                       61-0122250
         (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)         Identification No.)

      1000 Ashland Drive, Russell, Kentucky            41169
    (Address of principal executive offices)          (Zip Code)

         P.O. Box 391, Ashland, Kentucky               41114
                (Mailing Address)                     (Zip Code)

     Registrant's telephone number, including area code (606) 329-3333
        Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each
                                                exchange on
   Title of each class                       which registered
   -------------------                      --------------------
   Common Stock, par value $1.00            New York Stock Exchange
     per share                                and Chicago Stock Exchange
   Rights to Purchase Cumulative            New York Stock Exchange
     Preferred Stock,                         and Chicago Stock Exchange
     Series of 1987
   $3.125 Cumulative Convertible            New York Stock Exchange
     Preferred Stock
   6 3/4% Convertible Subordinated          New York Stock Exchange
    Debentures, due 2014

    Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
   for the past 90 days.     Yes     X             No
                                    ----
        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

        At October 31, 1994, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,865,040,000 (which amount does not include $483,909,000 held by nominees of Society National Bank as Trustee for certain of Registrant's employee benefit plans) based on the New York Stock

   Exchange closing price on October 31, 1994.

        At October 31, 1994, there were 60,656,088 shares of
   Registrant's Common Stock outstanding. One-half of one Right to purchase one-tenth of a share of Cumulative Preferred Stock, Series of 1987, accompanies each outstanding share of Registrant's Common Stock.


                        Documents Incorporated by Reference

        Portions of Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1994 are incorporated by reference into Parts I and II.

        Portions of Registrant's definitive Proxy Statement for its January 26, 1995 Annual Meeting of Shareholders are incorporated by reference into Part III.

                            TABLE OF CONTENTS
                                                                 Page
   PART I
        Item 1.   Business   . . . . . . . . . . . . . . . . . . .  1
                  Corporate Developments   . . . . . . . . . . . .  1
                  Petroleum  . . . . . . . . . . . . . . . . . . .  2
                  SuperAmerica   . . . . . . . . . . . . . . . . .  6
                  Valvoline  . . . . . . . . . . . . . . . . . . .  6
                  Chemical   . . . . . . . . . . . . . . . . . . .  8
                  Construction   . . . . . . . . . . . . . . . . .  9
                  Exploration  . . . . . . . . . . . . . . . . . .  10
                  Coal   . . . . . . . . . . . . . . . . . . . . .  13
                  Other Business   . . . . . . . . . . . . . . . .  16
                  Miscellaneous  . . . . . . . . . . . . . . . . .  16
        Item 2.   Properties   . . . . . . . . . . . . . . . . . .  19
        Item 3.   Legal Proceedings  . . . . . . . . . . . . . . .  19
        Item 4.   Submission of Matters to a
                   Vote of Security Holders  . . . . . . . . . . .  20
        Item X.   Executive Officers of Ashland  . . . . . . . . .  20
   PART II
        Item 5.   Market for Registrant's Common Stock and Related
                   Security Holder Matters   . . . . . . . . . . .  21
        Item 6.   Selected Financial Data  . . . . . . . . . . . .  22
        Item 7.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations   . . . . .  22
        Item 8.   Financial Statements and Supplementary Data  . .  22
        Item 9.   Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure  . . . .  22
   PART III
        Item 10.  Directors and Executive Officers of the
                   Registrant. . . . . . . . . . . . . . . . . . .  22
        Item 11.  Executive Compensation   . . . . . . . . . . . .  22
        Item 12.  Security Ownership of Certain Beneficial
                   Owners and Management   . . . . . . . . . . . .  22
        Item 13.  Certain Relationships and Related Transactions    22
   PART IV
        Item 14.  Exhibits, Financial Statement Schedules and Reports
                   on Form 8-K   . . . . . . . . . . . . . . . . .  22

                                 PART I

   ITEM 1. BUSINESS

      Ashland Oil, Inc. is a Kentucky corporation, organized on October 22, 1936, with its principal executive offices located at 1000 Ashland Drive, Russell, Kentucky 41169 (Mailing Address: P.O. Box 391, Ashland, Kentucky 41114) (Telephone: (606) 329-3333). The terms "Ashland" and the "Company" as used herein include Ashland Oil, Inc. and its consolidated subsidiaries, except where the context indicates otherwise.

      Ashland's businesses are grouped into six industry segments:
   Petroleum, SuperAmerica, Valvoline, Chemical, Construction, and Exploration. Financial information about these segments for the five fiscal years ended September 30, 1994, is set forth on Pages 58 and 59 of Ashland's Annual Report to Shareholders for the fiscal year ended September 30, 1994 ("Annual Report"). In addition, Ashland is also involved in the coal industry through its 50% ownership of Arch Mineral Corporation ("Arch") and its 39% ownership of Ashland Coal, Inc. ("Ashland Coal"). Summarized financial information for these entities is contained in Note D of Notes to Consolidated Financial Statements in Ashland's Annual Report.

      Ashland Petroleum is one of the nation's largest independent petroleum refiners and a leading supplier of petroleum products to the transportation and commercial fleet industries, other industrial customers and independent marketers, and to SuperAmerica for retail distribution. In addition, Ashland Petroleum gathers and transports crude oil and petroleum products and distributes petroleum products under the Ashland-R- brand name. SuperAmerica operates combination gasoline and merchandise stores under the SuperAmerica-R- and Rich-R- brand names. Valvoline is a marketer of branded, packaged motor oil and automotive chemicals, filters, rust preventives and coolants. In addition, Valvoline is engaged in the "fast oil change" business through outlets operating under the Valvoline Instant Oil Change-R- and Valvoline Rapid Oil Change-R-names.

      Ashland Chemical distributes industrial chemicals, solvents, thermoplastics and resins, and fiberglass materials, and manufactures a wide variety of specialty chemicals and certain petrochemicals. Construction performs contract construction work, including highway paving and repair, excavation and grading, and bridge and sewer construction and produces asphaltic and ready-mix concrete, crushed stone and other aggregate, concrete block and certain specialized construction materials in the southern United States. Exploration explores for, develops, produces and sells crude oil and natural gas principally in the eastern and Gulf Coast areas of the United States, explores for and produces crude oil in Nigeria for export and explores for oil and gas in other international areas.

      Arch, one of the largest producers of low sulfur coal in the eastern United States, produces steam and metallurgical coal for sale in the domestic and international markets. Arch's production comes from surface and deep mines in Illinois, Kentucky, West Virginia and Wyoming. Ashland Coal produces low-sulfur, bituminous coal in central Appalachia for sale to domestic and foreign electric utility and industrial customers. Both Arch and Ashland Coal market coal mined by independent producers.

      At September 30, 1994, Ashland and its consolidated subsidiaries had approximately 31,600 employees (excluding contract employees).

   CORPORATE DEVELOPMENTS

      Ashland recently announced that it has signed an agreement with Saarbergwerke AG ("Saarberg") granting Ashland the option to purchase all of the 150 shares of Ashland Coal Class B
   Preferred Stock held by Saarberg, and granting Saarberg the option to require Ashland to purchase such stock. These options are exercisable during certain periods in February, 1995, and are subject to the satisfaction of certain conditions, including appropriate government approvals. The Preferred Stock represents approximately 15% of the voting power of Ashland Coal and if either option is exercised, Ashland will own approximately 54% of the voting stock of Ashland Coal. Ashland currently has no plans to purchase additional stock of Ashland Coal, other than the Class B Preferred Stock.

      On November 3, 1994, the Board of Directors of Ashland voted, subject to shareholder approval at the 1995 Annual Meeting of Shareholders, to amend the Company's Second Restated Articles of Incorporation to change the name of the Company to Ashland Inc. This change of name is believed by the Board of Directors to be desirable and in the best interests of Ashland in order to identify Ashland in a manner that more clearly reflects its unified network of refining, energy and chemical businesses and yet retains the historical name of Ashland.

      On November 3, 1994, Ashland's Board of Directors approved the filing with the Securities and Exchange Commission (the "SEC") of a universal shelf registration statement to allow for offerings from time to time of up to an aggregate of $600 million in debt and/or equity securities. It is anticipated this filing will be made in late December 1994. Any offering of these securities will be made only by means of a written prospectus.

      In November 1994, Ashland Chemical signed a letter of intent with Aristech Chemical Corporation to acquire Aristech's unsaturated polyester resins, polyester distribution and maleic anhydride businesses. The transaction is subject to a number of conditions, including the execution and delivery of a definitive purchase agreement and appropriate governmental approvals.

      In February 1994, Ashland completed the sale of APAC-Arizona, Inc., its Arizona highway construction and construction materials business. The transaction completed Ashland's previously announced asset divestiture program.

      In November 1993, Ashland filed with the SEC a shelf registration statement to allow for offerings from time to time of up to an aggregate of $250 million in medium-term notes. Ashland had previously filed shelf registration statements for $750 million in medium-term notes. As of November 15, 1994, Ashland had sold $826 million in medium-term notes. The remaining $174 million in notes may be sold from time to time as separate series of senior debt in amounts and at prices and terms to be determined at the time of sale. The net proceeds of the offerings will be used to refinance outstanding debt and for other general corporate purposes.

                                PETROLEUM

      Ashland Petroleum, a division of Ashland, has responsibility for the operation of Ashland's refineries, the supply and transportation of Ashland's crude oil requirements, the transportation and storage of refined petroleum products and the marketing of a portion of the refined petroleum products.

   PETROLEUM REFINING

      Ashland Petroleum owns and operates three refineries located in Catlettsburg, Kentucky; St. Paul Park, Minnesota; and Canton, Ohio. The approximate capacities of these refineries at September 30, 1994, were as follows:


                                            Crude Oil Capacity
        Location of Refinery        (In thousands of barrels
                                         per calendar day)*
        --------------------       ----------------------------
        Catlettsburg, Kentucky . . . . .        213.4
        St. Paul Park, Minnesota . . . .         67.1
        Canton, Ohio . . . . . . . . . .         66.0
                                                -----
                  Total  . . . . . . . .        346.5
                                                =====
        ------------
   *The term "barrels" when used herein means barrels of 42 gallons each.

      Ashland Petroleum's refineries are equipped with efficient facilities, including crude oil atmospheric and vacuum distillation, fluid catalytic cracking, catalytic reforming, desulfurization and sulfur recovery units. Each of these refineries has the capability to process a wide variety of crude oils, including low quality/low price crude oils (i.e., high in residuum and sulfur contents), and to produce normal refinery products, including asphalt. With the assistance of a 3,000 barrel-per-day MTBE unit and a partial ownership in an ethanol plant, Ashland Petroleum is also able to cost effectively produce reformulated gasoline. In addition, the Catlettsburg refinery is equipped to manufacture lubricating oils and a wide range of petrochemicals.

      The table below shows the average daily number of barrels of crude oil and other feedstocks processed and the refined products produced by Ashland Petroleum for the three fiscal years ended
   September 30, 1994:

                                             Years Ended September 30
                                             ------------------------
                                             1994    1993    1992
                                             ----    ----    ----
   Total Input (In thousands of barrels per day)
   ---------------------------------------------
   Crude Oil                                329.2    326.0  327.1
   Other Feedstocks                          12.6     13.7   14.2

   Refinery Products Produced (In thousands
     of barrels per day)
   -----------------------------------------
   Gasoline                                 168.0    166.8  169.9
   Distillates and Kerosene                  90.6     88.6   84.2
   Asphalt                                   29.3     27.4   25.5
   Jet and Turbine Fuel                      10.9     12.2   14.0
   Heavy Fuel Oils                            7.7      9.0   10.6
   Lubricants                                 7.6      7.6    7.1
   Other                                     16.8     17.0   20.1

   CRUDE OIL SUPPLY

      The crude oil processed in Ashland Petroleum's refineries is obtained from negotiated lease, contract and spot purchases or exchanges. During fiscal 1994, Ashland Petroleum's negotiated lease, contract and spot purchases of United States crude oil for refinery input (including 111,100 barrels per day acquired through Ashland's Scurlock Permian subsidiary) averaged 115,200 barrels per day. Purchases from Canada averaged 57,500 barrels per day during fiscal 1994. The balance of Ashland Petroleum's crude oil requirements during fiscal 1994 were met largely through purchases from various foreign national oil companies and traders. Purchases of foreign crude oil (including Canada) represented 65% of Ashland Petroleum's crude oil requirements during fiscal 1994 compared to 58% during fiscal 1993.

      Ashland's share of Nigerian production will either be sold, traded or used to help satisfy part of Ashland Petroleum's fiscal 1995 crude oil requirements, depending upon world crude oil prices and other economic factors. For further information concerning Nigerian production, see "Exploration-International Operations." The balance of Ashland Petroleum's crude oil requirements in fiscal 1995 is expected to be met through contract and spot purchases from United States independent producers and from various foreign national oil companies and traders as worldwide availability and prices dictate.

      For further information concerning crude oil prices and imports, see "Miscellaneous-Governmental Regulation and Action-General."

   MARKETING OF PETROLEUM AND OTHER PRODUCTS

      Ashland Petroleum's principal marketing area for gasoline and fuel oils includes the Ohio River Valley, the upper Midwest, the upper Great Plains, the East Coast, and a portion of the southeastern United States. In addition to gasoline and fuel oils, Ashland also manufactures and markets liquified petroleum gas, asphalt and asphaltic products, pitch, base lube stocks, kerosene, petrochemicals, jet fuels, and residual fuels.

      Ashland Petroleum's production of gasoline, kerosene, and light fuel oils is sold at wholesale through wholesale channels of distribution, company owned and exchange terminals, Ashland branded bulk plants and at retail through SuperAmerica. The majority of these products are sold at wholesale through approximately 90 terminal areas in 23 states. Gasoline is sold at wholesale primarily to independent marketers, jobbers, and chain retailers who resell through several thousand retail outlets primarily under their own names, but also to a limited extent under the Ashland-R-brand name. Gasoline, kerosene, distillates, and aviation products are also sold to utilities, railroads, river towing companies, commercial fleet operators, aviation and airline companies, governmental agencies and other end users.

      Ashland Petroleum also markets petroleum products under the Ashland-R- brand name through a network of 112 (99 owned and 13 leased) bulk plants located in six states. These plants maintain inventories of gasoline, distillate, kerosene, motor oils, greases and other related products. Approximately 122 commission agents deliver products to Ashland customers from these plants, as well as from terminals or refineries operated by Ashland. Typical customers include reseller retail outlets, lessee-dealer retail outlets and numerous consumer, commercial and farm accounts. Ashland supplies 100 (88 owned and 12 leased) Ashland-R- brand lessee-dealers and 639 reseller outlets. Resellers generally own their locations and Ashland supplies pumps and signs for their use. Lessee-dealer outlets are owned or leased by Ashland and leased or subleased to the dealer. For further information on Ashland's retail marketing of petroleum products, see "SuperAmerica" and "Valvoline."

      In addition to providing crude oil for its own refineries, Ashland Petroleum, through its Scurlock Permian subsidiary, is actively engaged in purchasing, selling and trading crude oil in 15 states, principally at Midland, Texas; Cushing, Oklahoma; and St. James, Louisiana, three of the major distribution points for United States crude oil.

      Ashland Petroleum also produces and markets asphalt cements, polymerized asphalt, asphalt emulsions, and industrial asphalts in the United States. Ashland Petroleum markets these products from 24 locations to 22 southern and midwestern states. Additionally, Ashland Petroleum manufactures petroleum pitch, primarily used in the graphite electrode, clay target and refractory industries.

      Ashland Petroleum produces residual fuels at its three refineries and markets and sells these products in nine states, primarily to industrial customers as boiler fuel.

      The table below shows the average daily consolidated sales of petroleum products and crude oil by Ashland Petroleum, SuperAmerica, Valvoline and Exploration for the three fiscal years ended September 30:

                                           Years Ended September 30
                                          ----------------------------
                                       (In thousands of barrels per day)
                                           1994     1993    1992
                                           -----    -----   ----
   Gasoline                                 181.9   182.1  186.5
   Crude Oil                                142.1   150.3  152.3
   Distillates and Kerosene                  97.0    93.0   87.0
   Asphalt                                   34.3    31.4   30.5
   Jet and Turbine Fuel                      10.9    11.2   13.6
   Heavy Fuel Oils                            8.4     9.7   11.1
   Lubricants                                14.7    15.6   15.8
   Other                                     23.3    21.3   23.5

      Sales of gasoline (excluding excise taxes) represented approximately 18%, 20% and 21% of Ashland's consolidated sales and operating revenues (excluding excise taxes) in fiscal years 1994, 1993 and 1992, respectively. Sales of crude oil represented approximately 8%, 10% and 11% of Ashland's consolidated sales and operating revenues (excluding excise taxes) in fiscal years 1994, 1993 and 1992, respectively.

   TRANSPORTATION

      Ashland owns, leases, or has an ownership interest in 5,759 miles of active pipeline in 13 states. This network transports crude oil and refined products to and from terminals, refineries and other pipelines. This includes 2,256 miles of crude oil gathering lines, 2,987 miles of crude oil trunk lines, 475 miles of refined product lines and 41 miles of natural gas liquid lines.

      Ashland has an 18.6% stock ownership interest in LOOP INC. ("LOOP"), the only U.S. deep water port facility capable of receiving crude oil from very large crude carriers and which has a capacity to off-load 1,000,000 to 1,200,000 barrels per day. Ashland also has a 21.4% stock ownership interest in LOCAP INC. ("LOCAP") which has a capacity of 1,200,000 barrels per day and a 21.6% undivided ownership interest in the Capline Pipeline System which has a nominal capacity of 1,175,000 barrels per day. LOCAP owns a pipeline connecting LOOP and the Capline System that originates at St. James, Louisiana. These port and pipeline systems provide Ashland Petroleum with access to common carrier transportation from the Louisiana Gulf Coast to Patoka, Illinois. At Patoka, the Capline System connects with other common carrier pipelines owned or leased by Ashland which provide transportation to Ashland Petroleum's refineries in Kentucky and Ohio. For summarized financial statements and information with respect to advances and transportation payments made by Ashland to LOOP and LOCAP, see Notes D and G of Notes to Consolidated Financial Statements in Ashland's Annual Report.

      In addition, Ashland owns a 5% undivided ownership interest in the Rancho Pipe Line System located in Texas and a 33% stock interest in the Minnesota Pipe Line Company, which owns a crude oil pipeline in Minnesota. Minnesota Pipe Line Company provides Ashland Petroleum with access to 270,000 barrels per day of crude oil common carrier transportation from Clearbrook, Minnesota to Cottage Grove, Minnesota, which is in the vicinity of Ashland Petroleum's St. Paul Park, Minnesota refinery.

      Ashland Petroleum owns or has an interest in 38 terminal facilities from which it sells a wide range of petroleum products. These facilities are supplied by a combination of river barge, pipeline, truck and rail. Ashland Petroleum also owns or operates a number of other terminals that are used in connection with the transportation of petroleum products or crude oil.

      Ashland Petroleum's river transportation operations include 8 towboats (6 owned, 2 leased) and 171 barges that transport crude oil and refined products on the Ohio, Mississippi and Illinois rivers, their tributaries, and the Intracoastal Waterway.

      Ashland Petroleum leases on a long-term basis two 80,000 ton deadweight tankers which are normally used for third party delivery of foreign crude oil to the United States. Additional requirements are met by chartering tankers for individual voyages.

      Ashland Petroleum leases rail cars in various sizes and capacities for movement of petroleum products and chemicals.
   Ashland Petroleum also owns a large number of tractor-trailers, additional trailers, and a large fleet of tank trucks and general service trucks.

   OTHER MATTERS

      For information on federal, state and local statutes and regulations relating to releases into the environment or protection of the environment, see "Miscellaneous-Governmental Regulation and Action-Environmental Protection."

      For information relating to certain environmental litigation, see "Legal Proceedings-Environmental Proceedings."

      There are traditional seasonal variations in Ashland
   Petroleum's sales and operating results. The seasonality that Ashland Petroleum experiences is due primarily to increased demand for gasoline during the summer driving season and increased demand for asphalt from the road paving industry during the last six months of Ashland's fiscal year. The refining industry experiences a similar seasonality. For Ashland's fiscal years 1992 to 1994, refining margins for Ashland Petroleum have averaged $3.86 per barrel for the six-month periods ended March 31 and $4.12 per barrel for the six-month periods ended September 30.

                              SUPERAMERICA

      SuperAmerica Group, a division of Ashland, conducts retail petroleum marketing operations. SuperAmerica has retail outlets in 11 states in the Ohio Valley and Upper Midwest under the SuperAmerica-R- and Rich-R- names. See also "Petroleum-Marketing of Petroleum and Other Products."

      SuperAmerica-R- Stores - SuperAmerica operates 598 (538 owned and 60 leased) combination gasoline and merchandise stores in 11 states under the SuperAmerica-R- name. These stores are designed for high volume sales. SuperAmerica stores offer consumers gasoline, diesel fuel at select locations and a broad mix of other goods and services such as fresh-baked goods, automated teller machines, video rentals, automotive accessories and a line of private-label items. SuperAmerica is also adding to its one-stop shopping concept by partnering with fast food chains including Taco Bell and Subway. During fiscal 1994, 40% of the revenues of the SuperAmerica stores were derived from the sale of merchandise and 60% of such revenues were derived from the sale of gasoline and diesel fuel.

      The SuperAmerica-R- trademark has been registered since 1963. Other registered trademarks and servicemarks owned by Ashland and used by SuperAmerica include SuperMom's-R-, The Fresh Choice-TM- and SuperSoda-R-, used in connection with food products; Injector Guard-R-, used in connection with gasoline additives; The Express Pump-R-, used in conjunction with gasoline dispensing equipment; SuperCare-R-, used in connection with pharmacy services, personal care and beauty products; and Yours-R- and Sincerely Yours-R-, used in connection with cigarettes.

      SuperAmerica operates warehouse distribution centers in Bloomington, Minnesota, and Ashland, Kentucky, that distribute certain merchandise to the stores. SuperAmerica also operates a commissary in Russell, Kentucky, that produces fresh sandwiches, salads and other food products for distribution to stores in the Ohio Valley. A wholly-owned subsidiary of SuperAmerica also operates a large bakery and commissary in St. Paul Park, Minnesota, under the name SuperMom's-R-.

      In addition to the 598 owned and leased SuperAmerica stores, SuperAmerica has 28 jobber/franchisees who operate 37 stores in 3 states in the upper Midwest.

      Rich-R- Oil - Rich Oil, a division of Ashland, operates 95 (76 owned and 19 leased) Rich-R- retail gasoline outlets in Kentucky, Ohio and West Virginia under the Rich-R- name. The Rich Oil outlets generate lower gasoline volumes than the average SuperAmerica store, primarily because the Rich Oil outlets are generally smaller and located in less-densely-populated areas.

   OTHER MATTERS

      Retail marketing "divorcement" legislation and wholesale and retail pricing regulations have been adopted in some states. They are proposed from time to time in other states and at the federal level. If such legislation were adopted at the federal level or in the states where SuperAmerica sells petroleum products, it could have a substantial adverse impact.

      For information relating to the regulation of underground storage tanks containing petroleum products, see "Miscellaneous-Governmental Regulation and Action-Environmental Protection."


                                 VALVOLINE

      The Valvoline Company, a division of Ashland, is a marketer of automotive and industrial oils, automotive chemicals, and automotive and environmental services, with sales in more than 140 countries. See also "Petroleum-Marketing of Petroleum and Other Products." Acquired by Ashland in 1950, Valvoline has diversified its operations in recent years and is comprised of the following business units:

      Valvoline Branded - Branded is Valvoline's largest business unit, representing 47% of Valvoline's annual sales dollars. Branded markets motor oils, greases, gear oils, automatic transmission fluids, antifreeze and oil and air filters primarily to the U.S. private passenger car and light truck market through a network of distributors, retailers and direct market operations. Valvoline is also one of the leading producers of packaged private label motor oils in the United States. The Branded Commercial Fleet Sales division markets heavy-duty lubricants to the railroad, trucking, mining and marine industries.

      Although competition is severe, Branded plans to improve market share through a customer-focused strategy, involvement in motorsports and a marketing campaign stressing high performance, quality and value.

      Branded plants are supplied with base stocks primarily from Ashland's 8,500 barrels-per-day lube oil refinery in Catlettsburg, Kentucky.

      Ecogard, Inc. - As of September 30, 1994, Ecogard, Inc. through its First Recovery division, was collecting used motor oil at an annual rate of 35 million gallons from a network of automotive aftermarket retailers and service businesses in 41 states. Utilizing a "total fluid management" approach, First Recovery provides an environmental service to Branded customers, collecting used antifreeze and oil filters as well. In fiscal 1995, First Recovery will transport most of its collected used oil volume to a new industrial fuel processing plant owned and operated by Texaco Inc. near New Orleans, Louisiana.

      Valvoline Instant Oil Change ("VIOC") - VIOC, a division of Ashland, is one of the largest companies in the expanding U.S. "fast oil change" service business, providing Valvoline with a significant share of the installed segment of the passenger car and light truck motor oil market. Incorporation of the Valvoline name and trademark in VIOC's name, store signage and advertising provides an ongoing Valvoline presence in the communities in which VIOC stores are located. As of September 30, 1994, 347 company-owned service centers were open in 13 states: Georgia, Illinois, Indiana, Kentucky, Michigan, Minnesota, Mississippi, Missouri, New York, Ohio, Pennsylvania, Tennessee and Wisconsin. Stores in Minnesota operate as Valvoline Rapid Oil Change-R-.

      Valvoline Instant Oil Change Franchising, Inc. - Valvoline Instant Oil Change Franchising, Inc., a subsidiary of Ashland, began selling franchises in 1988 to accelerate Valvoline's growth in the fast oil-change business. As of September 30, 1994, 137 franchised units (75 of which are in operation) had been sold in 15 states: California, Connecticut, Delaware, Florida, Georgia, Kentucky, Maryland, Massachusetts, Minnesota, Nebraska, New Mexico, North Carolina, Pennsylvania, Rhode Island and Texas. A franchise has also been sold in Puerto Rico. All company-owned and franchised centers collect used motor oil from do-it-yourselfers as an environmental service.

      Car Care Products Group - In late 1994, Valvoline established a new Car Care Products Group to manage its growing portfolio of consumer automotive chemical brands. Valvoline acquired the Zerex-R- antifreeze brand and a long-term antifreeze feedstock supply agreement from the BASF Corp. in October 1994. Zerex joined Pyroil, NAPA and Valvoline's other various private label brands of automotive chemicals to form the Car Care Products Group. Pyroil is a major U.S. packager and marketer of refrigerants to the automotive aftermarket and is increasing its sales of consumer and professional automotive chemicals. Although refrigerants containing chlorofluorocarbons will be phased out of production by the end of 1995, Pyroil is actively supporting an industry transition to ozone-safe refrigerants. An exclusive agreement provides Pyroil with an assured supply of new-generation DuPont SUVA-R- refrigerants.

      Valvoline International, Inc. - Valvoline International, Inc., a subsidiary of Ashland, markets Valvoline branded products and TECTYL-R- Rust Preventives worldwide and operates company-owned affiliates in Australia, Canada, Denmark, Great Britain, the Netherlands, Sweden, Germany, Switzerland, Austria, France, Italy and Belgium. Licensees and distributors market products in other parts of Europe, Central and South America, the Far East, the Middle East and in certain African countries. Packaging and blending plants and distribution centers in Australia, Canada, Denmark, Sweden, Great Britain, the Netherlands and the United States supply international customers. Through a joint-venture with The Western India Group, Valvoline will construct a blending and packaging plant in India in 1995 to supply that market.

      Lube Refinery Sales - Valvoline's Lube Refinery Sales division sells excess base stock production from the Catlettsburg, Kentucky lube refinery to other U.S. motor oil and industrial oil marketers as well as to fuel and lube additive companies in the United States. It also markets Slack Wax, a lube byproduct, through a network of re-sellers and to other refiners for further processing. The division is also engaged in private label blending and packaging for other North American refiners. See "Petroleum-Petroleum Refining."

      The Valvoline-R- trademark was federally registered in 1873 and is the oldest trademark for a lubricating oil in the United States. Other important trademarks include Valvoline Instant Oil Change-R-, TECTYL-R-, Pyroil-R- and Zerex-R-.

                                CHEMICAL

      Ashland Chemical Company, a division of Ashland, is engaged in the manufacture, distribution and sale of a wide variety of chemical and plastic products. Ashland Chemical owns or leases 42 manufacturing facilities in 10 states and 17 foreign countries and owns or leases 102 distribution facilities in 34 states and 12 foreign countries.

      Ashland Chemical is comprised of the following operations:

   DISTRIBUTION

      Industrial Chemicals & Solvents ("IC&S") Division - IC&S markets chemical products and solvents to industrial chemical users in major markets through distribution centers in the United States, Canada and Puerto Rico. The division distributes approximately 3,500 chemical products made by many of the nation's leading chemical manufacturers, a growing number of off-shore producers, plus petrochemicals from Ashland's refineries. The division specializes in supplying mixed truckloads and less-than-truckload quantities to the paint and coatings, industrial and institutional compounding, automotive, appliance, paper and many other industries. In addition, the division distributes cosmetic and pharmaceutical specialty chemicals and food-grade additives and ingredients. The division also offers customers environmental services, working in cooperation with major chemical waste disposal companies.

       FRP Supply Division - This division markets to customers in the reinforced plastics and cultured marble industries mixed truckload and less-than-truckload quantities of polyester resins, fiberglass and other specialty reinforcements, catalyst and allied products from more than 50 distribution locations across the United States and Mexico.

      General Polymers Division - This division markets a broad range of thermoplastic injection molding and extrusion materials to processors in the plastics industry through distribution locations in the United States, Canada, Mexico and Puerto Rico. The division also provides plastic material transfer and packaging services. The division represents 22 major plastics producers, with emphasis on serving customers with mixed truckload and less-than-truckload quantities of packaged thermoplastics. The basic resins business unit markets packaged and bulk thermoplastic resins to a variety of processors in North America.

      Ashland Plastics International - This business unit markets a broad range of thermoplastics to processors outside North America. Ashland Plastics has distribution centers located in Australia, Belgium, France, Holland, Ireland, Italy, New Zealand, and the United Kingdom and exports to Latin America from the United States.

   SPECIALTY CHEMICALS

      Composite Polymers Division - This division manufactures and sells a broad range of chemical-resistant, fire-retardant and general-purpose grades of unsaturated polyester and vinyl ester resins for the reinforced plastics industry. Key markets include the automotive, construction and marine industries. The division has manufacturing plants in Los Angeles, California; Bartow, Florida; Ashtabula, Ohio; and Philadelphia, Pennsylvania.

      Specialty Polymers & Adhesives Division - This division manufactures and sells specialty liquid AROFENE-R- phenolic resins and AROTAP-R- phenolic resins for paper impregnation and friction material bonding; AROSET-R- acrylic polymers for pressure sensitive adhesives; ISOSET-R- emulsion polymer isocyanate adhesives for structural wood bonding; PLIOGRIP-R- polyurethane and epoxy structural adhesives for bonding fiberglass reinforced plastics, composites, thermoplastics and metals in automotive, recreational, and industrial applications; EMAWELD-R- induction bonding systems for thermoplastic materials; PLIOBOND-R- and PLIOSEAL-R-elastomeric polymer adhesives for commercial roofing applications; PLIOSEAL-TM- butyl rubber roofing tapes; and VPC-R- vapor curing, high-performance urethane coatings systems. The division has manufacturing plants in Calumet City, Illinois; Norwood, New Jersey; and Ashland, Ohio.

      Drew Ameroid Marine Division - This division supplies specialty chemicals for water and fuel treatment and general maintenance as well as refrigeration services, sealing products and welding and refrigerant products to the world's merchant marine fleet. Drew Ameroid Marine currently provides shipboard technical service for more than 15,000 vessels from 140 locations serving 800 ports throughout the world.

   Electronic Chemicals Division - This division manufactures and sells a variety of ultra high-purity chemicals for the worldwide semiconductor manufacturing industry through various manufacturing locations. The division also custom blends and packages high-purity liquid chemicals to customer specifications. The division has manufacturing plants in Newark, California; Milan, Italy; Easton, Pennsylvania; and Dallas, Texas. The division also enters into long-term agreements to provide complete chemical management services, including purchasing, warehousing and delivering chemicals for in-plant use, for major facilities of large consumers of high-purity chemicals.

      Foundry Products Division - This division manufactures and sells foundry chemicals worldwide, including a complete line of foundry binders, core and mold coatings, sand additives, mold releases, core pastes, and other specialties. The division has two domestic manufacturing plants located in Cleveland, Ohio. Eighteen foreign subsidiaries and affiliates manufacture and/or market foundry and other chemicals. The division has a metals applications laboratory as part of the company's technical center, which is used for test castings and mold and core material testing.

      Drew Industrial Division - This division supplies specialized chemicals and consulting services for the treatment of boiler water, cooling water, steam, fuel and waste streams. The division also supplies process chemicals and technical services to the pulp and paper and mining industries. It also supplies additives used in the manufacture of latex and paints. This division conducts operations throughout North America, Europe and the Far East through subsidiaries, joint venture companies and distributors. The division has manufacturing plants in Kansas City, Kansas; Kearny, New Jersey; Houston, Texas; Ajax, Ontario, Canada; and Singapore.

   PETROCHEMICALS

      Petrochemical Division - This division markets aromatic hydrocarbons, principally cumene, toluene, xylene, and aromatic and aliphatic solvents and propylene manufactured at facilities located at the Catlettsburg, Kentucky refinery. The division manufactures maleic anhydride at Neal, West Virginia, and methanol near
   Plaquemine, Louisiana.

   OTHER MATTERS

      Melamine Chemicals, Inc. ("MCI") - Ashland owns 23% of the outstanding common stock of MCI, a publicly owned company (NASDAQ:MTWO). MCI produces melamine at its Donaldsonville, Louisiana plant and sells it to customers throughout the world. Melamine is a specialty chemical having numerous industrial and commercial applications.

      For information relating to the reauthorization of the Superfund Reauthorization Act of 1986 and the Resource Conservation and Recovery Act, see "Miscellaneous-Governmental Regulation and Action-Environmental Protection."


                              CONSTRUCTION

      Ashland's construction operations are conducted primarily by the APAC group of companies which are located in 13 southern states. APAC is a major provider of publicly funded highway construction services, privately financed construction projects, and construction materials. As prime contractor, subcontractor or joint venture partner, APAC performs such construction work as paving, repair and resurfacing of highways, urban streets, roadways, bus lanes, airports, residential developments, shopping centers, other commercial parking areas, sidewalks, and driveways; excavation; grading and base work; and certain other activities in the construction of bridges and structures, sanitary sewers, drainage facilities and underground utilities. APAC also produces and sells construction materials such as asphaltic and ready-mix concrete, crushed stone and other aggregate, and in certain markets, concrete block and specialized construction materials, such as architectural block.

      To deliver its services and products, APAC utilizes extensive aggregate-producing properties and construction equipment. It currently has 15 permanent operating quarry locations, 31 other aggregate production facilities, 38 ready-mix concrete plants, 144 hot-mix asphalt plants, and a fleet of over 8,000 mobile equipment units, including heavy construction equipment and transportation-related equipment.

      Raw aggregate generally consists of sand, gravel, granite, limestone and sandstone. About 36% of the raw aggregate produced by APAC is used in the performance of APAC's own contract construction work and the production of various processed construction materials. The remainder is sold to third parties. APAC also purchases substantial quantities of raw aggregate from other producers whose proximity to the job site render it economically feasible. Most other raw materials, such as liquid asphalt, portland cement and reinforcing steel, are purchased from others. APAC is not dependent upon any one supplier or customer.

      Approximately 60% of APAC's revenues are derived from highway and other public sector sources. The other 40% is derived from industrial and commercial customers and other private developers and contractors.

      Climate and weather significantly affect revenues in the construction business. Due to its location, APAC tends to enjoy a relatively long construction season. Most of APAC's operating income is generated during the construction period of May to October.

      Total backlog at September 30, 1994 was $554 million, compared to $495 million (restated to exclude APAC's Arizona operations which were sold in February 1994) at September 30, 1993. The backlog orders at September 30, 1994 are considered firm, and a major portion is expected to be filled during fiscal 1995.

                               EXPLORATION

      Ashland's oil and gas exploration and production activities are conducted through wholly owned subsidiaries of Ashland
   (collectively referred to as "Ashland Exploration"). Ashland
   Exploration is currently engaged in the exploration for and production of oil and gas in the United States, in the exploration for and production of oil in Nigeria, and in oil and gas exploration in other international areas.

      For information regarding Ashland Exploration's estimated oil and gas reserves and other financial data, see Supplemental Oil and Gas Information on Pages 60 and 61 in Ashland's Annual Report. Since October 1, 1993, no estimates of Ashland Exploration's total proved net oil or gas reserves have been filed or included in reports to any federal authority or agency other than the SEC.

   DOMESTIC OPERATIONS

      Ashland Exploration has concentrated its domestic drilling and production efforts in two core areas: the Appalachian Basin and the Gulf Coast. In addition, minor royalty interests are located primarily in the Southwest and Midcontinent regions of the United States.

      In the Appalachian Basin, Ashland Exploration's activities consist primarily of shallow gas development drilling on leaseholds totaling approximately 807,100 acres in eastern Kentucky and West Virginia. In fiscal 1994, it drilled 58 net gas wells, excluding 29 net wells which were being drilled at year-end.

      Ashland Exploration's exploratory efforts are concentrated along the Gulf Coast. In fiscal 1994, Ashland Exploration participated in drilling 13 gross exploratory prospects, resulting in 4 gas discoveries. At fiscal year-end, an additional 2 gross exploratory wells were in the process of being drilled. Ashland Exploration's exploratory leasehold position in the Gulf of Mexico has risen to 160,000 acres, excluding one block from an August 1994 federal lease sale on which a lease is expected to be issued in early fiscal 1995.

      During fiscal 1994, Ashland Exploration's domestic production averaged 800 net barrels of oil per day and 94.3 million net cubic feet of natural gas per day. The average price received during fiscal 1994 was $14.29 per barrel of oil and $2.42 per thousand cubic feet (MCF) of gas.

      Ashland Exploration owned a working interest in 2,942 gross
   (2,655 net) domestic producing wells at September 30, 1994.

   INTERNATIONAL OPERATIONS

      Ashland Exploration currently has rights to international concessions in Nigeria, Australia, and Morocco. Additional exploration opportunities are being evaluated in these and other countries.

      In Nigeria, Ashland Exploration's oil production during fiscal 1994 was 18,700 barrels per day from 74,000 acres onshore and 103,000 acres offshore held under a production-sharing contract with the Nigerian National Petroleum Corporation ("NNPC"), the Nigerian state-owned petroleum company. The term of this production sharing contract has been extended until June 12, 1998. Ashland Exploration plans to initiate exploratory drilling in fiscal 1995 to fulfil the commitment required for the extension of this production sharing contract. If this exploratory drilling is successful, the term on this production sharing contract would be extended until 2013.

      Other exploratory efforts in Nigeria will be carried out on two additional offshore blocks comprising a contract area of approximately 600,000 acres under another production-sharing contract with NNPC. The first exploratory well was successful in fiscal 1994. Additional exploratory drilling is planned for fiscal 1995. Ashland Exploration holds a 50% interest in these blocks.

      In other international exploratory activities, Ashland Exploration has extended its seismic option agreement with ONAREP, the Moroccan state-owned petroleum company. The agreement covers 1,500,000 acres offshore Morocco, which Ashland Exploration operates with a 50% interest. In Australia, Ashland Exploration owns a 50% interest in one exploration permit consisting of 335,000 gross acres and a 25% interest in another exploration permit consisting of 590,000 gross acres, both of which are located offshore western Australia. Three unsuccessful exploratory wells were drilled in Australia in fiscal 1994.

      Ashland Exploration's international operations are necessarily subject to factors beyond its control. Foreign operations may also be affected by laws and policies of the United States relating to foreign trade, investment, and taxation.


   NET OIL AND GAS PRODUCTION

      The following table summarizes net oil and gas production for the three fiscal years ended September 30, 1994. Net production for Nigeria is before royalty.

                                              Years Ended September 30
                                             -------------------------
                                             1994      1993    1992
                                             ----      ----    -----

   Crude Oil (thousand barrels per day)
      United States  . . . . . . . . . . .     .8       1.0    1.0
      Nigeria  . . . . . . . . . . . . . .   18.7      21.7   25.9
                                             ----      ----   ----
                Total  . . . . . . . . . .   19.5      22.7   26.9
                                            =====      ====   ====
   Natural Gas (MMCF per day)
      United States  . . . . . . . . . . .   94.3      99.3   78.3

   AVERAGE SALES PRICE AND PRODUCTION COST

      Ashland Exploration's average sales price per unit and production cost per unit for crude oil and natural gas for the three fiscal years ended September 30, 1994, are set forth in the table below:

                    United States           Nigeria                 Total
                    -------------------     -------------------     -------------------
                    1994    1993    1992    1994    1993    1992    1994    1993    1992
                    ----    ----    ----    ----    ----    ----    ----    ----    ----
   Average sales price
    Crude oil (per
      barrel)...... $14.29  $17.54  $18.35  $15.01  $17.77  $19.21  $14.98  $17.76  $19.18
    Natural gas
     (per MCF).....   2.42    2.45    2.28       -       -       -    2.42    2.45    2.28
    Average production
    product cost
    (per equivalent
    barrel) (1).....  3.87    3.84    4.83    7.69   7.27     6.39    5.90    5.74    5.84
   -----------------

   (1)  Equivalent barrels computed on a six MCF to one barrel ratio.

   GROSS AND NET PRODUCTIVE WELLS

      The following table sets forth Ashland Exploration's gross and net productive wells at September 30, 1994:
                                                      Gross     Net
                                                     -------  ------
      United States
         Oil   . . . . . . . . . . . . . . . . .        175      47
         Gas   . . . . . . . . . . . . . . . . .      2,767   2,608
      Nigeria
         Oil   . . . . . . . . . . . . . . . . .         36      36
                                                      -----   -----
                   Total                              2,978   2,691
                                                      ======  ======

      These wells include 321 gross wells (308 domestic and 13
   international) and 295 net wells (282 domestic and 13 international) which have multiple completions.

   TOTAL GROSS AND NET OIL AND GAS PRODUCING AND UNDEVELOPED ACREAGE

      The following table sets forth Ashland Exploration's total gross and net oil and gas producing and undeveloped acreage at September 30, 1994:

                             Gross       Net        Gross        Net
                             Producing   Producing  Undeveloped  Undeveloped
                             Acreage     Acreage    Acreage      Acreage
                             ---------   ---------  ---------    ----------
                                            (thousands of acres)

       United States. . . . .  1,201      873        726           405
       Nigeria. . . . . . . .    177        177        580           290
       Morocco. . . . . . . .                        1,500           750
       Australia. . . . . . .                          925           315
                                 -----    -----      -----         -----
                 Total           1,378    1,050      3,731         1,760
                                 =====    =====      =====         =====

   NET PRODUCTIVE AND DRY WELLS DRILLED

     Ashland Exploration's net productive and dry wells drilled during the three fiscal years ended September 30, 1994, are set forth in the table below:

                                                  1994    1993   1992
                                                  ----    ----   ----
        Net Productive Exploratory Wells Drilled
          United States  . . . . . . . . . . .      2       1       5
          International  . . . . . . . . . . .      1       0       0
                                                 ----    ----    ----
                    Total  . . . . . . . . . .      3       1       5
                                                 ====    ====    ====
        Net Dry Exploratory Wells Drilled
          United States  . . . . . . . . . . .      4       2       3
          International  . . . . . . . . . . .      1       0       0
                                                 ----    ----    ----
                    Total  . . . . . . . . . .      5       2       3
                                                 ====    ====    ====
        Net Productive Development Wells Drilled
          United States  . . . . . . . . . . .     59      84     182
          International  . . . . . . . . . . .      0       0       0
                                                 ----    ----    ----
                    Total  . . . . . . . . . .     59      84     182
                                                 ====    ====    ====
        Net Dry Development Wells Drilled
          United States  . . . . . . . . . . .      1       1       0
          International  . . . . . . . . . . .      0       0       0
                                                 ----    ----    ----
                    Total  . . . . . . . . . .      1       1       0
                                                 ====    ====    ====


                                  COAL

      Arch Mineral Corporation ("Arch") - Ashland currently owns 50% of Arch and has the right to acquire an additional 1.25% of Arch pursuant to a Put and Call Agreement with an Arch shareholder. Through its wholly owned subsidiaries, Arch mines, processes, markets, and transports bituminous coal in the domestic and export steam and metallurgical markets. An additional wholly owned subsidiary of Arch owns, controls and manages mineral-bearing properties throughout the United States. Arch has mines located in the Appalachian, Midwestern, and Western coal fields with access to rail, inland waterway and truck transportation networks, including several of its own transloading facilities. Arch also controls undeveloped reserves in the San Juan Basin of New Mexico, the Green River area in southwest Wyoming, southern Illinois, Indiana, southeast Kentucky, western Virginia and southern West Virginia.

      For its fiscal year ended December 31, 1993, Arch sold 17.6 million tons of coal compared to sales of 20.9 million tons and
   21.5 million tons in 1992 and 1991, respectively. In 1993, 79% of Arch's sales were from the production of its wholly owned independent operating subsidiaries, compared to 82% and 80% in 1992 and 1991, respectively. The remainder of the coal sold in each of these periods came from brokerage activities or from independent contractors operating on property controlled by Arch. Surface mines accounted for 69% of the production in 1993, as compared to 62% and 65% in 1992 and 1991, respectively. In each of these periods, the remainder of Arch's production came from its underground and auger mines. Sales under contracts with a duration of more than one year accounted for 78% of Arch's sales in 1993, compared with 86% and 80% in 1992 and 1991, respectively. Arch's 1993 operations were significantly and adversely impacted by the United Mine Workers of America strike discussed on the following page.

      As of September 30, 1994, Arch has 33 coal supply contracts of one year or longer duration. In the nine-months ended September 30, 1994, Arch sold 20.5 million tons of coal, 69% of which was sold under contracts with a duration of more than one year. During this period, 74% of Arch's total sales came from the production of its subsidiaries, while the remaining coal sold came from brokerage activities or independent contractors operating on properties controlled by Arch. During this nine-month period, 53% of Arch's production was from its surface mines and the remainder was from its underground and auger mines.

   As of December 31, 1993, Arch owned or controlled estimated recoverable coal reserves in the proven and probable categories of approximately 1.6 billion tons, based on an estimate prepared by Arch. Arch believes a majority of these reserves have a sulfur content of less than 1.6 pounds of sulfur dioxide and a substantial portion have a sulfur content of less than 1.2 pounds of sulfur dioxide per million Btu. Ashland has not made an independent verification of this information.

       Apogee Coal Company ("Apogee"), an independent operating subsidiary of Arch, is a member of the Bituminous Coal Operators Association ("BCOA") and a signatory to a collective bargaining agreement with the United Mine Workers of America ("UMWA") that expires on August 1, 1998. This contract was ratified on December 14, 1993, after a 219-day strike against certain BCOA members, including Apogee. In the nine months ended September 30, 1994, Apogee's sales from captive and contractors mines represented approximately 54% of Arch's total sales. Two other independent subsidiaries of Arch are signatories to collective bargaining agreements with independent employees associations. Employees of the remainder of Arch's operating subsidiaries are not represented by labor unions.

      On January 31, 1994, Catenary Coal Holdings, Inc., a wholly owned subsidiary of Arch, acquired from Enirisorse S.p.A., the stock of Agipcoal Holdings USA, Inc. and Agipcoal America, Inc. On the same date, certain of the subsidiaries and assets of these companies were sold to subsidiaries of the Norfolk Southern Corporation, and Neweagle Industries, Inc. The remaining assets include mining complexes in Kentucky and West Virginia.

      Ashland Coal, Inc. ("Ashland Coal") - Ashland owns approximately 39% of Ashland Coal, a public company (NYSE:ACI) which is engaged in the production, transportation, processing and marketing of bituminous coal produced in eastern Kentucky and southern West Virginia. The primary emphasis and direction of Ashland Coal is on the acquisition and development of low-sulfur steam coal reserves.

      Saarbergwerke A.G., a coal producer, coal trader, and utility company owned jointly by the Government of Germany (74%) and the State of Saarland (26%), owns approximately a 15% interest in Ashland Coal, and Carboex International Ltd., a subsidiary of Sociedad Espanola De Carbon Exterior, S.A., a coal supply firm controlled by entities of the Government of Spain, owns approximately a 10% interest in Ashland Coal. The remaining 36% of Ashland Coal is owned by the public.

      For its fiscal year ended December 31, 1993, Ashland Coal and its independent operating subsidiaries sold 16 million tons of coal, as compared to 19.1 and 14.3 million tons sold in 1992 and 1991, respectively. Of the total number of tons sold during fiscal 1993, approximately 57% was under long-term contracts, as compared to 66% for 1992 and 67% for 1991, with the balance being sold on the spot market. In fiscal 1993, Ashland Coal and its independent operating subsidiaries sold 2.1 million tons of coal in the export market, compared to 3.9 million tons in 1992 and 3.8 million tons in 1991. Approximately 61%, 71%, and 71% of total revenues for 1993, 1992, and 1991, respectively, were derived from long-term contracts. For the year ended December 31, 1993, Ashland Coal's independent operating subsidiaries produced approximately 14.2 million tons of coal, as compared to 16.7 and 12.2 million tons for 1992 and 1991, respectively. In addition, Ashland Coal purchased for resale approximately 1.6 million tons of coal during 1993 and approximately 2.0 million tons of coal during each of 1992 and 1991.

      For the nine months ended September 30, 1994, Ashland Coal and its independent operating subsidiaries sold 14.8 million tons of coal. Of the total number of tons sold during the nine months ended September 30, 1994, 63% was under long-term contracts. These sales accounted for approximately 65% of Ashland Coal's total revenues for the nine-month period. Of the 14.8 million tons sold during the nine-month period, 1.4 million tons were sold in the export market. For the nine months, Ashland Coal's independent operating subsidiaries produced approximately 13.9 million tons of coal and purchased approximately 1.0 million tons for resale.

      Ashland Coal's consolidated results for 1993 were significantly affected by a selective strike by the United Mine Workers of America from May to December 1993 against the operations of two subsidiaries of Ashland Coal's Dal-Tex Coal Corporation subsidiary ("Dal-Tex") and the operations of Ashland Coal's Hobet Mining, Inc. subsidiary ("Hobet"). These Dal-Tex subsidiaries and Hobet were signatories to the National Bituminous Coal Wage Agreement of 1988. On December 14, 1993, UMWA members ratified the National Bituminous Coal Wage Agreement of 1993, and thereafter the UMWA miners returned to work at the Dal-Tex and Hobet operations.

      Ashland Coal's Mingo Logan Coal Company subsidiary ("Mingo Logan"), Mingo Logan's Mountaineer Mining Company and Bearco divisions and certain contract miners are parties to a proceeding to determine whether Mingo Logan's employees should be deemed jointly employed with the contract miners' employees or whether the Mingo Logan and contract miners' employees are employed by different employers. The outcome of the proceeding would determine for purposes of voting on union representation (if such vote is required by applicable labor law) whether the Mingo Logan employees may vote separately, or will be required to vote with employees of Mingo Logan's contract miners.

      Substantially all of Ashland Coal's coal properties are in eastern Kentucky and southern West Virginia and are controlled by lease. Most of these leases run until the exhaustion of minable and merchantable coal. The remaining leases have primary terms ranging from one to 40 years, with many containing options to renew. Royalties paid to lessors are either on a fixed price per ton basis or on a percentage of the gross sales price basis.

      As of December 31, 1993, Ashland Coal estimates that its subsidiaries controlled approximately 723 million tons of recoverable reserves in the proven and probable categories. Based upon limited information obtained from preliminary prospecting, drilling and coal seam analysis, Ashland Coal estimates that a substantial percentage of this coal has a sulfur content of 1% or less. Ashland has not made an independent verification of this information. The extent to which reserves will eventually be mined depends upon a variety of variables, including future economic conditions and governmental actions affecting both the mining and marketability of low-sulfur steam coal.

      Other Matters - Arch and Ashland Coal are subject to environmental regulations, including the Surface Mining Control and Reclamation Act of 1977, the Clean Water Act, the Resource Conservation and Recovery Act and the Clean Air Act, as well as related federal environmental regulations and similar state enactments. In addition, the Federal Mine Safety and Health Act of 1977 ("MSHA") imposes health and safety standards on all mining operations. Regulations under MSHA are comprehensive and affect numerous aspects of mining operations, including the training of mine personnel, mining procedures, blasting and the equipment used in mining operations. Arch and Ashland Coal believe that they are in substantial compliance with all applicable environmental and MSHA requirements. These requirements are not expected to have a material adverse impact on Arch's or Ashland Coal's competitive position.

      Arch and Ashland Coal are subject to the provisions of the Coal Industry Retiree Health Benefit Act of 1992. This legislation provides for the funding of medical and death benefits for certain retired members of the UMWA through premiums to be paid by assigned operators, transfers from an overfunded pension trust established for the benefit of retired UMWA members, and transfers from the Abandoned Mine Lands Fund, which is funded by a federal tax on coal production. The effect of this legislation on the earnings and financial conditions of Arch and Ashland Coal is not expected to be significant.

      For information relating to acid rain legislation, see
   "Miscellaneous-Governmental Regulation and Action-Environmental
   Protection."

                             OTHER BUSINESS


      Ashland, through a subsidiary, Ashland Ethanol, Inc. ("AEI"), has a 50% interest in a partnership that owns an ethanol plant located in South Point, Ohio. The partnership is comprised of AEI and subsidiaries of Ohio Farm Bureau Federation, Inc., Publicker Industries Inc. and UGI Corporation. The plant began operation in September 1982 and is currently producing at an annual rate of approximately 65 million gallons of ethanol. In addition, the plant produced about 180 million tons of distillers dried grain in fiscal 1994. In 1981 the United States Department of Energy entered into a cooperative agreement with the partnership under which it advanced approximately $24.5 million in connection with the construction of this plant which will, except under certain circumstances, have to be repaid starting in 1996. The partnership also has a Farmers Home Administration ("FmHA") guaranteed loan and a working capital loan. Because of past concerns about the venture's long-term viability, Ashland wrote off its investment in AEI in fiscal 1986 and provided a reserve for the estimated impact of expected losses.

      AECOM Technology Corporation ("AECOM"), a 25% owned affiliate of Ashland, provides a wide array of design, engineering, architectural, planning, operations and maintenance, construction and construction management, development, environmental and other technical and professional services to industrial, commercial and government clients. AECOM is headquartered in Los Angeles, California, and performs services through offices located throughout the world.

                              MISCELLANEOUS

   GOVERNMENTAL REGULATION AND ACTION

      Ashland's operations are affected by political developments and laws and regulations, such as restrictions on production, restrictions on imports and exports, the maintenance of specified reserves, price controls, tax increases and retroactive tax claims, expropriation of property, cancellation of contract rights, environmental protection controls and laws pertaining to workers' health and safety. As discussed in part below, a number of bills have been enacted or proposed by the United States Congress and various state governments which have or could have a significant impact on Ashland.

      General - As a refiner, Ashland is substantially affected by changes in world crude oil prices. Many world and regional events can have substantial effects on world crude oil prices and can increase volatility in world markets. Ashland expects to be able to acquire adequate supplies of crude oil at competitive prices. However, Ashland cannot predict whether foreign and United States petroleum product price levels will permit its refineries to operate on a profitable basis. Neither can it predict the effect on its operations and financial condition from possible further changes in the Organization of Petroleum Exporting Countries ("OPEC") policies or in actions by the President of the United States and the Congress, from changes in taxes and federal regulation of the oil and gas business in the United States, or from other developments that cannot be foreseen.

      The stability of Ashland's crude oil supply from foreign sources is subject to factors beyond its control, such as military conflict between oil-producing countries, the possibility of nationalization of assets, embargoes of the type imposed by OPEC in 1973, internal instability in one or more oil-producing countries, and rapid increases in crude oil prices. Although Ashland will continue, for economic reasons, to rely upon foreign crude oil sources for a substantial portion of its crude oil supply, the extent of operation in the domestic crude oil market afforded by Scurlock Permian Corporation will assist in offsetting the adverse effects frequently associated with market volatility. See "Petroleum-Crude Oil Supply" for Ashland's crude oil processing requirements.

      Imported crude oil is subject at present to payment of duty, which is 10.5 cents per barrel for crudes over 25 API gravity (2.1 cents per barrel for Canadian imports) and 5.25 cents per barrel for crudes below 25 API gravity (1.05 cents per barrel for Canadian imports). Imported crude oil is also subject to a customs users fee of .17% of the value of the crude oil. For information with respect to tax assessments on crude oil, see also "Environmental Protection."

      Environmental Protection - Federal, state and local statutes and regulations relating to the protection of the environment have a significant impact on the conduct of Ashland's businesses. Ashland's capital and operating expenditures for air, water and solid waste control facilities are summarized below.

                                         Years Ended September 30
                                         ------------------------
              (In  millions)             1994       1993      1992
             ----------------            ----       -----     -----
   Capital expenditures                  $  63      $137      $162
   Operating expenditures                  140       148       138

       At September 30, 1994, Ashland's reserves for environmental assessment and remediation efforts amounted to $167 million, reflecting Ashland's most likely estimates of the costs which will be incurred over an extended period to remediate identified environmental conditions for which costs are reasonably estimable.

      During fiscal 1995 and 1996, based on current environmental regulations, Ashland estimates capital expenditures for air, water and solid waste control facilities to be $70 million and $85 million, respectively. Expenditures for investigatory and remedial efforts in future years are subject to the uncertainties associated with environmental exposures, including identification of new environmental sites and changes in laws and regulations and their application. Such expenditures, however, are not expected to have a material adverse effect on Ashland's consolidated financial position, cash flow or liquidity, but could have a material adverse effect on results of operations in a particular quarter or fiscal year. With respect to the effect of such expenditures on Ashland's competitive position in its industries, it is not expected that Ashland's expenditures will be affected by the legislation and regulations relating to the environment in a manner that is significantly different from the anticipated effect on its competitors in the petroleum or chemical industries.

      The United States Environmental Protection Agency ("USEPA") and the states have adopted regulations and laws concerning underground storage tanks covering, among other things, registration of tanks, release detection, corrosion protection, response to releases, closure of, and financial responsibility for, underground storage tank systems.

      The Superfund Reauthorization Act of 1986 ("Superfund") provided for the establishment of a fund to be used for a waste clean-up program administered by the USEPA. The law provides for five separate taxes: (i) a petroleum tax on domestic crude oil and on imported crude oil equalized at 9.7 cents per barrel plus a 5 cents per barrel oil spill tax, as more fully described below, (ii) a chemical feedstock tax, (iii) a tax on imported chemical derivatives, and (iv) an "environmental tax" based on corporate alternative minimum taxable income. Ashland paid approximately $19 million in Superfund taxes during fiscal 1994. Superfund, which provides for cleanup of certain hazardous waste sites, is expected to be reauthorized during the 104th Congress. The reauthorized act is expected to provide for fair-share allocation of liability, improve cleanup remedy selection, and reduce insurance recovery litigation all of which should make the program more effective.
   However, it is uncertain at this time exactly what the revisions will be, or if they will result in significant savings.

      Effective October 1, 1993, the USEPA reduced by 90 percent, from 0.5 to 0.05 percent by weight, the allowable sulfur level in diesel fuel used on highways. The USEPA's action was designed to provide cleaner fuel that will permit reduced particulate emissions from truck engines. Ashland has invested more than $250 million in additional sulfur removal facilities, and is currently producing and providing such ultra-low-sulfur diesel fuel for on-highway use.

      The Oil Pollution Act of 1990 ("OPA 90") established a $1 billion trust fund to cover cleanup-related costs of oil spills after the responsible party's liability limits have been reached, or where the responsible party is otherwise unidentifiable or unable to pay. The trust fund is financed, when depleted below specified levels, through an excise tax of 5 cents per barrel on domestic crude oil and imported petroleum oil products (pursuant to the Superfund Reauthorization Act of 1986). On July 1, 1993, the oil spill tax was suspended because the Treasury Department estimated that the spill liability trust fund would reach its suspension point at the close of the second quarter of 1993. Effective July 1, 1994, the oil spill tax was reinstated. OPA 90 subjects spillers to strict liability for removal costs and damages (including natural resource damages) resulting from oil spills, and requires the preparation and implementation of spill-response plans at designated vessels and facilities. Additionally, OPA 90 requires that new tank vessels entering or operating in domestic waters be equipped with double hulls, and that existing tank vessels without double hulls be retrofitted or removed from domestic service according to a phase-out schedule. While Ashland does not believe that compliance with implementing regulations will have a material adverse effect on the company's results of operations, a complete assessment of the financial implications of OPA 90 will be performed when all implementing regulations are final.

      On July 1, 1994, the United States Coast Guard issued interim final regulations dealing with financial responsibility for water pollution (vessels) under OPA 90 and the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"). The regulations require self-propelled tank vessel owners and operators to maintain evidence of financial responsibility, effective December 28, 1994, sufficient to meet their potential liability defined under OPA 90 and CERCLA for spills of oil or hazardous substances. The Director, Coast Guard National Funds Center has granted permission to Ashland to self-insure the financial responsibility amount for liability purposes for Ashland's ocean tankers as provided in OPA 90. Ashland is currently assessing the impact the regulations will have upon Ashland and its crude oil purchasing and transportation costs and strategies.

      The Federal Clean Air Act requires the refining industry to market cleaner-burning, reformulated gasoline ("RFG") beginning January 1, 1995 in nine specified metropolitan areas across the country. Ashland does not directly supply gasoline in any of the nine metropolitan areas. However, several urban locations within Ashland's marketing area have opted into the RFG program. Ashland currently believes it will be able to meet expected demand for RFG in its marketing area. The Clean Air Act also requires the refining industry to supply 39 carbon monoxide (CO) non-attainment areas with gasoline containing 2.7 weight percent oxygen for four winter months each year. Upon being re-designated CO attainment, several of these areas are seeking to opt-out of the oxygenated gasoline requirements. Ashland believes it will have a continuing need to directly supply this fuel only at St. Paul Park, Minnesota, whose primary market is a CO non-attainment area. Ashland believes it has or has access to ample oxygenate to meet this requirement.

      The Clean Air Act also contains acid rain provisions which require substantial reductions in sulfur dioxide emissions by power plants in the United States which should favor low-sulfur coal producers. Both Ashland Coal and Arch have significant low-sulfur reserves and should benefit from expected higher demand for low-sulfur coal.

      The Resource Conservation and Recovery Act ("RCRA"), which requires "cradle to grave" management of hazardous waste, is slated to be reauthorized by Congress, although timing of such reauthorization is uncertain. Reauthorization issues may include an expansion of hazardous waste program coverage, recycling, used oil, and solid waste management. These same issues may be addressed in additional USEPA rulemakings unrelated to reauthorization efforts. It is anticipated that both the reauthorization and other future rulemakings will result in increased environmental compliance costs, but the amount of such increase is uncertain at this time.

   RESEARCH

      Ashland conducts a program of research and development directed toward the invention and improvement of products and processes and also toward the improvement of environmental controls for its existing facilities. It maintains its primary research facilities in Catlettsburg, Kentucky, and Dublin, Ohio. For information about research and development costs, see Note A of Notes to Consolidated Financial Statements in Ashland's Annual Report.

   COMPETITION

      In all of its operations, Ashland is subject to intense competition both from companies in the respective industries in which it operates and from products of companies in other industries. In all of these segments, competition is based primarily on price, with factors such as reliability of supply, service and quality being considered. Ashland Petroleum competes primarily with other domestic refiners and, to a lesser extent, with imported products. However, Ashland Petroleum enjoys a geographic advantage for products in its primary marketing areas. While some integrated competitors have sources of controlled crude production, few competitors in Ashland Petroleum's market areas are significantly crude self-sufficient. SuperAmerica competes with major oil companies, independent oil companies and independent marketers. Virtually all of SuperAmerica's refined products are supplied by Ashland Petroleum. SuperAmerica maintains one of the lowest net operating cost structures in the industry and enjoys gasoline and merchandise sales per store exceeding the convenience store industry average based on the 1994 National Association of Convenience Store State of the Industry Survey.

      Valvoline competes primarily with domestic oil companies and, to a lesser extent, with international oil companies on a worldwide basis. Valvoline's brand recognition and increasing market share in the fast oil-change market are important competitive factors. Ashland Chemical competes in a number of chemical distribution, specialty chemical and petrochemical markets. Its chemicals and solvents distribution businesses compete with national, regional and local companies throughout North America. Its plastics distribution businesses compete worldwide. Ashland Chemical's specialty chemicals businesses compete globally in selected niche markets and compete largely on the basis of technology and service while holding proprietary technology in virtually all their specialty chemicals businesses. Petrochemicals are largely commodities, with pricing and quality being the most important factors. The majority of the business for which APAC competes is obtained by competitive bidding. An important competitive factor in Ashland Exploration's domestic production activity is the ability of its exploration staff to identify potential natural gas prospects, obtain exploration rights and formulate and complete plans for the development of properties. Similarly, competitive factors that are important for Ashland Exploration's international production include its experience in identifying prospects and developing and operating properties. The coal industry is highly competitive, and Arch and Ashland Coal compete (principally in price, location and quality of coal) with each other and with a large number of other coal producers, some of which are substantially larger and have greater financial resources and larger reserve bases than them.

   ITEM 2. PROPERTIES

      Ashland's corporate headquarters and the principal offices of Ashland Petroleum are located in Russell, Kentucky. Principal offices of other segments are located in Lexington, Kentucky (SuperAmerica and Valvoline); Dublin, Ohio (Chemical); Atlanta, Georgia (Construction); and Houston, Texas (Exploration). All of these offices are leased for various terms ranging from 13 to 72 years, including renewal options. Ashland's principal manufacturing, marketing and other materially important physical properties are described under the appropriate segment under Item
   1. See also the statistical data included under "Exploration" and "Coal" in Item 1 and Supplemental Oil and Gas Information on Pages 60 and 61 in Ashland's Annual Report. Additional information concerning certain leases may be found in Note G of Notes to Consolidated Financial Statements in Ashland's Annual Report. Such information is incorporated in this Item by reference.

   ITEM 3. LEGAL PROCEEDINGS

      Environmental Proceedings - (1) As of September 30, 1994, Ashland was subject to 72 notices received from the USEPA identifying Ashland as a "potentially responsible party" ("PRP") under CERCLA and the Superfund Amendment and Reauthorization Act ("SARA") for potential joint and several liability for cleanup costs in connection with alleged releases of hazardous substances from various waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the USEPA in accordance with procedures established under CERCLA and SARA regulations, in which Ashland may be participating as a member of various PRP groups. Generally, the type of relief sought by the USEPA includes remediation of contaminated soil and/or groundwater, reimbursement for the costs of site cleanup or oversight expended by the USEPA, and/or long-term monitoring of environmental conditions at the sites. Ashland also receives notices from state environmental agencies pursuant to similar state legislation. Ashland carefully monitors the investigatory and remedial activity at many of these sites. Based on its experience with site remediation, its familiarity with current environmental laws and regulations, its analysis of the specific hazardous substances at issue, the existence of other financially viable PRPs and its current estimates of investigatory, clean-up and monitoring costs at each site, Ashland believes that its liability at these sites, either individually or in the aggregate, after taking into account established reserves, will not have a material adverse effect on Ashland's consolidated financial position, cash flow or liquidity but could have a material adverse effect on results of operations in a particular quarter or fiscal year. Estimated costs for these matters are recognized in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.
   For additional information regarding these matters, see "Governmental Regulation and Action-Environmental Protection."

      (2) Ashland received a Notice of Potential Liability from the Commonwealth of Pennsylvania regarding a crude oil spill incident in the Delaware River in July 1994 involving the M/V Kentucky, which Ashland charters under a long-term bareboat charter.

      El Paso Dispute - On March 11, 1993, a complaint was filed by
   El Paso Refinery, L.P., against Scurlock Permian Corporation ("SPC"), a wholly owned subsidiary of Ashland, in the District Court of El Paso County, Texas. El Paso Refinery, L.P., is currently in Chapter 7 bankruptcy. Plaintiff alleges that SPC wrongfully breached certain duties under a contract to supply crude oil. Plaintiff further alleges violations of Texas usury law, common law fraud and duress and seeks substantial damages. In an apparent companion case filed the same day by individual plaintiffs (two officers of El Paso Refining, Inc., the general partner of El Paso Refinery, L.P.), damages are sought against SPC and others based upon the execution by plaintiffs of promissory notes in connection with the financing of the refinery. Ashland and SPC believe these complaints to be without merit and intend to defend them vigorously. SPC is a creditor in the El Paso bankruptcy proceeding and had filed a proof of claim for approximately $39 million against the bankrupt estate. As of November 8, 1994, SPC had received approximately $20 million from the liquidation of collateral. Ashland believes its current reserves are adequate to cover any shortfall that could be sustained in the bankruptcy proceeding.

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter ended September 30, 1994.

   ITEM X. EXECUTIVE OFFICERS OF ASHLAND

      The following is a list of Ashland's executive officers, their ages and their positions and offices during the last five years (listed alphabetically as to Senior Vice Presidents who are members of Ashland's core management group, other Senior Vice Presidents, Administrative Vice Presidents and other executive officers.)

      John R. Hall (age 62) is Chairman of the Board of Directors, Chief Executive Officer and Director of Ashland and has served in such capacities since 1981, 1981 and 1968, respectively.

      Paul W. Chellgren (age 51) is President and Chief Operating Officer and Director of Ashland and has served in such capacities since 1992. During the past five years, he has also served as Senior Vice President and Chief Financial Officer of Ashland.

      James R. Boyd (age 48) is Senior Vice President of Ashland and Group Operating Officer - Ashland Exploration, Inc., Arch Mineral Corporation, Ashland Services Company and APAC, Inc. Mr. Boyd has served as Senior Vice President since 1989 and as Group Operating Officer for the above companies since 1990, with the exception of APAC for which he assumed responsibility as of October 1, 1993. During the past five years, he has also served as Vice President of Ashland and President of Ashland Exploration, Inc.

      John A. Brothers (age 54) is Senior Vice President of Ashland and Group Operating Officer - Ashland Chemical Company,
   SuperAmerica Group and The Valvoline Company and has served in such capacities since 1984 and 1988, respectively.

      Thomas L. Feazell (age 57) is Senior Vice President, General Counsel and Secretary of Ashland and has served in such capacities since 1992, 1981 and October 1992, respectively. During the past five years he has also served as Administrative Vice President of Ashland.

      J. Marvin Quin (age 47) is Senior Vice President and Chief
   Financial Officer of Ashland and has served in such capacities since 1992. During the past five years, he has also served as Administrative Vice President and Treasurer of Ashland.

      Robert E. Yancey, Jr. (age 49) is Senior Vice President of Ashland and Group Operating Officer - Ashland Petroleum Company and South Point Ethanol and President of Ashland Petroleum Company and has served in such capacities since 1986, 1988, and 1986, respectively. During the past five years, he also served as Group Operating Officer of APAC, Inc.

      Harry M. Zachem (age 50) is Senior Vice President - Public
   Affairs and has served in such capacity since 1988.

      John D. Barr (age 47) is Senior Vice President of Ashland and President of The Valvoline Company and has served in such capacities since 1989 and 1987, respectively. During the past five years he has also served as Vice President of Ashland.

      David J. D'Antoni (age 49) is Senior Vice President of Ashland and President of Ashland Chemical Company and has served in such capacities since 1988.

      John F. Pettus (age 51) is Senior Vice President of Ashland and President of SuperAmerica Group and has served in such capacities since 1989 and 1988, respectively. During the past five years he has also served as Vice President of Ashland.

      Charles F. Potts (age 50) is Senior Vice President of Ashland and President of APAC, Inc. and has served in such capacities since 1992. During the past five years he has also served as Senior Vice President and Chief Operating Officer and Regional Vice President of APAC.

      G. Thomas Wilkinson (age 56) is Senior Vice President of Ashland and President of Ashland Exploration, Inc. and has served in such capacities since 1992 and 1990, respectively. During the past five years he has also served as Vice President of Ashland, Executive Vice President of Ashland Exploration, Inc. and Senior Vice President of Ashland Exploration, Inc.

      Kenneth L. Aulen (age 45) is Administrative Vice President and Controller of Ashland and has served in such capacity since 1992. During the past five years he has also served as Auditor and Assistant Controller of Ashland.

      Philip W. Block (age 47) is Administrative Vice President -
   Human Resources of Ashland and has served in such capacity since 1992. During the past five years he has also served as Vice
   President - Corporate Human Resources.

      John W. Dansby (age 49) is Administrative Vice President and Treasurer of Ashland and has served in such capacities since 1992. During the past five years he has also served as Ashland's Vice President of Planning.

      William R. Sawran (age 49) is Vice President of Ashland, Chief Information Officer and President of Ashland Services Company and has served in such capacities since 1994 and 1984 respectively.

      Fred E. Lutzeier (age 42) is Auditor of Ashland and has served in such capacity since December 1992. During the past five years he has also served as Vice President and Controller of Arch Mineral Corporation.

      Each executive officer (other than Vice Presidents who are appointed by Ashland's management) is elected by the Board of Directors to a term of one year, or until his successor is duly elected, at the annual meeting of the Board of Directors, except in those instances where the officer is elected at other than an annual meeting of the Board of Directors, in which case his tenure will expire at the next annual meeting of the Board of Directors unless he is re-elected.

                                 PART II

   ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

      There is hereby incorporated by reference the information appearing under the caption "Management's Discussion and Analysis-Quarterly Financial Information" on Page 40 in Ashland's Annual Report.

      At September 30, 1994, there were approximately 25,500 holders of record of Ashland's Common Stock. Ashland Common Stock is listed on the New York and Chicago stock exchanges (ticker symbol ASH) and has trading privileges on the Boston, Cincinnati, Pacific, Philadelphia and Amsterdam stock exchanges.

   ITEM 6. SELECTED FINANCIAL DATA

      There is hereby incorporated by reference the information appearing under the caption "Five Year Selected Financial
   Information" on Page 57 in Ashland's Annual Report.

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      There is hereby incorporated by reference the information appearing under the caption "Management's Discussion and Analysis" on Pages 34 to 40 in Ashland's Annual Report.

   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      There is hereby incorporated by reference the consolidated financial statements appearing on Pages 41 through 55, the supplemental information appearing on Pages 58 through 61, and the information appearing under the caption "Management's Discussion and Analysis-Quarterly Financial Information" on Page 40 in
   Ashland's Annual Report.

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There has been no change in Ashland's independent auditors during the two fiscal years ended September 30, 1994.

                             PART III

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      There is hereby incorporated by reference the information under the caption "Election of Directors" in Ashland's definitive Proxy Statement for its January 26, 1995 Annual Meeting of Shareholders, which was filed with the SEC within 120 days after September 30, 1994 ("Proxy Statement"). See also the list of Ashland's executive officers and related information under "Executive Officers of Ashland" in Item X herein.

   ITEM 11. EXECUTIVE COMPENSATION

      There is hereby incorporated by reference the information to appear under the captions "Executive Compensation" and "Compensation of Directors" in Ashland's Proxy Statement.

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
   MANAGEMENT

      There is hereby incorporated by reference the information to appear under the caption "Election of Directors" and the information regarding the ownership of securities of Ashland in Ashland's Proxy Statement.

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      There is hereby incorporated by reference the information to appear under the caption "Compensation Committee Interlocks and Insider Participation" in Ashland's Proxy Statement.

                                PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
   FORM 8-K

      (a) DOCUMENTS FILED AS PART OF THIS REPORT

      (1) and (2) Financial Statements and Financial Schedules

      The consolidated financial statements and financial schedules of Ashland presented or incorporated by reference in this report are listed in the index on Page 27.

      (3) Exhibits
     3.1  -    Second Restated Articles of Incorporation of Ashland,
               as amended to May 18, 1993.

     3.2  -    Bylaws of Ashland, as amended to March 17, 1994.
     4.1  -    Ashland agrees to provide the SEC, upon request, copies
               of instruments defining the rights of holders of long-
               term debt of Ashland, and all of its subsidiaries for
               which consolidated or unconsolidated financial
               statements are required to be filed with the SEC.
     4.2  -    Indenture, dated as of August 15, 1989, as amended and
               restated as of August 15, 1990, between Ashland and Citibank, N.A., as Trustee (filed as Exhibit 4(a) to
               Ashland's 10-K for the fiscal year ended September 30, 1991, and incorporated herein by reference).

     The following Exhibits 10.1 through 10.17 are compensatory plans or arrangements or management contracts required to be filed as exhibits pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

     10.1 -    Amended Stock Incentive Plan for Key Employees of
               Ashland Oil, Inc. and its Subsidiaries.
     10.2 -    Ashland Oil, Inc. Deferred Compensation and Stock
               Incentive Plan for Non-Employee Directors (filed as
               Exhibit 10(c).18 to Ashland's Form 10-Q for the quarter
               ended December 31, 1993, and incorporated herein by
               reference).
     10.3 -    Ashland Oil, Inc. Director Retirement Plan (filed as
               Exhibit 10(c).3 to Ashland's Form 10-K for the fiscal
               year ended September 30, 1988, and incorporated herein
               by reference).
     10.4 -    Eighth Amended and Restated Ashland Oil, Inc.
               Supplemental Early Retirement Plan for Certain Key
               Executive Employees (filed as Exhibit 10(c).4 to
               Ashland's Form 10-K for the fiscal year ended September
               30, 1992, and incorporated herein by reference).
     10.5 -    Ashland Oil, Inc. Amended Performance Unit Plan.
     10.6 -    Ashland Oil, Inc. Incentive Compensation Plan (filed as
               Exhibit 10(c).6 to Ashland's
               10-K for the fiscal year ended September 30, 1993, and
               incorporated herein by reference).
     10.7 -    Ashland Oil, Inc. Deferred Compensation Plan for Key
               Employees (filed as Exhibit 10(c).7 to Ashland's Form
               10-K for the fiscal year ended September 30, 1988, and
               incorporated herein by reference).
     10.8 -    Ashland Oil, Inc. ERISA Forfeiture Plan (filed as
               Exhibit 10(c).8 to Ashland's 10-K for the fiscal year
               ended September 30, 1989, and incorporated herein by
               reference).
     10.9 -    Ashland Oil, Inc. Deferred Compensation Plan for ERISA
               Forfeitures (filed as Exhibit 10(c).9 to Ashland's 10-K
               for the fiscal year ended September 30, 1991, and
               incorporated herein by reference).
     10.10 -   Ashland Oil, Inc. Director Death Benefit Program (filed
               as Exhibit 10(c).10 to Ashland's 10-K for the fiscal
               year ended September 30, 1990, and incorporated herein
               by reference).
     10.11 -   Ashland Oil, Inc. Salary Continuation Plan (filed as
               Exhibit 10(c).11 to Ashland's Form 10-K for the fiscal
               year ended September 30, 1988, and incorporated herein
               by reference).
     10.12 -   Forms of Ashland Oil, Inc. Executive Employment
               Contract between Ashland Oil, Inc. and certain
               executive officers of Ashland (filed as Exhibit
               10(c).12 to Ashland's 10-K for the fiscal year ended
               September 30, 1989, and incorporated herein by
               reference).
     10.13 -   Form of Indemnification Agreement between Ashland Oil,
               Inc. and each member of its Board of Directors (filed
               as Exhibit 10(c).13 to Ashland's 10-K for the fiscal
               year ended September 30, 1990, and incorporated herein
               by reference).
     10.14 -   Ashland Oil, Inc. Nonqualified Excess Benefit Pension
               Plan (filed as Exhibit 10(c).14 to Ashland's Form 10-K
               for the fiscal year ended September 30, 1988, and
               incorporated herein by reference).
     10.15 -   Ashland Oil, Inc. Long-Term Incentive Plan.

     10.16 -   Ashland Oil, Inc. Directors' Charitable Award Program
               (filed as Exhibit 10(c).16 to Ashland's Form 10-K for
               the fiscal year ended September 30, 1991, and
               incorporated herein by reference).
     10.17 -   Ashland Oil, Inc. 1993 Stock Incentive Plan.

     11   -    Computation of Earnings Per Share (appearing on Page 33
               of Ashland's Form 10-K for the fiscal year ended
               September 30, 1994).
     13   -    Portions of Ashland's Annual Report to Shareholders,
               incorporated by reference herein, for the fiscal year
               ended September 30, 1994.
     21   -    List of Subsidiaries.
     23   -    Consent of Ernst & Young, independent auditors.
     24   -    Power of Attorney, including resolutions of the Board
               of Directors.
     27   -    Financial Data Schedule
     Upon written or oral request, a copy of the above exhibits will be furnished at cost.

     (b) REPORTS ON FORM 8-K

     None

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ASHLAND OIL, INC.
                                      (Registrant)

                                  By:  /s/ Kenneth L. Aulen
                                  -------------------------------
                                  (Kenneth L. Aulen, Administrative
                                  Vice President and Controller)

                                  Date:   December 8, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities indicated, on December 8, 1994.

        Signatures                             Capacity
        ----------                             ---------

        /s/ John R. Hall               Chairman of the Board of Directors,
   ---------------------------------   Chief Executive Officer
      John R. Hall                     and Director


       /s/ J. Marvin Quin              Senior Vice President and
   ---------------------------------   Chief Financial Officer
      J. Marvin Quin

       /s/ Kenneth L. Aulen            Administrative Vice President,
   ---------------------------------   Controller and Principal
      Kenneth L. Aulen                 Accounting Officer


                  *                    Director
   ---------------------------------
      Thomas E. Bolger

                  *                    Director
   ---------------------------------
      Samuel C. Butler

                  *                    Director
   ---------------------------------
      Frank C. Carlucci

                  *                    Director
   ---------------------------------
      Paul W. Chellgren

                  *                    Director
   ---------------------------------
      James B. Farley

                  *                    Director
   ---------------------------------
      Edmund B. Fitzgerald

                  *                    Director
   ---------------------------------
      Mannie L. Jackson

                  *                    Director
   ---------------------------------
      Patrick F. Noonan

                  *                    Director
   ---------------------------------
      Jane C. Pfieffer

                  *                    Director
   ---------------------------------
      Michael D. Rose

                  *                    Director
   ---------------------------------
      William L. Rouse, Jr.

                  *                    Director
   ---------------------------------
      Robert B. Stobaugh

                  *                    Director
   ---------------------------------
      James W. Vandeveer



   By: /s/ Thomas L. Feazell
      ----------------------------
      Thomas L. Feazell
      Attorney-in-Fact


   Date:  December 8, 1994

          INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES

                                                              Page
   Consolidated financial statements and supplemental
       information:
   Statements of consolidated income   . . . . . . . . . . . . *
   Consolidated balance sheets   . . . . . . . . . . . . . . . *
   Statements of consolidated common stockholders' equity  . . *
   Statements of consolidated cash flows   . . . . . . . . . . *
   Notes to consolidated financial statements  . . . . . . . . *
   Five year information by industry segment   . . . . . . . . *
   Supplemental oil and gas information  . . . . . . . . . . . *
   Management's discussion and analysis-Quarterly financial
   information   . . . . . . . . . . . . . . . . . . . . . . . *

   Consolidated financial schedules:
        V-  Property, plant and equipment    . . . . . . . . . 29
       VI-  Accumulated depreciation, depletion and
            amortization of property, plant and equipment  . . 30
     VIII-  Valuation and qualifying accounts    . . . . . . . 31
       IX-  Short-term borrowings    . . . . . . . . . . . . . 32
   ------------------

     *The consolidated financial statements appearing on Pages 41 through 55, the supplemental information appearing on Pages 58 through 61 and the information appearing under the caption
   "Management's Discussion and Analysis-Quarterly Financial
   Information" on Page 40 in Ashland's Annual Report are incorporated by reference in this Annual Report on Form 10-K.

     Schedules other than those listed above have been omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto. Separate financial statements of unconsolidated affiliates are omitted because each company does not constitute a significant subsidiary using the 20% tests when considered individually. Summarized financial information for such affiliates is disclosed in Note D of Notes to Consolidated Financial Statements in Ashland's Annual Report.

                     REPORT OF INDEPENDENT AUDITORS

     We have audited the consolidated financial statements and schedules of Ashland Oil, Inc. and subsidiaries listed in the accompanying index to financial statements and financial schedules (Item 14(a)). These financial statements and schedules are the responsibility of Ashland's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements listed in the accompanying index to financial statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of Ashland Oil, Inc. and subsidiaries at September 30, 1994, and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note A to the consolidated financial statements, in fiscal 1992 Ashland changed its methods of accounting for postretirement benefits other than pensions and for income taxes.

   Louisville, Kentucky                           Ernst & Young LLP
   November 2, 1994

   Ashland Oil, Inc. and Subsidiaries
   Schedule V - Property, Plant and Equipment

   ----------------------------------------------------------------------------------------------------------------
                                                                      Other additions (deductions)
   (In millions)         Balance at                 Retirements   -------------------------------------     Balance
                          beginning                         and   Operations                                 at end
                            of year   Additions       transfers     acquired   Divestitures   Other-net     of year
   ----------------------------------------------------------------------------------------------------------------
   Year ended September 30, 1994
   Petroleum                 $2,790        $155         $  (20)         $  1         $ (15)        $  -      $2,911
   SuperAmerica                 440          39            (20)            -              -           -         459
   Valvoline                    250          25             (3)            1              -           -         273
   Chemical                     573          61             (7)            6              -           -         633
   Construction                 582          45             (4)           12          (107)           -         528
   Exploration                  924          41            (22)            -              -           -         943
   Corporate                    146          10             (5)            -              -           -         151
   ----------------------------------------------------------------------------------------------------------------
                             $5,705        $376         $  (81)         $ 20         $(122)        $  -      $5,898
   ================================================================================================================
   Year ended September 30, 1993
   Petroleum                 $2,662        $230         $  (14)         $  -         $ (88)        $  -      $2,790
   SuperAmerica                 517          25            (22)            -           (80)           -         440
   Valvoline                    238          21             (7)            -              -         (2)         250
   Chemical                     547          51            (19)            -            (6)           -         573
   Construction                 562          43            (20)            -            (3)           -         582
   Exploration                  894          42            (12)            -              -           -         924
   Corporate                    145          20            (19)            -              -           -         146
   ----------------------------------------------------------------------------------------------------------------
                             $5,565        $432         $ (113)         $  -         $(177)        $(2)      $5,705
   ================================================================================================================
   Year ended September 30, 1992
   Petroleum                 $2,432        $273         $  (22)         $(1)         $ (20)        $  -      $2,662
   SuperAmerica                 486          37             (7)            5              -         (4)         517
   Valvoline                    222          19             (3)            -              -           -         238
   Chemical                     488          47            (13)           25              -           -         547
   Construction                 545          42            (21)            3            (7)           -         562
   Exploration                  835          67            (17)            9              -           -         894
   Corporate                    158          19            (32)            -              -           -         145
   ----------------------------------------------------------------------------------------------------------------
                             $5,166        $504          $(115)          $41         $ (27)        $(4)      $5,565
   ================================================================================================================

   Ashland Oil, Inc. and Subsidiaries
   Schedule VI -   Accumulated Depreciation, Depletion and
                   Amortization of Property, Plant and Equipment

   ------------------------------------------------------------------------------------------------------------------
   (In millions)              Balance at       Depreciation,         Retirements                             Balance
                               beginning       depletion and                 and                              at end
   Classification                of year     amortization(1)           transfers      Divestitures           of year
   ------------------------------------------------------------------------------------------------------------------
   Year ended September 30, 1994
   Petroleum                      $1,296                $131               $(16)             $ (8)            $1,403
   SuperAmerica                      185                  27                (15)                 -               197
   Valvoline                          79                  15                   2                 -                96
   Chemical                          280                  37                 (8)                 -               309
   Construction                      412                  39                 (5)              (81)               365
   Exploration                       610                  35                (14)                 -               631
   Corporate                          73                  11                 (3)                 -                81
   ------------------------------------------------------------------------------------------------------------------
                                  $2,935                $295               $(59)             $(89)            $3,082
   ==================================================================================================================
   Year ended September 30, 1993
   Petroleum                      $1,242                $123               $ (9)             $(60)            $1,296
   SuperAmerica                      199                  28                (15)              (27)               185
   Valvoline                          71                  13                 (5)                 -                79
   Chemical                          260                  35                (12)               (3)               280
   Construction                      390                  44                (20)               (2)               412
   Exploration                       583                  36                 (9)                 -               610
   Corporate                          73                  11                (11)                 -                73
   ------------------------------------------------------------------------------------------------------------------
                                  $2,818                $290               $(81)             $(92)            $2,935
   ==================================================================================================================
   Year ended September 30, 1992
   Petroleum                      $1,138                $121               $(17)             $   -            $1,242
   SuperAmerica                      172                  31                 (4)                 -               199
   Valvoline                          60                  13                 (2)                 -                71
   Chemical                          236                  35                (11)                 -               260
   Construction                      369                  44                (19)               (4)               390
   Exploration                       558                  42                (17)                 -               583
   Corporate                          69                  11                 (7)                 -                73
   ------------------------------------------------------------------------------------------------------------------
                                  $2,602                $297               $(77)             $ (4)            $2,818
   ==================================================================================================================

[FN]
   (1)  Includes amounts charged to general corporate expenses.


   Ashland Oil, Inc. and Subsidiaries
   Schedule VIII - Valuation and Qualifying Accounts

   ---------------------------------------------------------------------------------------------------------------------
   (In millions)                       Balance at         Provisions                                             Balance
                                        beginning         charged to             Reserves             Other       at end
   Description                            of year           earnings             utilized           changes      of year
   ---------------------------------------------------------------------------------------------------------------------
   Year ended September 30, 1994
   Reserves deducted from asset accounts
      Accounts receivable                     $20                $11             $ (8)(1)             $  -          $23
      Inventories                               5                  3               (2)                   -            6
   ---------------------------------------------------------------------------------------------------------------------
   Year ended September 30, 1993
   Reserves deducted from asset accounts
      Accounts receivable                     $18                $13             $ (9)(1)              $(2)          $20
      Inventories                               9                  2               (6)                    -            5
   ---------------------------------------------------------------------------------------------------------------------
   Year ended September 30, 1992
   Reserves deducted from asset accounts
      Accounts receivable                     $18                $30             $(30)(1)              $  -          $18
      Inventories                               6                  6               (3)                    -            9
   ---------------------------------------------------------------------------------------------------------------------

   (1)  Uncollected amounts written off, net of recoveries of $2 million in 1994, $3 million in 1993 and $2 million in 1992.


   Ashland Oil, Inc. and Subsidiaries
   Schedule IX - Short-Term Borrowings
   ------------------------------------------------------------------------------------------------------------------------
                                                                                 Amount Outstanding
   (In millions)                                           Weighted           --------------------------           Weighted
                                                            average            Maximum                              average
                                         Balance           interest             at any           Average           interest
                                          at end        rate at end          month end            during        rate during
   Category of short-term borrowings     of year            of year        during year           year(1)            year(2)
   ------------------------------------------------------------------------------------------------------------------------
   Year ended September 30, 1994
   Notes payable to banks                   $ 57               5.1%               $ 69              $ 26               4.1%
   Commercial paper                           15               5.0%                 40                 6               4.4%
   ------------------------------------------------------------------------------------------------------------------------
   Year ended September 30, 1993
   Notes payable to banks                   $ 42               3.3%               $165              $ 87               3.3%
   Commercial paper                           35               3.4%                111                40               3.3%
   ------------------------------------------------------------------------------------------------------------------------
   Year ended September 30, 1992
   Notes payable to banks                   $146               3.6%               $165              $108               4.3%
   Commercial paper                           89               3.5%                 89                45               4.4%
   ------------------------------------------------------------------------------------------------------------------------

   (1)  Average is based on daily outstanding balances of short-term borrowings.
   (2)  Weighted average is based on interest expense on short-term borrowings divided by average short-term borrowings outstanding.

   Ashland Oil, Inc. and Subsidiaries
   Exhibit 11 - Computation of Earnings (Loss) Per Share
   Years Ended September 30



   -----------------------------------------------------------------------------------------------------------------------
   (In millions except per share data)                                             1994              1993             1992
   -----------------------------------------------------------------------------------------------------------------------
   Primary earnings (loss) per share
   Income (loss) available to common shares
       Net income (loss)                                                          $ 197             $ 142          $ (336)
       Ashland Coal, Inc. (ACI) equity income and Ashland's share of
           ACI's cumulative effect of accounting changes (net of income
           taxes)                                                                     -              (25)              (4)
       Ashland's share of ACI primary earnings
           per share (net of income taxes)                                            -                23                4
       Dividends on convertible preferred stock                                    (19)               (6)                -
   -----------------------------------------------------------------------------------------------------------------------
                                                                                  $ 178             $ 134          $ (336)
   -----------------------------------------------------------------------------------------------------------------------
   Average common shares and equivalents outstanding
       Average common shares outstanding                                             60                60               60
       Common shares issuable upon exercise of stock options                          1                 -                -
       Share adjustment for prepaid contribution to leveraged
           employee stock ownership plan (LESOP)                                      -               (1)              (2)
   -----------------------------------------------------------------------------------------------------------------------
                                                                                     61                59               58
   -----------------------------------------------------------------------------------------------------------------------
   Earnings (loss) per share                                                      $2.94             $2.26          $(5.75)
   =======================================================================================================================
   Earnings (loss) per share assuming full dilution
   Income (loss) available to common shares
       Net income (loss)                                                          $ 197             $ 142          $ (336)
       ACI equity income and Ashland's share of ACI's cumulative
           effect of accounting changes (net of income taxes)                         -              (25)              (4)
       Ashland's share of ACI earnings per share assuming
           full dilution (net of income taxes)                                        -                21                4
       Interest on convertible debentures (net of income taxes)                       5                 6                -
   -----------------------------------------------------------------------------------------------------------------------
                                                                                  $ 202             $ 144          $ (336)
   -----------------------------------------------------------------------------------------------------------------------
   Average common shares and equivalents outstanding
       Average common shares outstanding                                             60                60               60
       Common shares issuable upon
           Exercise of stock options                                                  1                 1                -
           Conversion of debentures                                                   2                 3                -
           Conversion of preferred stock                                              9                 3                -
       Share adjustment for prepaid contribution to LESOP                             -               (1)              (2)
    -----------------------------------------------------------------------------------------------------------------------
                                                                                     72                66               58
   ------------------------------------------------------------------------------------------------------------------------
   Earnings (loss) per share                                                      $2.79             $2.20          $(5.75)
   ========================================================================================================================