Form 10-Q
period 1994-12-31
ASHLAND OIL INC
filed 1995-02-08
CIK 7694

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-Q


           X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended December 31, 1994


                                    OR


                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 1-2918

                                 ASHLAND INC.
                         (Formerly Ashland Oil, Inc.)
          (Exact name of registrant as specified in its charter)



           Kentucky                                          61-0122250
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

1000 Ashland Drive, Russell, Kentucky                          41169
(Address of principal executive offices                      (Zip Code)

  P.O. Box 391, Ashland, Kentucky                              41114
         (Mailing Address)                                   (Zip Code)


              Registrant's telephone number, including area code (606) 329-3333

              Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
              such filing requirements for the past 90 days. Yes   X  No
                                                                 ----   ----

              At January 31, 1995, there were 60,766,604 shares of Registrant's Common Stock outstanding. One-half of one Right to purchase one-tenth of a share of Cumulative Preferred Stock, Series of 1987 accompanies each outstanding share of Registrant's Common Stock.

                      PART I - FINANCIAL INFORMATION


- -----------------------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
- -----------------------------------------------------------------------------------------------

                                                                      Three months ended
                                                                          December 31
                                                                    ----------------------
(In millions except per share data)                                   1994           1993
- -----------------------------------------------------------------------------------------------
REVENUES
    Sales and operating revenues (including excise taxes)        $   2,768      $   2,572
    Other                                                               10              6
                                                                 ---------      ---------
                                                                     2,778          2,578
COSTS AND EXPENSES
    Cost of sales and operating expenses                             2,095          1,914
    Excise taxes on products and merchandise                           244            206
    Selling, general and administrative expenses                       267            247
    Depreciation, depletion and amortization                            76             72
    General corporate expenses                                          25             19
                                                                 ---------      ---------
                                                                     2,707          2,458
                                                                 ---------      ---------
OPERATING INCOME                                                        71            120

OTHER INCOME (EXPENSE)
    Interest expense (net of interest income)                          (32)           (29)
    Equity income (loss)                                                11             (6)
                                                                 ---------      ---------

INCOME BEFORE INCOME TAXES                                              50             85
    Income taxes                                                        15             27
                                                                 ---------      ---------

NET INCOME                                                       $      35      $      58
                                                                 =========      =========

EARNINGS PER SHARE - Note E
    Primary                                                      $     .50      $     .90
    Assuming full dilution                                       $     .50      $     .83


DIVIDENDS PAID PER COMMON SHARE                                  $    .275      $     .25



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

- -----------------------------------------------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
- -----------------------------------------------------------------------------------------------------------------------
                                                                  December 31           September 30      December 31
(In millions)                                                            1994                   1994             1993
- -----------------------------------------------------------------------------------------------------------------------

                           ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                        $      56            $      40           $      63
    Accounts receivable                                                  1,359                1,346               1,124
    Allowance for doubtful accounts                                        (21)                 (23)                (21)
    Construction completed and in progress                                  31                   55                  27
    Inventories - Note B                                                   698                  601                 561
    Deferred income taxes                                                   64                   71                  72
    Other current assets                                                    72                   81                  68
                                                                     ---------            ---------           ---------
                                                                         2,259                2,171               1,894
INVESTMENTS AND OTHER ASSETS
    Investments in and advances to unconsolidated affiliates               297                  291                 271
    Investments of captive insurance companies                             182                  181                 190
    Cost in excess of net assets of companies acquired                      81                   80                  64
    Other noncurrent assets                                                290                  276                 288
                                                                     ---------            ---------           ---------
                                                                           850                  828                 813
PROPERTY, PLANT AND EQUIPMENT
    Cost                                                                 5,951                5,898               5,757
    Accumulated depreciation, depletion and amortization                (3,109)              (3,082)             (2,994)
                                                                     ---------            ---------           ---------
                                                                         2,842                2,816               2,763
                                                                     ---------            ---------           ---------

                                                                     $   5,951            $   5,815           $   5,470
                                                                     =========            =========           =========
            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Debt due within one year                                         $     199            $     133           $     127
    Trade and other payables                                             1,510                1,520               1,315
    Income taxes                                                            44                   35                  38
                                                                     ---------            ---------           ---------
                                                                         1,753                1,688               1,480
NONCURRENT LIABILITIES
    Long-term debt (less current portion)                                1,439                1,391               1,384
    Accrued pension and other postretirement benefits                      520                  515                 515
    Reserves of captive insurance companies                                179                  173                 186
    Deferred income taxes                                                   34                   30                  44
    Other long-term liabilities and deferred credits                       407                  423                 366
    Commitments and contingencies - Note C                           _________            _________           _________
                                                                         2,579                2,532               2,495
STOCKHOLDERS' EQUITY
    Convertible preferred stock                                            293                  293                 293
    Common stockholders' equity                                          1,326                1,302               1,202
                                                                     ---------            ---------           ---------
                                                                         1,619                1,595               1,495
                                                                     ---------            ---------           ---------

                                                                     $   5,951            $   5,815           $   5,470
                                                                     =========            =========           =========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
                                                                   3

- --------------------------------------------------------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS' EQUITY
- --------------------------------------------------------------------------------------------------------------------------------
                                                                                     Loan to
                                                                                    leveraged
                                                                                     employee    Prepaid
                                                                                        stock    contri-
                                                                                    ownership     bution
                                                   Common    Paid-in   Retained          plan         to
(In millions)                                       stock    capital   earnings       (LESOP)      LESOP        Other      Total
- ---------------------------------------------------------------------------------------------------------------------------------
BALANCE  AT OCTOBER 1, 1993                       $    60    $   143   $  1,008    $      (33)   $    (6)      $  (10)  $  1,162
  Net income                                                                 58                                               58
  Dividends
     Preferred stock                                                         (4)                                              (4)
     Common stock                                                           (15)                                             (15)
  Issued common stock under stock
     incentive plans                                               2                                                           2
  Other changes                                                                                                    (1)        (1)
                                                  -------    -------   --------    -----------   --------      -------  ---------
BALANCE AT DECEMBER 31, 1993                      $    60    $   145   $  1,047    $      (33)   $    (6)      $  (11)  $  1,202
                                                  =======    =======   ========    ===========   ========      =======  =========


BALANCE AT OCTOBER 1, 1994                        $    61    $   159   $  1,126    $      (33)   $     -       $  (11)  $  1,302
  Net income                                                                 35                                               35
  Dividends
     Preferred stock                                                         (4)                                              (4)
     Common stock                                                           (17)                                             (17)
  Issued common stock under stock
     incentive plans                                               3                                                           3
  LESOP loan repayment                                                                      8                                  8
  Other changes                                                                                                    (1)        (1)
                                                  -------    -------   --------    -----------   --------      -------  ---------
BALANCE AT DECEMBER 31, 1994                      $    61    $   162   $  1,140    $      (25)   $     -       $  (12)  $  1,326
                                                  =======    =======   ========    ===========   ========      =======  =========



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

- ----------------------------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
- ----------------------------------------------------------------------------------------------------
                                                                            Three months ended
                                                                                December 31
                                                                      ------------------------------
(In millions)                                                              1994                 1993
- ----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS
    Net income                                                         $     35             $     58
    Expense (income) not affecting cash
      Depreciation, depletion and amortization (1)                           79                   75
      Deferred income taxes                                                  11                    7
      Undistributed earnings of unconsolidated affiliates                    (7)                   9
      Loss (gain) on sale of operations - net of current income taxes         -                    3
      Other noncash items                                                    (9)                  25
    Change in operating assets and liabilities (2)                          (32)                 (14)
                                                                       ---------            ---------
                                                                             77                  163

CASH FLOWS FROM FINANCING
    Proceeds from issuance of long-term debt                                 63                    -
    Proceeds from issuance of capital stock                                   -                    2
    Repayment of long-term debt                                             (11)                 (36)
    Increase (decrease) in short-term debt                                   61                  (12)
    Dividends paid                                                          (21)                 (19)
                                                                       ---------            ---------
                                                                             92                  (65)

CASH FLOWS FROM INVESTMENT
    Additions to property, plant and equipment                             (102)                 (74)
    Purchase of operations - net of cash acquired                           (55)                  (5)
    Proceeds from sale of operations                                          2                    5
    Disposals of property, plant and equipment                                3                    3
    Investment purchases (3)                                                (63)                 (73)
    Investment sales and maturities (3)                                      62                   68
                                                                       ---------            ---------
                                                                           (153)                 (76)
                                                                       ---------            ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                        16                   22

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                              40                   41
                                                                       ---------            ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                              $     56             $     63
                                                                       =========            =========
- ----------------------------------------------------------------------------------------------------
(1)   Includes amounts charged to general corporate expenses.
(2)   Excludes changes resulting from operations acquired or sold.
(3)   Represents primarily investment transactions of captive insurance companies.



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
                                                    5

- ----------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------------------------------

NOTE A - GENERAL

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end audit adjustments which may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 1994. Results of operations for the period ended December 31, 1994, are not necessarily indicative of results to be expected for the year ending September 30, 1995.

NOTE B - INVENTORIES
- ---------------------------------------------------------------------------------------------------------------------------
                                                                      December 31         September 30         December 31
       (In millions)                                                         1994                 1994                1993
- ---------------------------------------------------------------------------------------------------------------------------
       Crude oil                                                           $   254             $   243             $   229
       Petroleum products                                                      299                 286                 241
       Chemicals and other products                                            476                 421                 349
       Materials and supplies                                                   46                  46                  44
       Excess of replacement costs over LIFO carrying values                  (377)               (395)               (302)
                                                                           --------            --------            --------
                                                                           $   698             $   601             $   561
                                                                           ========            ========            ========

NOTE C - LITIGATION, CLAIMS AND CONTINGENCIES

         Federal, state and local statutes and regulations relating to the protection of the environment have a significant impact on the conduct of Ashland's businesses. For information regarding environmental expenditures and reserves, see the "Miscellaneous - Governmental Regulation and Action - Environmental Protection" section of Ashland's
         Form 10-K.

         Environmental reserves are subject to considerable uncertainties which affect Ashland's ability to estimate its share of the ultimate costs of required remediation efforts. Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites. As a result, charges to income for environmental liabilities could have a material effect on results of operations in a particular quarter or fiscal year as assessments and remediation efforts proceed or as new remediation sites are identified. However, such charges are not expected to have a material adverse effect on Ashland's consolidated financial position.

         Ashland has numerous insurance policies that provide coverage at various levels for environmental costs. Ashland is currently involved in negotiations concerning the amount of insurance coverage for environmental costs under some of these policies. In addition, various costs of remediation efforts related to underground storage tanks are eligible for reimbursement from state administered funds. Probable recoveries related to certain costs incurred or expected to be incurred in future years are included in other noncurrent assets.

         In addition, Ashland and its subsidiaries are parties to numerous claims and lawsuits (some of which are for substantial amounts) with respect to product liability and commercial and other matters. While these claims and actions are being contested, the outcome of individual matters is not predictable with assurance. Although any actual liability is not determinable as of December 31, 1994, Ashland believes that any liability resulting from these matters involving Ashland and its subsidiaries, after taking into consideration Ashland's insurance coverages and amounts already provided for, should not have a material adverse effect on Ashland's consolidated financial position.

- -------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

NOTE D - ACQUISITIONS

         During the quarter ended December 31, 1994, Ashland acquired the Zerex(R) antifreeze product line, a marine chemical business and a construction materials operation. These acquisitions were accounted for as purchases and did not have a significant effect on Ashland's consolidated financial statements.

         Ashland recently exercised an option to purchase from Saarbergwerke AG all of Ashland Coal's Class B Preferred Stock, representing about 15 percent of Ashland Coal's voting stock. Expected to close on or about February 8, the purchase will increase Ashland's ownership of Ashland Coal from 39 percent to 54 percent. The closing of this transaction will result in the consolidation of Ashland Coal into Ashland's financial statements beginning with the March quarter and retroactive to the beginning of fiscal 1995.

NOTE E - COMPUTATION OF EARNINGS PER SHARE
- --------------------------------------------------------------------------------------
                                                                 Three months ended
                                                                    December 31
                                                             -------------------------
(In millions except per share data)                            1994               1993
- --------------------------------------------------------------------------------------
PRIMARY EARNINGS PER SHARE
Income available to common shares
   Net income                                                 $     35        $     58
   Dividends on convertible preferred stock                         (4)             (4)
                                                              ---------       ---------
                                                              $     31        $     54
                                                              =========       =========
Average common shares and equivalents outstanding
   Average common shares outstanding                                61              60
   Common shares issuable upon exercise of stock options             -               1
   Share adjustment for LESOP                                        -              (1)
                                                              ---------       ---------
                                                                    61              60
                                                              =========       =========

Earnings per share                                            $   .50         $    .90
                                                              =========       =========
- ---------------------------------------------------------------------------------------


EARNINGS PER SHARE
   ASSUMING FULL DILUTION
Income available to common shares
   Net income                                                 $     35        $     58
   Dividends on convertible preferred stock                         (4)              -
   Interest on convertible debentures (net of income taxes)          -               2
                                                              ---------       ---------
                                                              $     31        $     60
                                                              =========       =========

Average common shares and equivalents outstanding
   Average common shares outstanding                                61              60
   Common shares issuable upon
     Exercise of stock options                                       -               1
     Conversion of debentures                                        -               3
     Conversion of preferred stock                                   -               9
   Share adjustment for LESOP                                        -              (1)
                                                              ---------       ---------
                                                                    61              72
                                                              =========       =========

Earnings per share                                            $    .50        $    .83
                                                              =========       =========


- ------------------------------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT
- ------------------------------------------------------------------------------------------------------
                                                                               Three months ended
                                                                                  December 31
                                                                               -----------------------
(Dollars in millions except as noted)                                          1994             1993
- ------------------------------------------------------------------------------------------------------
SALES AND OPERATING REVENUES
   Petroleum                                                              $   1,229       $    1,166
   SuperAmerica                                                                 442              424
   Valvoline                                                                    268              272
   Chemical                                                                     818              643
   Construction                                                                 274              316
   Exploration                                                                   48               52
   Intersegment sales                                                          (311)            (301)
                                                                          ----------      -----------
                                                                          $   2,768       $    2,572
                                                                          ==========      ===========
OPERATING INCOME
   Petroleum                                                              $       2       $       45
   SuperAmerica                                                                  18               21
   Valvoline                                                                      9               15
                                                                          ----------      -----------
      Total Refining and Marketing Group                                         29               81
   Chemical                                                                      47               28
   Construction                                                                  20               20
   Exploration                                                                    -               10
   General corporate expenses                                                   (25)             (19)
                                                                          ----------      -----------
                                                                          $      71       $      120
                                                                          ==========      ===========
EQUITY INCOME (LOSS)
   Arch Mineral Corporation                                               $       3       $       (7)
   Ashland Coal, Inc.                                                             5               (1)
   Other                                                                          3                2
                                                                          ----------      -----------
                                                                          $      11       $       (6)
                                                                          ==========      ===========
OPERATING INFORMATION
   Petroleum
     Product sales (thousand barrels per day) (1)                             360.0            377.0
     Refining inputs (thousand barrels per day) (2)                           321.9            359.5
     Value of products manufactured per barrel                            $   21.41       $    20.79
     Input cost per barrel                                                    17.73            15.79
                                                                          ----------      -----------
     Refining margin per barrel                                           $    3.68       $     5.00
   SuperAmerica
     Product sales (thousand barrels per day)                                  72.5             71.9
     Merchandise sales                                                    $     132       $      123
   Valvoline lubricant sales (thousand barrels per day) (1)                    17.6             16.5
   Construction backlog (3)
     At end of period                                                     $     523       $      447
     Decrease during period                                               $     (31)      $      (48)
   Exploration
     Net daily production
       Natural gas (million cubic feet) (1)                                    88.9            100.2
       Nigerian crude oil (thousand barrels)                                   19.4             19.5
     Sales price
       Natural gas (per thousand cubic feet)                              $    1.86       $     2.56
       Nigerian crude oil (per barrel)                                    $   15.85       $    15.14
   Arch Mineral Corporation (4)
     Tons sold (millions)                                                       7.4              3.8
     Sales price per ton                                                  $   26.84       $    24.08
   Ashland Coal, Inc. (4)
     Tons sold (millions)                                                       5.5              3.4
     Sales price per ton                                                  $   28.46       $    31.89
- -----------------------------------------------------------------------------------------------------
(1)  Includes intersegment sales.
(2)  Includes crude oil and other purchased feedstocks.
(3)  Amounts have been restated to exclude APAC's Arizona  operations which were sold in February 1994.
(4)  Amounts are  reported on a 100% basis for these  affiliated  companies accounted for on the equity method.


- --------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
- --------------------------------------------------------------------------------


RESULTS OF OPERATIONS

         Ashland recorded net income of $35 million for the first quarter of fiscal 1995, compared to $58 million for the first quarter of fiscal 1994. Operating income for the current quarter totaled $71 million, compared to $120 million for last year's December quarter. The decrease in earnings was due to a substantial decline in operating income from Petroleum. However, earnings from Ashland's related energy and chemical businesses improved 21%, as Chemical reported record quarterly earnings and equity income from Ashland's coal investments improved $16 million. Construction had a good quarter, equaling the year-ago results, despite the sale of Arizona operations in 1994. Partially offsetting these positive comparisons, profits from SuperAmerica, Valvoline and Exploration declined when compared to last year's first quarter.


         Petroleum

         Operating income for Ashland Petroleum totaled $2 million for the three months ended December 31, 1994, compared to $45 million for the same period last year. A decrease in the refining margin and lower sales volumes were the primary factors for the decline in earnings. The refining margin was $3.68 per barrel for the first quarter of fiscal 1995, compared to $5.00 per barrel in last year's first quarter. This decline paralleled the decrease in U.S. refining margins, which steadily deteriorated during the quarter as a result of industry overproduction of gasoline, confusion surrounding the introduction of reformulated gasoline and unseasonably warm weather. In addition, Ashland's refining margin for the first quarter of fiscal 1994 was enhanced by the introduction of low-sulfur diesel fuel. Crude oil throughput volumes were negatively affected by maintenance turnarounds during the current quarter at the Canton, Ohio and Catlettsburg, Kentucky refineries. Major turnarounds have been completed for all of the refineries within the last twelve months. Earnings from Scurlock Permian increased, reflecting the streamlining and combination of operations, in addition to improved margins.


         SuperAmerica

         Although down from a record quarter of $21 million for the three months ended December 31, 1993, SuperAmerica's operating income for the current quarter of $18 million represented one of its best quarters ever. The decline in earnings reflected a decrease in gasoline and merchandise margins, partially offset by an increase in volumes. Retail gasoline margins remained strong during the current quarter, but were down slightly from the very favorable levels of last year's first quarter. An increase in the number of stores in operation this year contributed to higher gasoline and merchandise volumes. At December 31, 1994, 605 SuperAmerica stores were operating, compared to 591 stores at December 31, 1993. SuperAmerica plans to open 30 new stores during the current fiscal year, of which nine opened during the first quarter.


         Valvoline

         For the three months ended December 31, 1994, Valvoline's operating income totaled $9 million, compared to last year's record  first  quarter of $15  million.  The  decline in  earnings reflected reduced branded motor oil and automotive chemical volumes, combined with lower gross margins on all products, due to higher component costs. These unfavorable comparisons were partially offset by improved results from international operations, reflecting the acquisition of Valvoline distributorships in six European countries during the second quarter of fiscal 1994, and earnings from the newly acquired Zerex(R) antifreeze product line.

- --------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
- --------------------------------------------------------------------------------


         Chemical

         For the first three months of fiscal 1995, Ashland Chemical reported record quarterly operating income of $47 million, or a 67% improvement when compared to earnings of $28 million for the same period last year. Record profits of $22 million from the petrochemical group reflected substantially higher methanol margins. The distribution and specialty groups reported record first quarter results, due to an increase in distribution margins and higher specialty sales volumes.


         Construction

         Operating income from the APAC construction operations for the three months ended December 31, amounted to $20 million for both the current and prior year, despite last year's results including earnings from the Arizona operations that were sold in February 1994. Earnings from continuing operations increased 16%,
         reflecting   favorable  operating  conditions  and  improved
         margins. Backlog at December 31, 1994, totaled $523 million, compared to $447 million at December 31, 1993. With a strong first quarter and a 17% increase in backlog at December 31, the construction operations are positioned to have a good year.


         Exploration

         For the first quarter of fiscal 1995, Ashland Exploration reported break-even results, compared to income of $10 million for the same period last year. Industry-wide deterioration in natural gas prices and reduced production were the principal factors resulting in an $8 million decrease in domestic operating income. Also, earnings from foreign operations declined, reflecting reduced profitability from the existing producing properties in Nigeria. During the quarter, Ashland Exploration announced an offshore Louisiana commercial gas discovery in which Ashland is the operator with a 50 percent working interest. Four wells have been successful, with a production zone from the first well testing up to 5 million cubic feet a day. Ashland Exploration has agreed to acquire the northern West Virginia assets of two natural gas companies, Waco Oil & Gas, a Glenville, W.Va., firm and United Meridian Corporation, a Houston-based company. The completion of these acquisitions would add 1,265 gas wells producing 13 million cubic feet of natural gas to Ashland's holdings.


         General Corporate Expenses

         For the first quarter of fiscal 1995, general corporate expenses totaled $25 million, compared to expenses of $19 million for the first quarter of fiscal 1994. The increase in expenses included higher accruals this year for performance based compensation and the effect of positive adjustments related to estimated liabilities and reserves on last year's results.


         Other Income (Expense)

         Interest   expense  for  the  quarter  ended  December  31,  1994,
         increased when compared to the same period last year, reflecting higher interest rates on floating-rate debt and higher average outstanding balances for both short-term and long-term debt.

         Ashland recorded equity income of $3 million from Arch Mineral for the current quarter, compared to an equity loss of $7 million for the three months ended December 31, 1993. Results for the prior year were adversely impacted by the UMW strike which ended December 14, 1993. The current quarter included favorable results, including 1.1 million tons of coal sales, from the AgipCoal properties which were acquired January 31, 1994.

         Equity income from Ashland Coal amounted to $5 million for the quarter ended December 31, 1994, compared to an equity loss of $1 million for the same period last year. Ashland Coal's results for the current

- --------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
- --------------------------------------------------------------------------------

         Other Income (Expense) (continued)

         year included quarterly records for pre-tax income, production and sales tons. The negative effect of the UMW strike, coupled with damage to a coal silo at Mingo Logan Coal Company, reduced earnings for last year's December quarter. Ashland recently exercised an option to purchase from Saabergwerke AG all of Ashland Coal's Class B Preferred Stock, representing about 15 percent of Ashland Coal's voting stock. Expected to close on or about February 8, the purchase will increase Ashland's ownership of Ashland Coal from 39 percent to 54 percent. The closing of this transaction will result in the consolidation of Ashland Coal into Ashland's financial statements beginning with the March quarter and retroactive to the beginning of fiscal 1995.


FINANCIAL POSITION

         Liquidity

         Ashland's financial position has enabled it to obtain capital for its financing needs and maintain investment grade ratings on its senior debt of Baa1 from Moody's and BBB from Standard & Poor's. Ashland has revolving credit agreements providing for up to $350 million in borrowings, none of which were in use at December 31, 1994. At that date, Ashland could issue an additional $164 million in medium-term notes under a shelf registration with the Securities and Exchange Commission (SEC) should future opportunities or needs arise. During the current quarter, Ashland filed a universal shelf registration statement with the SEC to allow for offerings from time to time of up to $600 million in debt and/or equity securities. Ashland also has access to various uncommitted lines of credit and commercial paper markets, and had short-term notes and commercial paper of $132 million outstanding at December 31, 1994. While certain debt agreements contain covenants restricting the amount by which Ashland can increase its indebtedness, such indebtedness could have been increased by up to $641 million at December 31, 1994.

         Cash and cash equivalents at December 31, 1994, were $56 million, compared to $40 million at September 30, 1994. Cash flows from operations, a major source of Ashland's liquidity, amounted to $77 million for the three months ended December 31, 1994, compared to $163 million for the three months ended December 31, 1993. This decrease was attributed primarily to lower earnings this year and an increase in working capital requirements.

         Working capital at December 31, 1994, was $506 million, compared to $483 million at September 30, 1994. Liquid assets (cash, cash equivalents and accounts receivable) as a percent of current liabilities amounted to 80% at December 31, 1994, compared to 81% at September 30, 1994. Ashland's working capital is significantly affected by its use of the LIFO method of inventory valuation, which valued such inventories at $377 million below their replacement costs at December 31, 1994.

         Capital Resources

         For the three months ended December 31, 1994, property additions amounted to $102 million, compared to $74 million for the same period last year. Property additions (including exploration costs and geophysical expenses) and cash dividends for the remainder of fiscal 1995 are estimated at $362 million and $64 million, respectively. Ashland anticipates meeting its remaining 1995 capital requirements for property additions and dividends principally from internally generated funds. External financing will likely be necessary to provide funds for the remainder of such requirements, for remaining contractual maturities of $51 million for long-term debt or for acquisitions.

         Ashland's  capitalization  at December 31, 1994,  consists of debt due within one year (6%),  long-term debt (44%),  deferred  income
         taxes  (1%),   convertible   preferred   stock  (9%),  and  common
         stockholders' equity (40%). Total debt as a percent of total capitalization was 50% at December 31, 1994, compared to 48% at September 30, 1994. As a result of the purchase of the Saabergwerke AG shares and the consolidation of Ashland Coal, Ashland's total
         debt  as  a  percent  of  total   capitalization   will  increase
         approximately 2%. At December 31, 1994, long-term debt included $78 million of floating-rate debt, and the interest rates on an

- --------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
- --------------------------------------------------------------------------

         Capital Resources (continued)

         additional $430 million of fixed-rate debt were converted to floating rates through interest rate swaps. As a result, future interest costs will fluctuate with short-term interest rates in 1995 on 34% of Ashland's long-term debt.


ENVIRONMENTAL MATTERS

         Federal, state and local statutes and regulations relating to the protection of the environment have resulted in higher operating costs and capital investments by the industries in which Ashland operates. Because of the continuing trend toward greater environmental awareness and increasingly stringent environmental regulations, Ashland believes that expenditures for environmental compliance will continue to have a significant effect on the conduct of its businesses. Although it cannot accurately predict how these developments will affect future operations and earnings, Ashland does not believe the nature and significance of its costs will vary significantly from those of its competitors in the petroleum and chemical industries. For information regarding environmental expenditures and reserves, see the "Miscellaneous - Governmental Regulation and Action - Environmental Protection" section of Ashland's Form 10-K.

         Environmental reserves are subject to considerable uncertainties which affect Ashland's ability to estimate its share of the ultimate costs of required remediation efforts. Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remedial technology, and the number and financial strength of other potentially responsible parties at multiparty sites. As a result, charges to income for environmental liabilities could have a material effect on results of operations in a particular quarter or fiscal year as assessments and remediation efforts proceed or as new remediation sites are identified. However, such charges are not expected to have a material adverse effect on Ashland's consolidated financial position, cash flow or liquidity.

                                PART II - OTHER INFORMATION
- ------------------------------------------------------------------------------

ITEM 1.       LEGAL PROCEEDINGS

              Environmental Proceedings - (1) As of December 31, 1994, Ashland was subject to 71 notices received from the USEPA identifying Ashland as a "potentially responsible party" ("PRP") under CERCLA and the Superfund Amendment and Reauthorization Act ("SARA") for potential joint and several liability for cleanup costs in connection with alleged releases of hazardous substances from various waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the USEPA in accordance with procedures established under CERCLA and SARA regulations, in which Ashland may be participating as a member of various PRP groups. Generally, the type of relief sought by the USEPA includes remediation of contaminated soil and/or groundwater, reimbursement for the costs of site cleanup or oversight expended by the USEPA, and/or long-term monitoring of environmental conditions at the sites. Ashland also receives notices from state environmental agencies pursuant to similar state legislation. Ashland carefully monitors the investigatory and remedial activity at many of these sites. Based on its experience with site remediation, its familiarity with current environmental laws and regulations, its analysis of the specific hazardous substances at issue, the existence of other financially viable PRPs and its current estimates of investigatory, clean-up and monitoring costs at each site, Ashland believes that its liability at these sites, either individually or in the aggregate, after taking into account established reserves, will not have a material adverse effect on Ashland's consolidated financial position, cash flow or liquidity but could have a material adverse effect on results of operations in a particular quarter or fiscal year. Estimated costs for these matters are recognized in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.

              (2) Ashland received a Notice of Potential Liability from the Commonwealth of Pennsylvania regarding a crude oil spill incident in the Delaware River in July 1994 involving the M/V Kentucky, which Ashland charters under a long-term bareboat charter.

              (3) On December 19, 1994, Ashland received a demand for penalty for alleged violations from the Minnesota Pollution Control Agency ("MPCA"). The demand alleges violations of various Minnesota statutes and rules relating to discharges to the environment and above ground storage tank safeguards, with respect to a leak of gasoline from a tank at Ashland's St. Paul Park refinery. In its response to the demand, Ashland stated it believes it has complied with the requisite provisions of Minnesota law. Ashland anticipates further discussions with the MPCA.

              El Paso Dispute - On March 11, 1993, a complaint was filed by El Paso Refinery, L.P., against Scurlock Permian Corporation ("SPC"), a wholly owned subsidiary of Ashland, in the District Court of El Paso County, Texas. El Paso Refinery, L.P., is currently in Chapter 7 bankruptcy. Plaintiff alleges that SPC wrongfully breached certain duties under a contract to supply crude oil. Plaintiff further alleges violations of Texas usury law, common law fraud and duress and seeks substantial damages. In an apparent companion case filed the same day by individual plaintiffs (two officers of El Paso Refining, Inc., the general partner of El Paso Refinery, L.P.), damages are sought against SPC and others based upon the execution by plaintiffs of promissory notes in connection with the financing of the refinery. Ashland and SPC believe these complaints to be without merit and intend to defend them vigorously. SPC is a creditor in the El Paso bankruptcy proceeding and had filed a proof of claim for approximately $39 million against the bankrupt estate. As of January 23, 1995, SPC had received approximately $20 million from the liquidation of collateral. Ashland believes its current reserves are adequate to cover any shortfall that could be sustained in the bankruptcy proceeding.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              (a) Ashland's Annual Meeting of Shareholders was held on January 26, 1995, at the Ashland Petroleum Executive Office Building, Ashland Drive, Russell, Kentucky at 10:30 a.m.

              (b)   Ashland's shareholders at said meeting elected 6 directors:

                                                    Votes

                                        Affirmative            Withheld
                                        -----------            ---------
              Jack S. Blanton           52,509,682              507,104
              Samuel C. Butler          52,468,740              517,292
              Edmund B. Fitzgerald      52,487,935              496,817
              John R. Hall              52,481,275              521,239
              Mannie L. Jackson         52,476,829              516,584
              James W. Vandeveer        52,496,865              512,100

              Directors who continued in office: Thomas E. Bolger, Frank C. Carlucci, Paul W. Chellgren, James B. Farley, Ralph E. Gomory, Patrick F. Noonan, Jane C. Pfeiffer, James R. Rinehart, Michael D. Rose, William L. Rouse, and Dr. Robert B. Stobaugh.

              (c) Ashland's shareholders at said meeting ratified the appointment of Ernst & Young as independent auditors for fiscal year 1995 by a vote of 52,334,711 affirmative to 471,923 negative and 176,387 abstention votes.

              (d) Ashland's shareholders at said meeting approved the amendment to Ashland's Second Restated Articles of Incorporation to change Ashland's name to Ashland Inc. by a vote of 51,239,239 affirmative to 1,370,949 negative and 372,833 abstention votes. The amendment was effective January 27, 1995. A copy of the Articles are attached as Exhibit 3.1

              (e) Ashland's shareholders at said meeting approved the Ashland Inc. 1995 Performance Unit Plan by a vote of 38,300,729 affirmative to 13,747,717 negative and 932,073 abstention votes. A copy of the Plan is attached as Exhibit B.

              (f) Ashland's shareholders at said meeting approved the Ashland Inc. Incentive Compensation Plan for Key Executives by a vote of 37,804,958 affirmative to 14,101,375 negative and 1,076,688 abstention votes. A copy of the Plan is attached as Exhibit C.

              (g) Ashland's shareholders at said meeting approved the Ashland Inc. Deferred Compensation Plan by a vote of 41,212,632 affirmative to 10,663,573 negative and 1,106,816 abstention votes. A copy of the Plan is attached as Exhibit D.

              (h) The results of voting on a shareholder proposal for the Board of Directors to take steps necessary to require that at future elections of directors all directors be elected annually were 29,659,014 negative to 18,432,619 affirmative and 1,251,949 abstention and 3,639,439 broker non-votes.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)       Exhibits

                        3.1 Second Restated Articles of Incorporation of Ashland, as amended to January 27, 1995.

                        3.2      By-laws of Ashland, as amended to January 27,
                                 1995.

                        10.18    Ashland Inc. 1995 Performance Unit Plan

                        10.19 Ashland Inc. Incentive Compensation Plan for Key Executives

                        10.20    Ashland Inc. Deferred Compensation Plan

                        27       Financial Data Schedule

              (b)       Reports on Form 8-K

                        None

                                    SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        Ashland Inc.
                                            --------------------------------
                                                        (Registrant)

          Date   February 8, 1995                  /s/  Kenneth L. Aulen
                                            -----------------------------
                                            Kenneth L. Aulen
                                            Administrative Vice President
                                            and Controller
                                            (Chief Accounting Officer)

          Date   February 8, 1995                 /s/  Thomas L. Feazell
                                            ---------------------------------
                                            Thomas L. Feazell
                                            Senior Vice President,
                                            General Counsel and Secretary