Form 10-Q/A
period 1994-12-31
ASHLAND INC
filed 1995-04-28
CIK 7694

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q/A
                                   AMENDMENT NO. 1


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

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ___

          At January 31, 1995, there were 60,766,604 shares of Registrant's Common Stock outstanding. One-half of one Right to purchase one-tenth of a share of Cumulative Preferred Stock, Series of 1987 accompanies each outstanding share of Registrant's Common Stock.

                                 EXPLANATORY NOTE

         This Amendment to the quarterly report on Form 10-Q for the quarter ended December 31, 1994, of Ashland Inc. ("Ashland") is being filed by Ashland to amend Ashland's Exhibit 27 - Financial Data Schedule.

         Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the text of the amendment is set forth in its entirety as attached hereto.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Ashland Inc.
                                            -------------------------
                                             (Registrant)





 Date    April 28, 1995                     /s/ James G. Stephenson
                                           ----------------------------
                                             James G. Stephenson
                                             Vice President - Law