Form 10-Q
period 1995-03-31
ASHLAND INC
filed 1995-04-28
CIK 7694

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-Q


         X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1995


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

At April 14, 1995, there were 62,197,209 shares of Registrant's Common Stock outstanding. One-half of one Right to purchase one-tenth of a share of Cumulative Preferred Stock, Series of 1987 accompanies each outstanding share of Registrant's Common Stock.


                       PART I - FINANCIAL INFORMATION

- -----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
- -----------------------------------------------------------------------------------------------------------------------------------

                                                                             Three months ended                  Six months ended
                                                                                  March 31                           March 31
                                                                             ------------------                  ------------------
(In millions except per share data)                                            1995      1994                     1995      1994
- -----------------------------------------------------------------------------------------------------------------------------------

REVENUES
    Sales and operating revenues (including excise taxes)                 $   2,735      $   2,207           $   5,659    $   4,778
    Other                                                                        22             16                  37           23
                                                                          ----------     ----------          ----------   ----------
                                                                              2,757          2,223               5,696        4,801
COSTS AND EXPENSES
    Cost of sales and operating expenses                                      2,120          1,610               4,333        3,524
    Excise taxes on products and merchandise                                    237            199                 480          405
    Selling, general and administrative expenses                                280            252                 552          498
    Depreciation, depletion and amortization                                     96             71                 191          144
    General corporate expenses                                                   20             23                  45           42
                                                                          ----------     ----------          ----------   ----------
                                                                              2,753          2,155               5,601        4,613
                                                                          ----------     ----------          ----------   ----------

OPERATING INCOME                                                                  4             68                  95          188

OTHER INCOME (EXPENSE)
    Interest expense (net of interest income)                                   (41)           (29)                (78)         (57)
    Equity income (loss)                                                          4              4                   9           (3)
                                                                          ----------     ----------          ----------   ----------

INCOME (LOSS) BEFORE INCOME TAXES                                               (33)            43                  26          128
    Income taxes                                                                  9            (10)                 (7)         (37)
    Minority interest in earnings of subsidiaries                                (5)             -                 (13)           -
                                                                          ----------     ----------          ----------   ----------

NET INCOME (LOSS)                                                               (29)            33                   6           91
    Dividends on convertible preferred stock                                     (5)            (5)                 (9)          (9)
                                                                          ----------     ----------          ----------   ----------

INCOME (LOSS) AVAILABLE TO COMMON SHARES                                  $     (34)     $      28           $      (3)   $      82
                                                                          ==========     ==========          ==========   ==========

EARNINGS (LOSS) PER SHARE - Note E
    Primary                                                               $    (.55)     $     .47           $    (.05)   $    1.36
    Assuming full dilution                                                $    (.55)     $     .46           $    (.05)   $    1.30


DIVIDENDS PAID PER COMMON SHARE                                           $    .275      $     .25           $     .55    $     .50




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

- ----------------------------------------------------------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                               March 31        September 30             March 31
(In millions)                                                                      1995                1994                 1994
- ----------------------------------------------------------------------------------------------------------------------------------

                               ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                 $      60            $     40            $      65
    Accounts receivable                                                           1,432               1,346                1,096
    Allowance for doubtful accounts                                                 (23)                (23)                 (21)
    Construction completed and in progress                                           20                  55                   22
    Inventories - Note B                                                            812                 601                  594
    Deferred income taxes                                                            73                  71                   64
    Other current assets                                                            134                  81                   91
                                                                              ----------           ---------           ----------
                                                                                  2,508               2,171                1,911
INVESTMENTS AND OTHER ASSETS
    Investments in and advances to unconsolidated affiliates                        154                 291                  269
    Investments of captive insurance companies                                      188                 181                  190
    Cost in excess of net assets of companies acquired                               86                  80                   55
    Prepaid coal royalties                                                           65                   -                    -
    Coal supply agreements                                                           50                   -                    -
    Other noncurrent assets                                                         325                 276                  292
                                                                              ----------           ---------           ----------
                                                                                    868                 828                  806
PROPERTY, PLANT AND EQUIPMENT
    Cost                                                                          7,042               5,898                5,764
    Accumulated depreciation, depletion and amortization                         (3,449)             (3,082)              (2,986)
                                                                              ----------           ---------           ----------
                                                                                  3,593               2,816                2,778
                                                                              ----------           ---------           ----------
                                                                              $   6,969            $  5,815            $   5,495
                                                                              ==========           =========           ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Debt due within one year                                                  $     333            $    133            $      71
    Trade and other payables                                                      1,656               1,520                1,368
    Income taxes                                                                     39                  35                   23
                                                                              ----------           ---------           ----------
                                                                                  2,028               1,688                1,462
NONCURRENT LIABILITIES
    Long-term debt (less current portion)                                         1,809               1,391                1,377
    Accrued pension and other postretirement benefits                               581                 515                  508
    Reserves of captive insurance companies                                         191                 173                  192
    Deferred income taxes                                                           113                  30                   34
    Other long-term liabilities and deferred credits                                452                 423                  394
    Commitments and contingencies - Note C
                                                                              ----------           ---------           ----------
                                                                                  3,146               2,532                2,505

MINORITY INTEREST IN CONSOLIDATED   SUBSIDIARIES                                    173                   -                    -

STOCKHOLDERS' EQUITY
    Convertible preferred stock                                                     293                 293                  293
    Common stockholders' equity                                                   1,329               1,302                1,235
                                                                              ----------           ---------           ----------
                                                                                  1,622               1,595                1,528
                                                                              ----------           ---------           ----------

                                                                              $   6,969            $  5,815            $   5,495
                                                                              ==========           =========           ==========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

- ------------------------------------------------------------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS' EQUITY
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                           Loan to
                                                                                         leveraged
                                                                                          employee    Prepaid
                                                                                             stock    contri-
                                                                                         ownership     bution
                                                        Common    Paid-in   Retained          plan         to
(In millions)                                            stock    capital   earnings       (LESOP)      LESOP     Other      Total
- ----------------------------------------------------------------------------------------------------------------------------------

BALANCE  AT OCTOBER 1, 1993                            $    60    $   143   $  1,008    $      (33)   $    (6)   $  (10)  $  1,162
  Net income                                                                      91                                            91
  Dividends
     Preferred stock                                                              (9)                                           (9)
     Common stock                                                                (30)                                          (30)
  Issued common stock under stock
     incentive plans                                         1         15                                                       16
  Allocation of LESOP shares to participants                                                                6                    6
  Other changes                                                                                                      (1)        (1)
                                                       --------   --------  ---------   -----------   --------   -------   ---------
BALANCE AT MARCH 31, 1994                              $    61    $   158   $  1,060    $      (33)   $     -    $  (11)   $ 1,235
                                                       ========   ========  =========   ===========   ========   =======   =========

BALANCE AT OCTOBER 1, 1994                             $    61    $   159   $  1,126    $      (33)   $     -    $  (11)   $ 1,302
  Net income                                                                       6                                             6
  Dividends
     Preferred stock                                                              (9)                                           (9)
     Common stock                                                                (33)                                          (33)
  Issued 1,250,623 common shares in
     the acquisition of certain assets
     of Waco Oil and Gas Co.                                 1         39                                                       40
  Issued common stock under stock
     incentive plans                                                    4                                                        4
  LESOP loan repayments                                                                         11                              11
  Other changes                                                                                                       8          8
                                                       --------   --------  ---------   ----------    --------    ------   ---------
BALANCE AT MARCH 31, 1995                              $    62    $   202   $  1,090    $      (22)   $     -     $   (3)  $ 1,329
                                                       ========   ========  =========   ===========   ========    =======  =========



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

- ------------------------------------------------------------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Six months ended
                                                                                                                   March 31
                                                                                                        ----------------------------
(In millions)                                                                                               1995               1994
- ------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS
    Net income                                                                                          $      6           $     91
    Expense (income) not affecting cash
      Depreciation, depletion and amortization (1)                                                           197                150
      Deferred income taxes                                                                                   13                 10
      Prepaid coal royalties expensed                                                                          9                  -
      Minority interest in earnings of subsidiaries                                                           13                  -
      Undistributed earnings of unconsolidated affiliates                                                     (3)                 5
      Other noncash items                                                                                    (15)                29
    Change in operating assets and liabilities (2)                                                           (91)                14
                                                                                                        ---------          ---------
                                                                                                             129                299

CASH FLOWS FROM FINANCING
    Proceeds from issuance of long-term debt                                                                 273                  -
    Proceeds from issuance of capital stock                                                                    1                 16
    Repayment of long-term debt                                                                              (15)               (35)
    Increase (decrease) in short-term debt                                                                    92                (76)
    Dividends paid                                                                                           (44)               (39)
                                                                                                        ---------          ---------
                                                                                                             307               (134)

CASH FLOWS FROM INVESTMENT
    Additions to property, plant and equipment                                                              (218)              (153)
    Purchase of operations - net of cash acquired                                                           (192)               (43)
    Proceeds from sale of operations                                                                           5                 54
    Disposals of property, plant and equipment                                                                 6                  7
    Advances on prepaid coal royalties                                                                        (3)                 -
    Investment purchases (3)                                                                                (262)              (136)
    Investment sales and maturities (3)                                                                      248                130
                                                                                                        ---------          ---------
                                                                                                            (416)              (141)
                                                                                                        ---------          ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                                                         20                 24

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                               40                 41
                                                                                                        ---------          ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                               $     60           $     65
                                                                                                        =========          =========
- ------------------------------------------------------------------------------------------------------------------------------------
(1)   Includes amounts charged to general corporate expenses.
(2)   Excludes changes resulting from operations acquired or sold.
(3)   Represents primarily investment transactions of captive insurance companies.



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

- ------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------

NOTE A - GENERAL

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end audit adjustments which may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 1994. Results of operations for the periods ended March 31, 1995, are not necessarily indicative of results to be expected for the year ending September 30, 1995.

NOTE B - INVENTORIES

         --------------------------------------------------------------------------------------------------------------------
                                                                            March 31        September 30            March 31
          (In millions)                                                         1995                1994                1994
         --------------------------------------------------------------------------------------------------------------------
          Crude oil                                                          $   308              $  243              $  244
          Petroleum products                                                     349                 286                 275
          Chemicals and other products                                           492                 421                 349
          Materials and supplies                                                  68                  46                  43
          Excess of replacement costs over LIFO carrying values                 (405)               (395)               (317)
                                                                             --------             -------             -------
                                                                             $   812              $  601              $  594
                                                                             ========             =======             =======

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

- ------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------

NOTE C - LITIGATION, CLAIMS AND CONTINGENCIES (continued)

         In addition, Ashland and its subsidiaries are parties to numerous claims and lawsuits (some of which are for substantial amounts) with respect to product liability and commercial and other matters. While these claims and actions are being contested, the outcome of individual matters is not predictable with assurance. Although any actual liability is not determinable as of March 31, 1995, Ashland believes that any liability resulting from these matters involving Ashland and its subsidiaries, after taking into consideration Ashland's insurance coverages and amounts already provided for, should not have a material adverse effect on Ashland's consolidated financial position.

         In a development affecting Ashland, Columbia Gas Transmission and Columbia Gas Systems last week filed reorganization plans with the U.S. Bankruptcy Court in Delaware. The plans included a settlement agreement entered into by Ashland Exploration and the two Columbia companies, resolving claims between the parties. Subject to approval by the Bankruptcy Court and other approvals and contingencies, the negotiated agreement would provide for a $78.5 million payment to Ashland, of which 5 percent would be withheld to potentially satisfy the claims of non-settling producers.

NOTE D - ACQUISITIONS

         During the six months ended March 31, 1995, Ashland acquired the Zerex(R) antifreeze product line, the northern West Virginia assets of two natural gas companies, a marine chemical business, a construction materials operation and a road paving company. These acquisitions were generally accounted for as purchases and did not have a significant effect on Ashland's consolidated financial statements.

         In February 1995, Ashland purchased from Saarbergwerke AG all of Ashland Coal's Class B Preferred Stock for $110 million, representing about 15 percent of Ashland Coal's voting stock. The purchase increased Ashland's ownership of Ashland Coal from 39 percent to 54 percent. As a result of this transaction, Ashland Coal has been consolidated into Ashland's financial statements retroactive to October 1, 1994. Ashland's investment in Ashland Coal previously had been accounted for on the equity method. The restatement of Ashland's financial statements as of and for the quarter ended December 31, 1994, had no effect on net income or earnings per share, but did impact individual components of the income statement and the balance sheet as summarized in the table below.

         -------------------------------------------------------------------------------------------------------------------
                                                                         As Previously          Effect of
          (In millions)                                                      Reported        Consolidation       As Restated
         -------------------------------------------------------------------------------------------------------------------
          INCOME STATEMENT
          Sales and operating revenues                                      $  2,768            $    156            $  2,924
          Operating income                                                        71                  20                  91
          Income before income taxes                                              50                   9                  59

          BALANCE SHEET
          Current assets                                                    $  2,259            $    126            $  2,385
          Investments and other assets                                           850                 (24)                826
          Property, plant and equipment                                        2,842                 593               3,435
                                                                            --------            ---------           --------
          Total assets                                                      $  5,951            $    695            $  6,646
                                                                            ========            =========           ========

          Current liabilities                                               $  1,753            $    138            $  1,891
          Noncurrent liabilities                                               2,579                 331               2,910
          Minority interest in consolidated subsidiaries                           -                 226                 226
          Stockholders' equity                                                 1,619                   -               1,619
                                                                            --------            ---------           --------
          Total liabilities and stockholders' equity                        $  5,951            $    695            $  6,646
                                                                            ========            =========           ========


- ------------------------------------------------------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------------------------------------------------------

NOTE E - COMPUTATION OF EARNINGS (LOSS) PER SHARE
          --------------------------------------------------------------------------------------------------------------------
                                                                           Three months ended            Six months ended
                                                                                March 31                     March 31
                                                                         ------------------------    -------------------------
           (In millions except per share data)                               1995         1994        1995               1994
          --------------------------------------------------------------------------------------------------------------------
           PRIMARY EARNINGS (LOSS) PER SHARE
           Income (loss) available to common shares
              Net income (loss)                                          $    (29)       $    33     $      6        $     91
              Dividends on convertible preferred stock                         (5)            (5)          (9)             (9)
                                                                         ---------       --------    ---------       ---------
                                                                         $    (34)       $    28     $     (3)       $     82
                                                                         =========       ========    =========       =========
           Average common shares and equivalents outstanding
              Average common shares outstanding                                61             60           61              60
              Common shares issuable upon exercise of stock options             -              1            -               1
              Share adjustment for LESOP                                        -              -            -              (1)
                                                                         ---------       --------    ---------       ---------
                                                                               61             61           61              60
                                                                         =========       ========    =========       =========

           Earnings (loss) per share                                     $   (.55)       $   .47     $   (.05)       $   1.36
                                                                         =========       ========    =========       =========
          --------------------------------------------------------------------------------------------------------------------
           EARNINGS (LOSS) PER SHARE
              ASSUMING FULL DILUTION
           Income (loss) available to common shares
              Net income (loss)                                          $    (29)       $    33     $      6        $     91
              Dividends on convertible preferred stock                         (5)            (5)          (9)              -
              Interest on convertible debentures (net of income taxes)          -              -            -               3
                                                                         ---------       --------    ---------       ---------
                                                                         $    (34)       $    28     $     (3)       $     94
                                                                         =========       ========    =========       =========

           Average common shares and equivalents outstanding
              Average common shares outstanding                                61             60           61              60
              Common shares issuable upon
                Exercise of stock options                                       -              1            -               1
                Conversion of debentures                                        -              -            -               3
                Conversion of preferred stock                                   -              -            -               9
                                                                         ---------       --------    ---------       ---------
                                                                               61             61           61              73
                                                                         =========       ========    =========       =========

           Earnings (loss) per share                                     $   (.55)       $   .46     $   (.05)       $   1.30
                                                                         =========       ========    =========       =========


- ----------------------------------------------------------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                      Three months ended                  Six months ended
                                                                           March 31                           March 31
                                                                 -------------------------          ------------------------------
(Dollars in millions except as noted)                                1995            1994                1995             1994
- ----------------------------------------------------------------------------------------------------------------------------------
SALES AND OPERATING REVENUES
   Petroleum                                                     $   1,122       $     971          $   2,350        $   2,136
   SuperAmerica                                                        404             381                846              805
   Valvoline                                                           238             213                506              485
   Chemical                                                            887             683              1,705            1,327
   Construction                                                        176             176                451              492
   Coal                                                                152             -                  308                -
   Exploration                                                          45              48                 93               99
   Intersegment sales                                                 (289)           (265)              (600)            (566)
                                                                 ----------      ----------         ----------       ----------
                                                                 $   2,735       $   2,207          $   5,659        $   4,778
                                                                 ==========      ==========         ==========       ==========
OPERATING INCOME
   Petroleum                                                     $     (51)      $      30          $     (49)       $      75
   SuperAmerica                                                          6              10                 23               31
   Valvoline                                                             2              12                 11               26
                                                                 ----------      ----------         ----------       ----------
     Total Refining and Marketing Group                                (43)             52                (15)             132
   Chemical                                                             53              26                100               54
   Construction                                                          1               3                 21               23
   Coal                                                                 14              -                  34                -
   Exploration                                                          (1)             10                  -               21
   General corporate expenses                                          (20)            (23)               (45)             (42)
                                                                 ----------      ----------         ----------       ----------
                                                                 $       4       $      68          $      95        $     188
                                                                 ==========      ==========         ==========       ==========
EQUITY INCOME (LOSS)
   Arch Mineral Corporation                                      $       -       $       4          $       3        $      (4)
   Ashland Coal, Inc.                                                    -              (1)                 -               (2)
   Other                                                                 4               1                  6                3
                                                                 ----------      ----------         ----------       ----------
                                                                 $       4       $       4          $       9        $      (3)
                                                                 ==========      ==========         ==========       ==========

OPERATING INFORMATION
   Petroleum
     Product sales (thousand barrels per day) (1)                    344.8           304.7              352.5            341.3
     Refining inputs (thousand barrels per day) (2)                  338.1           296.1              329.9            328.1
     Value of products manufactured per barrel                   $   20.98       $   20.02          $   21.19        $   20.45
     Input cost per barrel                                           18.72           14.44              18.23            15.19
                                                                 ----------      ----------         ----------       ----------
     Refining margin per barrel                                  $    2.26       $    5.58          $    2.96        $    5.26
   SuperAmerica
     Product sales (thousand barrels per day)                         68.0            66.0               70.3             69.0
     Merchandise sales                                           $     123       $     117          $     255        $     241
   Valvoline lubricant sales (thousand barrels per day) (1)           18.3            16.9               17.9             16.7
   Construction backlog
     At end of period                                            $     599       $     508          $     599        $     508
     Increase during period (3)                                  $      76       $      61          $      45        $      13
   Exploration
       Net daily production
         Natural gas (million cubic feet) (1)                        102.4           96.5                95.6             98.4
         Nigerian crude oil (thousand barrels)                        16.4            19.2               17.9             19.3
       Sales price
         Natural gas (per thousand cubic feet)                   $    1.93       $    2.49          $    1.90        $    2.53
         Nigerian crude oil (per barrel)                         $   15.94       $   13.55          $   15.89        $   14.36
   Arch Mineral Corporation (4)
       Tons sold (millions)                                            6.8             5.7               14.1              9.5
       Sales price per ton                                       $   26.44       $   27.31          $   26.65        $   26.01
   Ashland Coal, Inc. (4)
     Tons sold (millions)                                              5.5             4.5               10.9              7.9
     Sales price per ton                                         $   27.81       $   29.77          $   28.14        $   30.69


- ----------------------------------------------------------------------------------------------------------------------------------


(1)  Includes intersegment sales.
(2)  Includes crude oil and other purchased feedstocks.
(3) Amounts have been restated to exclude APAC's Arizona operations which were sold in February 1994.
(4) Ashland's interest is 50% in Arch Mineral and 54% in Ashland Coal (39% prior to February 1995).

- ------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
- ------------------------------------------------------------------------------

RESULTS OF OPERATIONS

         Current Quarter - Ashland recorded a net loss of $29 million for the three months ended March 31, 1995, compared to net income of $33 million for the same period last year. Operating income for the current quarter totaled $4 million, compared to $68 million for last year's March quarter. The decrease in earnings was due primarily to a substantial decline in operating income from Petroleum, in addition to lower profits from SuperAmerica, Valvoline and Exploration.
         Partially offsetting these negative comparisons, Chemical reported record quarterly income and earnings from Ashland Coal improved. Construction also reported strong earnings from continuing operations, as the unfavorable comparison resulted from a gain on the sale of its Arizona operations in last year's quarter.

         In February, Ashland completed the purchase of all of the Class B Preferred Stock of Ashland Coal, Inc. from Saarbergwerke AG. Ashland now owns approximately 54% of the voting stock of Ashland Coal, and consequently, the results of Ashland Coal have been consolidated retroactive to the beginning of this fiscal year. Since the prior year was accounted for on the equity method, comparisons between years are difficult.

         Year-to-Date - Net income for the six months ended March 31, 1995, amounted to $6 million, compared to $91 million for the six months ended March 31, 1994. The decline in earnings primarily reflects the same factors described in the quarterly comparison.


         PETROLEUM

         Current Quarter - Ashland Petroleum reported an operating loss of $51 million for the quarter ended March 31, 1995, compared to income of $30 million for the same period last year. A decrease in the refining margin (the difference between the value of products manufactured and input cost) was the primary factor for the decline in earnings. The refining margin was $2.26 per barrel for the current quarter, compared to $5.58 per barrel in last year's March quarter. Such margins reflected the second warmest winter on record and the market confusion surrounding the introduction of reformulated gasoline
         (RFG), which at times pushed industry refining margins below variable-cost breakeven levels in the March quarter. Pittsburgh and 28 counties in Western Pennsylvania, which were counted on as a major RFG market, opted out of the program at the last moment even though this product was already in the distribution chain. This opt-out, coupled with political resistance in Milwaukee and other RFG markets, created great uncertainty in the marketplace. Throughput was curtailed at times in reaction to the low margins; however, average throughput volumes for the quarter were up due to the negative impact of a major maintenance turnaround at the Catlettsburg, Kentucky refinery last year. Also, results from Scurlock Permian improved, reflecting lower operating costs due to the streamlining and combination of operations, and an increase in margins, while Pipeline profits were up due to tariff increases and higher volumes as a result of the rise in refinery inputs.

         Year-to-Date - For the six months ended March 31, 1995, Ashland Petroleum recorded an operating loss of $49 million, compared to operating income of $75 million for the same period last year. The majority of the decline in earnings was attributed to a decrease in the refining margin to $2.96 per barrel this year, compared to $5.26 per barrel last year. Partially offsetting the drop in the refining margin, profits from Scurlock Permian increased, reflecting improved margins and lower operating costs, while higher earnings from Ashland's pipeline operations resulted from increased tariffs this year and a loss on the sale of certain assets which was included in last year's results. Looking ahead, refining margins have improved considerably in recent weeks and U.S. gasoline demand so far this year has been running approximately 3% above last year. Demand growth is anticipated to remain strong through the summer driving season. In addition, gasoline inventories currently are below last year's low level and gasoline imports for the year are below 1994 levels as well.

- ------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
- ------------------------------------------------------------------------------


         SUPERAMERICA

         Current Quarter - Operating income for the second quarter of fiscal 1995 totaled $6 million, compared to $10 million for the second quarter of fiscal 1994. The decline in earnings reflected lower retail gasoline margins and higher operating costs, only partially offset by increases in gasoline and merchandise sales volumes. An increase in the average number of stores in operation this year contributed to higher gasoline and merchandise volumes and the increased costs.

         Year-to-Date - For the six months ended March 31, 1995, SuperAmerica's operating income of $23 million declined $8 million from the same period last year. The decrease in earnings reflected the same factors described in the quarterly comparison. At March 31, 1995, 598 stores were operating, compared to 594 stores at March 31, 1994.


         VALVOLINE

         Current Quarter - For the three months ended March 31, 1995, operating income for Valvoline totaled $2 million, compared to $12 million for the same period last year. The decline in earnings reflected lower margins on branded motor oil sales, due to higher raw material costs. Valvoline raised motor oil prices in February, but it had little effect on margins during the quarter as customers increased their purchases in advance of such increase. In addition, the mild winter weather adversely affected the sale of winter-related products, while Pyroil's R-12 refrigerant sales and margins were lower as a result of an oversupply of product in the marketplace.

         Year-to-Date - For the six months ended March 31, 1995, Valvoline reported operating income of $11 million, compared to $26 million for the same period last year. In addition to a decline in margins, branded motor oil results were negatively impacted by lower sales volumes. Pyroil's profits were lower, primarily reflecting a decline in refrigerant sales volumes. The newly acquired Zerex(R) antifreeze product line contributed to earnings this fiscal year, but sales were sluggish due to the mild winter weather.


         CHEMICAL

         Current Quarter - For the second quarter of fiscal 1995, Ashland Chemical reported a record quarterly operating income of $53 million, more than double the same quarter a year ago. Ashland Chemical has reported record operating income in four consecutive quarters. Strong prices for petrochemicals, including methanol, were a major contributor to higher operating income for the quarter, although methanol prices have since returned to more normal levels. Results from the distribution businesses improved significantly also, while operating income from specialty chemical operations remained strong.

         Year-to-Date - For the six months ended March 31, 1995, operating income totaled $100 million, compared to $54 million for the same period last year. Earnings increased 84%, reflecting improvements in each of its three business segments. Sales are 29% ahead of last year on slightly higher volumes and price increases for several major products. Ashland Chemical completed the acquisition of Aristech Chemical Corporation's unsaturated polyester resins, polyester distribution and maleic anhydride businesses on April 28, 1995.

- ------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
- ------------------------------------------------------------------------------

         CONSTRUCTION

         Current Quarter - For the second quarter of fiscal 1995, Construction operations reported operating income of $1 million, compared to $3 million for the same period last year. A gain from the sale of the Arizona operations in last year's second quarter accounted for the unfavorable comparison between the two quarters. Earnings for this year's March quarter, which included a gain on the sale of an aggregate property, exceeded the winter costs which are normally deferred and amortized over the last half of the fiscal year.

         Year-to-Date - For the six months ended March 31, operating income totaled $21 million this year, compared to $23 million last year. Earnings declined reflecting the sale of the Arizona operations last year. However, operating income from continuing operations improved 34% this year, reflecting favorable operating conditions and better margins. Backlog at March 31, 1995 of $599 million was up 18% from the $508 million at March 31, 1994. As a result, Construction is entering the summer season with a large backlog and no deferred winter costs.


         COAL

         Current  Quarter  -  As a  result  of  Ashland's  acquisition  of  an additional 15% interest, Ashland Coal has been consolidated retroactive to the beginning of this fiscal year. Ashland Coal's operating income totaled $14 million for the quarter ended March 31, 1995. Earnings improved this quarter, as results for last year's second quarter suffered from the severe winter weather in January and February and the operational aftereffects of the seven-month strike by the United Mine Workers (UMW), which significantly increased mining costs for Hobet Mining, Inc. and subsidiaries of Dal-Tex Coal Corporation. As a result of these factors, gross profit improved $1.74 per ton in the current quarter. In addition, sales volumes were up, but the effect was partially offset by a lower average sales price per ton, due to the expiration of a high-priced sales contract at the end of December 1994 and a scheduled price reduction on another contract at the beginning of this calendar year.

         Year-to-Date - For the six months ended March 31, 1995, operating income amounted to $34 million, significantly above the same period last year. The increase in operating income reflected a return to more normal operations following the negative effects of the UMW strike on last year's results, as well as the other factors described in the quarterly comparison.

         EXPLORATION

         Current Quarter - Exploration reported an operating loss of $1 million for the three months ended March 31, 1995, compared to income of $10 million for the same period last year. Continued industry-wide weakness in natural gas prices was the principal factor contributing to a $4 million decline in domestic operating income. Earnings from foreign operations decreased $7 million, reflecting dry hole costs and reduced profitability from the producing properties in Nigeria. During the quarter, Exploration completed the drilling of the second well in a multi-well program to evaluate the potential of recently acquired acreage offshore Nigeria. The well encountered substantial amounts of natural gas and a single oil column, neither of which is commercially feasible at this time. However, Ashland and its partner TOTAL plan to continue their geological evaluation of the area and plan further drilling. Also during the quarter, Ashland Exploration acquired the northern West Virginia assets of two natural gas companies, Waco Oil & Gas, a Glenville, W. Va. firm and United Meridian Corporation, a Houston-based company. These acquisitions expanded the Appalachian natural gas reserve base and added to production in the quarter.

- ------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
- ------------------------------------------------------------------------------

         EXPLORATION (continued)

         Year-to-Date - For the first six months of fiscal 1995, Exploration recorded essentially break-even results, compared to income of $21 million for the same period last year. Industry-wide deterioration in natural gas prices was the primary cause of the $12 million decline in domestic operating income. Earnings from foreign operations declined $9 million, primarily as a result of the same factors described in the quarterly comparison. However, natural gas prices have strengthened recently, improving the outlook for Exploration.

         In a development affecting Ashland, Columbia Gas Transmission and Columbia Gas Systems recently filed reorganization plans with the U.
         S. Bankruptcy Court in Delaware. The plans included a settlement agreement entered into by Ashland Exploration and the two Columbia companies, resolving claims between the parties. Subject to approval by the Bankruptcy Court and other approvals and contingencies, the negotiated agreement would provide for a $78.5 million payment to Ashland, of which 5 percent would be withheld to potentially satisfy the claims of non-settling producers.


         GENERAL CORPORATE EXPENSES

         For the six months ended March 31, 1995, general corporate expenses totaled $45 million, compared to $42 million last year. Reflected in this year's results was reduced incentive compensation costs, while the prior year's second quarter included a gain resulting from the refinancing of certain subsidiary notes, partially offset by an increase in litigation reserves.


         OTHER INCOME (EXPENSE)

         Interest expense was up $12 million for the quarter and $21 million for the six months ended March 31, 1995, reflecting the increases in both short-term and long-term debt outstanding, the additional obligations resulting from the consolidation of Ashland Coal and higher interest rates on floating-rate debt.

         Equity income from Arch Mineral decreased $4 million for the quarter but increased $7 million for the six months ended March 31, 1995. The decrease in earnings for the quarter was due primarily to lower realizations per ton, reflecting both reduced contract prices and weak spot market prices resulting from the mild winter weather. In addition, mining costs per ton were up, reflecting adverse geological conditions, rail transportation problems and other production related difficulties. Earnings for the year-to-date period improved, primarily reflecting the negative effects of the UMW strike on last year's results. In addition, higher sales and production tons this year reflect the acquisition of the AgipCoal properties on January 31, 1994.


FINANCIAL POSITION

         LIQUIDITY

         Ashland's financial position has enabled it to continue investment grade ratings on its indebtedness and obtain capital for its financing needs. Ashland's senior debt ratings are Baa1 from Moody's and BBB from Standard & Poor's. Ashland has revolving credit agreements providing for up to $370 million in borrowings, none of which were in use at March 31, 1995. Additionally, Ashland Coal has revolving credit agreements providing for up to $500 million in borrowings, of which $50 million was in use at March 31, 1995. Ashland recently filed an amendment to its shelf registration statement with the

- ------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
- ------------------------------------------------------------------------------

         LIQUIDITY (continued)

         Securities and Exchange Commission to allow for offerings from time to time of up to $200 million in medium-term notes and $100 million in shares of Ashland Common Stock, with the net proceeds of the offerings to be used for general corporate purposes. Ashland also has access to various uncommitted lines of credit and commercial paper markets, under which short-term notes and commercial paper of $255 million were outstanding at March 31, 1995. Although certain debt agreements contain covenants restricting the amount by which Ashland can increase its indebtedness, Ashland's indebtedness could have been increased by up to $969 million at March 31, 1995.

         Cash and cash equivalents at March 31, 1995, were $60 million, compared to $40 million at September 30, 1994. Cash flows from operations, a major source of Ashland's liquidity, amounted to $129 million for the six months ended March 31, 1995, compared to $299 million for the six months ended March 31, 1994. This decrease was attributed primarily to lower earnings this year and an increase in working capital requirements.

         Working capital at March 31, 1995, was $480 million, compared to $483 million at September 30, 1994, and $449 million at March 31, 1994. Liquid assets (cash, cash equivalents and accounts receivable) as a percent of current liabilities amounted to 72% at March 31, 1995, compared to 81% at September 30, 1994, and 78% at March 31, 1994. Ashland's working capital is significantly affected by its use of the LIFO method of inventory valuation, which valued such inventories at $405 million below their replacement costs at March 31, 1995.

         CAPITAL RESOURCES

         For the six months ended March 31, 1995, property additions amounted to $218 million, compared to $153 million for the same period last year, reflecting higher spending levels by the energy and chemical businesses, including $23 million resulting from the consolidation of Ashland Coal in 1995. Property additions (including exploration costs and geophysical expenses) and cash dividends for the remainder of 1995 are estimated at $306 million and $48 million, respectively. Ashland anticipates meeting its 1995 capital requirements for property additions and dividends primarily from internally generated funds. However, external financing may be necessary to provide funds for the remaining contractual maturities of $48 million for long-term debt or for acquisitions.

         Ashland's capitalization at March 31, 1995, consists of debt due within one year (8%), long-term debt (45%), deferred income taxes (3%), minority interest (4%), convertible preferred stock (7%), and common stockholders' equity (33%). Total debt as a percent of total capitalization was 53% at March 31, 1995, compared to 48% at September 30, 1994, reflecting this year's acquisitions and the consolidation of Ashland Coal. At March 31, 1995, long-term debt included $77 million of floating-rate debt, and the interest rates on an additional $380 million of fixed-rate debt were converted to floating rates through interest rate swaps. As a result, interest costs will fluctuate with short-term interest rates in 1995 on 24% of Ashland's long-term debt.


ENVIRONMENTAL MATTERS

         Federal, state and local statutes and regulations relating to the protection of the environment have resulted in higher operating costs and capital investments by the industries in which Ashland operates. Because of the continuing trend toward greater environmental awareness and increasingly stringent environmental regulations, Ashland believes that expenditures for environmental compliance will continue to have a significant effect on the conduct of its businesses. Although it cannot predict accurately how these developments will affect future operations and earnings, Ashland does not believe

- ------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
- ------------------------------------------------------------------------------

         ENVIRONMENTAL MATTERS (continued)

         the nature and significance of its costs will vary significantly from those of its competitors in the petroleum and chemical industries. For information regarding environmental expenditures and reserves, see the "Miscellaneous - Governmental Regulation and Action - Environmental Protection" section of Ashland's Form 10-K.

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

                            PART II - OTHER INFORMATION
- -------------------------------------------------------------------------------

ITEM 1.       LEGAL PROCEEDINGS

         Environmental Proceedings - (1) As of March 31, 1995, Ashland was subject to 79 notices received from the USEPA identifying Ashland as a "potentially responsible party" ("PRP") under CERCLA and the Superfund Amendment and Reauthorization Act ("SARA") for potential joint and several liability for cleanup costs in connection with alleged releases of hazardous substances from various waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the USEPA in accordance with procedures established under CERCLA and SARA regulations, in which Ashland may be participating as a member of various PRP groups. Generally, the type of relief sought by the USEPA includes remediation of contaminated soil and/or groundwater, reimbursement for the costs of site cleanup or oversight expended by the USEPA, and/or long-term monitoring of environmental conditions at the sites. Ashland also receives notices from state environmental agencies pursuant to similar state legislation. Ashland carefully monitors the investigatory and remedial activity at many of these sites. Based on its experience with site remediation, its familiarity with current environmental laws and regulations, its analysis of the specific hazardous substances at issue, the existence of other financially viable PRPs and its current estimates of investigatory, clean-up and monitoring costs at each site, Ashland believes that its liability at these sites, either individually or in the aggregate, after taking into account established reserves, will not have a material adverse effect on Ashland's consolidated financial position, cash flow or liquidity but could have a material adverse effect on results of operations in a particular quarter or fiscal year. Estimated costs for these matters are recognized in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.

         (2) Ashland received a Notice of Potential Liability from the Commonwealth of Pennsylvania regarding a crude oil spill incident in the Delaware River in July 1994 involving the M/V Kentucky, which Ashland owns and charters under a long-term bareboat charter to third parties. Ashland is having discussions with the Commonwealth of Pennsylvania on this matter.

         (3) In connection with a demand for penalty received on December 19, 1994, Ashland has received draft Stipulation Agreements from the Minnesota Pollution Control Agency relating to various alleged environmental regulatory violations relating to hazardous waste and water quality and spill matters at Ashland's St. Paul Park refinery. Ashland is having discussions with the Minnesota Pollution Control Agency on this matter.

         (4) Ashland is currently negotiating a settlement with the Kentucky Natural Resources and Environmental Protection Cabinet of various alleged violations of Kentucky air quality regulations occurring at Ashland's Catlettsburg refinery during the period from December 1992 to December 1994.

         (5) On or about April 21, 1995, Ashland received an Administrative Complaint and a Notice of Proposed Assessment of Administrative Civil Penalty from the United States Environmental Protection Agency Region
         IV. The Complaint alleges that Ashland missed its April 1, 1994 interim construction deadline and maintained insufficient records regarding construction of a waste sewer system at its Catlettsburg, Kentucky refinery. The EPA is seeking an Administrative civil penalty of $162,500 for these alleged violations.

         El Paso Dispute - On March 11, 1993, a complaint was filed by El Paso Refinery, L.P., against Scurlock Permian Corporation ("SPC"), a wholly owned subsidiary of Ashland, in the District Court of El Paso County, Texas. El Paso Refinery, L.P., is currently in Chapter 7 bankruptcy. Plaintiff alleged that SPC wrongfully breached certain duties under a contract to supply crude oil. Plaintiff further alleged violations of Texas usury law, common law fraud and duress and sought substantial damages. During the March quarter, an agreement was reached with the trustee for El Paso Refining, L.P. to settle all outstanding disputes and claims between it, SPC and Ashland that arise out of the complaint filed in the District Court of El Paso County, TX. The settlement agreement also resolved all claims between El Paso Refinery, L.P. and SPC (a creditor in the El Paso bankruptcy proceeding) arising out of the bankruptcy proceeding except for an approximately $10.7 million preference judgment against SPC which was entered during the March quarter. SPC is appealing the preference judgment.

         In an apparent companion case also filed on March 11, 1993 by individual plaintiffs (two officers of El Paso Refining, Inc., the general partner of El Paso Refinery, L.P.), damages are sought against SPC and others based upon the execution by plaintiffs of promissory notes in connection with the financing of the refinery. Ashland and SPC believe the complaint to be without merit and intend to defend it vigorously.

ITEM 6.  ITEM EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

          27       Financial Data Schedule

(b)     Reports on Form 8-K

           None

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Ashland Inc.
                                         ---------------------------------
                                                (Registrant)


Date April 28, 1995                           /s/ Kenneth L. Aulen
                                         ---------------------------------
                                          Kenneth L. Aulen
                                          Administrative Vice President and
                                          Controller (Chief Accounting Officer)


Date April 28, 1995                          /s/ Thomas L. Feazell
                                         ---------------------------------
                                          Thomas L. Feazell
                                          Senior Vice President,
                                          General Counsel and Secretary