Form 10-Q
period 1995-06-30
ASHLAND INC
filed 1995-08-09
CIK 7694

===============================================================================

                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                  FORM 10-Q


          X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1995

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

At July 31, 1995, there were 63,572,678 shares of Registrant's Common Stock outstanding. One-half of one Right to purchase one-tenth of a share of Cumulative Preferred Stock, Series of 1987 accompanies each outstanding share of Registrant's Common Stock.

===============================================================================

                      PART I - FINANCIAL INFORMATION

----------------------------------------------------------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
----------------------------------------------------------------------------------------------------------------------------------
                                                                          Three months ended                   Nine months ended
                                                                                June 30                             June 30
                                                                        ------------------------           ------------------------
(In millions except per share data)                                          1995           1994                1995           1994
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES
  Sales and operating revenues (including excise taxes)                 $   3,256      $   2,703           $   8,915      $   7,481
  Other                                                                        14              -                  51             23
                                                                        ----------     ----------          ----------     ----------
                                                                            3,270          2,703               8,966          7,504
COSTS AND EXPENSES
    Cost of sales and operating expenses                                    2,481          2,041               6,813          5,565
    Excise taxes on products and merchandise                                  258            227                 739            632
    Selling, general and administrative expenses                              301            264                 853            762
    Depreciation, depletion and amortization                                   99             73                 290            217
    General corporate expenses                                                 22             26                  67             68
                                                                        ----------     ----------          ----------     ----------
                                                                            3,161          2,631               8,762          7,244
                                                                        ----------     ----------          ----------     ----------

OPERATING INCOME                                                              109             72                 204            260

OTHER INCOME (EXPENSE)
    Interest expense (net of interest income)                                 (47)           (29)               (125)           (86)
    Equity income                                                               2             14                  11             11
                                                                        ----------     ----------          ----------     ----------

INCOME BEFORE INCOME TAXES                                                     64             57                  90            185
    Income taxes                                                              (11)           (13)                (18)           (49)
    Minority interest in earnings of subsidiaries                              (5)             -                 (18)             -
                                                                        ----------     ----------          ----------     ----------

NET INCOME                                                                     48             44                  54            136
    Dividends on convertible preferred stock                                   (5)            (4)                (14)           (14)
                                                                        ----------     ----------          ----------     ----------

INCOME AVAILABLE TO COMMON SHARES                                       $      43      $      40           $      40      $     122
                                                                        ==========     ==========          ==========     ==========
EARNINGS PER SHARE - Note F
    Primary                                                             $     .69      $     .65           $     .65      $    2.01
    Assuming full dilution                                              $     .66      $     .63           $     .65      $    1.93


DIVIDENDS PAID PER COMMON SHARE                                         $    .275      $     .25           $    .825      $     .75


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

-----------------------------------------------------------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------------------

                                                                          June 30          September 30            June 30
(In millions)                                                                1995                  1994               1994
-----------------------------------------------------------------------------------------------------------------------------------
                               ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                           $      38              $     40          $      46
    Accounts receivable                                                     1,577                 1,346              1,298
    Allowance for doubtful accounts                                           (24)                  (23)               (22)
    Construction completed and in progress                                     48                    55                 51
    Inventories - Note B                                                      826                   601                696
    Deferred income taxes                                                      80                    71                 60
    Other current assets                                                      146                    81                 72
                                                                        ----------             ---------         ----------
                                                                            2,691                 2,171              2,201
INVESTMENTS AND OTHER ASSETS
    Investments in and advances to unconsolidated affiliates                  154                   291                283
    Investments of captive insurance companies                                200                   181                187
    Cost in excess of net assets of companies acquired                        106                    80                 76
    Prepaid coal royalties                                                     63                     -                  -
    Coal supply agreements                                                     54                     -                  -
    Other noncurrent assets                                                   315                   276                291
                                                                        ----------             ---------         ----------
                                                                              892                   828                837
PROPERTY, PLANT AND EQUIPMENT
    Cost                                                                    7,142                 5,898              5,792
    Accumulated depreciation, depletion and amortization                   (3,517)               (3,082)            (3,020)
                                                                        ----------             ---------         ----------
                                                                            3,625                 2,816              2,772
                                                                        ----------             ---------         ----------

                                                                        $   7,208              $  5,815          $   5,810
                                                                        ==========             =========         ==========
                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Debt due within one year                                            $     420              $    133          $     159
    Trade and other payables                                                1,716                 1,520              1,542
    Income taxes                                                               33                    35                 23
                                                                        ----------             ---------         ----------
                                                                            2,169                 1,688              1,724
NONCURRENT LIABILITIES
    Long-term debt (less current portion)                                   1,806                 1,391              1,381
    Accrued pension and other postretirement benefits                         581                   515                510
    Reserves of captive insurance companies                                   187                   173                186
    Deferred income taxes                                                     137                    30                 33
    Other long-term liabilities and deferred credits                          454                   423                418
    Commitments and contingencies - Note C
                                                                        ----------             ---------         ----------
                                                                            3,165                 2,532              2,528

MINORITY INTEREST IN CONSOLIDATED
    SUBSIDIARIES                                                              177                     -                  -

STOCKHOLDERS' EQUITY
    Convertible preferred stock                                               293                   293                293
    Common stockholders' equity                                             1,404                 1,302              1,265
                                                                        ----------             ---------         ----------
                                                                            1,697                 1,595              1,558
                                                                        ----------             ---------         ----------

                                                                        $   7,208              $  5,815          $   5,810
                                                                        ==========             =========         ==========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

-----------------------------------------------------------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         Loan to
                                                                                       leveraged
                                                                                        employee    Prepaid
                                                                                           stock    contri-
                                                                                       ownership     bution
                                                      Common    Paid-in   Retained          plan         to
(In millions)                                          stock    capital   earnings       (LESOP)      LESOP        Other      Total
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE  AT OCTOBER 1, 1993                          $    60    $   143   $  1,008    $      (33)   $    (6)      $  (10)  $  1,162
Net income                                                                     136                                              136
Dividends
     Preferred stock                                                           (14)                                             (14)
     Common stock                                                              (45)                                             (45)
Issued common stock under stock
     incentive plans                                       1         16                                                          17
Allocation of LESOP shares to participants                                                                6                       6
Other changes                                                                                                          3          3
                                                     --------   --------  ---------   -----------   --------      -------  ---------
BALANCE AT JUNE 30, 1994                             $    61    $   159   $  1,085    $      (33)   $     -       $   (7)  $  1,265
                                                     ========   ========  =========   ===========   ========      =======  =========

BALANCE AT OCTOBER 1, 1994                           $    61    $   159   $  1,126    $      (33)   $     -       $  (11)  $  1,302
Net income                                                                      54                                               54
Dividends
     Preferred stock                                                           (14)                                             (14)
     Common stock                                                              (50)                                             (50)
Issued 1,250,623 common shares in
     the acquisition of certain assets
     of Waco Oil and Gas Co.                               1         39                                                          40
Issued common stock under continuous
     share offering program                                1         34                                                          35
Issued common stock under stock
     incentive plans                                                  6                                                           6
LESOP loan repayments                                                                         16                                 16
Other changes                                                                                                         15         15
                                                     --------   --------  ---------   -----------   --------      -------  ---------
BALANCE AT JUNE 30, 1995                             $    63    $   238   $  1,116    $      (17)   $     -       $    4   $  1,404
                                                     ========   ========  =========   ===========   ========      =======  =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
                                                                                    Nine months ended
                                                                                         June 30
                                                                             ---------------------------------
(In millions)                                                                    1995                 1994
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS
    Net income                                                                   $     54             $    136
    Expense (income) not affecting cash
    Depreciation, depletion and amortization (1)                                      299                  226
      Deferred income taxes                                                            27                   13
      Prepaid coal royalties expensed                                                  14                    -
      Minority interest in earnings of subsidiaries                                    18                    -
      Undistributed earnings of unconsolidated affiliates~                             (3)                  (6)
      Other noncash items                                                              (8)                  34
    Change in operating assets and liabilities (2)                                   (196)                (104)
                                                                                 ---------            ---------
                                                                                      205                  299

CASH FLOWS FROM FINANCING
    Proceeds from issuance of long-term debt                                          304                   27
    Proceeds from issuance of capital stock                                            38                   17
    Loan repayment from leveraged employee stock ownership plan                        16                    -
    Repayment of long-term debt                                                       (20)                 (64)
    Increase in short-term debt                                                       150                   17
    Dividends paid                                                                    (68)                 (59)
                                                                                 ---------            ---------
                                                                                      420                  (62)

CASH FLOWS FROM INVESTMENT
    Additions to property, plant and equipment                                       (297)                (247)
    Purchase of operations - net of cash acquired                                    (307)                 (57)
    Proceeds from sale of operations                                                    5                   58
    Disposals of property, plant and equipment                                         12                   15
    Advances on prepaid coal royalties                                                (21)                   -
    Investment purchases (3)                                                         (381)                (237)
    Investment sales and maturities (3)                                               362                  236
                                                                                 ---------            ---------
                                                                                     (627)                (232)
                                                                                 ---------            ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (2)                   5

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                        40                   41
                                                                                 ---------            ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                        $     38             $     46
                                                                                      =========            =========
---------------------------------------------------------------------------------------------------------------
(1)   Includes amounts charged to general corporate expenses.
(2)   Excludes changes resulting from operations acquired or sold.
(3)   Represents primarily investment transactions of captive insurance companies.


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

-------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE A - GENERAL

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end audit adjustments which may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 1994. Results of operations for the periods ended June 30, 1995, are not necessarily indicative of results to be expected for the year ending September 30, 1995.

NOTE B - INVENTORIES

----------------------------------------------------------------------------------------------------------------
                                                                       June 30       September 30      June 30
    (In millions)                                                         1995               1994         1994
----------------------------------------------------------------------------------------------------------------
    Crude oil                                                          $   323             $  243       $  370
    Petroleum products                                                     354                286          283
    Chemicals and other products                                           516                421          384
    Materials and supplies                                                  67                 46           43
    Excess of replacement costs over LIFO carrying values                 (434)              (395)        (384)
                                                                       --------            -------      -------
                                                                       $   826             $  601       $  696
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

-------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE C - LITIGATION, CLAIMS AND CONTINGENCIES (continued)

    In addition, Ashland and its subsidiaries are parties to numerous claims and lawsuits (some of which are for substantial amounts) with respect to product liability and commercial and other matters. While these claims and actions are being contested, the outcome of individual matters is not predictable with assurance. Although any actual liability is not determinable as of June 30, 1995, Ashland believes that any liability resulting from these matters involving Ashland and its subsidiaries, after taking into consideration Ashland's insurance coverages and amounts already provided for, should not have a material adverse effect on Ashland's consolidated financial position.

    In a development affecting Ashland Exploration, Columbia Gas Transmission and Columbia Gas Systems have filed reorganization plans with the U.S. Bankruptcy Court in Delaware. The plans included a settlement agreement entered into by Ashland Exploration and the two Columbia companies, resolving claims between the parties. The Court has approved the fairness of the settlement agreement and the disclosure statements allowing both reorganization plans to be voted on by creditors. Subject to the outcome of the voting process and final approval by the Bankruptcy Court and other approvals and contingencies, the negotiated agreement would provide for a $78.5 million payment to Ashland Exploration, of which 5 percent would be withheld to potentially satisfy the claims of non-settling producers.

NOTE D - ACQUISITIONS

    During the nine months ended June 30, 1995, Ashland acquired the unsaturated polyester resins, polyester distribution and maleic anhydride businesses of Aristech Chemical Corporation, the Zerex(R) antifreeze product line, the northern West Virginia assets of two natural gas companies, and various other chemical and construction businesses. These acquisitions were generally accounted for as purchases and did not have a significant effect on Ashland's consolidated financial statements.

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

NOTE E - RECENT ACCOUNTING PRONOUNCEMENT

    In March 1995,  the  Financial  Accounting  Standards  Board issued its
    Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." FAS 121 requires that certain long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. FAS 121 requires that most long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. FAS 121 is effective for fiscal years beginning after December 15, 1995 (Ashland's fiscal 1997), with earlier application encouraged. Ashland is currently analyzing the impact that adoption of FAS 121 will have on its financial statements and whether to adopt the Statement prior to the required date.

------------------------------------------------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------------------------------------------------

NOTE F - COMPUTATION OF EARNINGS PER SHARE
     -------------------------------------------------------------------------------------------------------------------
                                                                       Three months ended        Nine months ended
                                                                            June 30                   June 30
                                                                   -----------------------       ----------------------
     (In millions except per share data)                               1995          1994            1995         1994
-----------------------------------------------------------------------------------------------------------------------
     PRIMARY EARNINGS PER SHARE
     Income available to common shares
        Net income                                                 $     48     $     44         $     54     $    136
        Dividends on convertible preferred stock                         (5)          (4)             (14)         (14)
                                                                   ---------    ---------        ---------    ---------
                                                                   $     43     $     40         $     40     $    122
                                                                   =========    =========        =========    =========

     Average common shares and equivalents outstanding
        Average common shares outstanding                                63           61               62           60
        Common shares issuable upon exercise of stock options             -            -                -            1
        Share adjustment for LESOP                                        -            -                -           (1)
                                                                   ---------    ---------        ---------    ---------
                                                                         63           61               62           60
                                                                   =========    =========        =========    =========

     Earnings per share                                            $    .69     $    .65         $    .65     $   2.01
                                                                   =========    =========        =========    =========

-----------------------------------------------------------------------------------------------------------------------

     EARNINGS PER SHARE
        ASSUMING FULL DILUTION
     Income available to common shares
        Net income                                                 $     48     $     44         $     54     $    136
        Dividends on convertible preferred stock                          -            -              (14)           -
        Interest on convertible debentures (net of income taxes)          1            1                -            3
                                                                   ---------    ---------        ---------    ---------
                                                                   $     49     $     45         $     40     $    139
                                                                   =========    =========        =========    =========

        Average common shares and equivalents outstanding
           Average common shares outstanding                             63           61               62           60
           Common shares issuable upon
             Exercise of stock options                                    -            -                -            1
             Conversion of debentures                                     3            3                -            3
             Conversion of preferred stock                                9            9                -            9
           Share adjustment for LESOP                                     -            -                -           (1)
                                                                   ---------    ---------        ---------    ---------
                                                                         75           73               62           72
                                                                   =========    =========        =========    =========

        Earnings per share                                         $    .66     $    .63         $    .65     $   1.93
                                                                   =========    =========        =========    =========




-----------------------------------------------------------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT
-----------------------------------------------------------------------------------------------------------------------------------
                                                                     Three months ended                      Nine months ended
                                                                           June 30                                June 30
                                                                  --------------------------          -----------------------------
(Dollars in millions except as noted)                                   1995            1994                1995             1994
-----------------------------------------------------------------------------------------------------------------------------------
SALES AND OPERATING REVENUES
   Petroleum                                                      $    1,376      $    1,215          $    3,726       $    3,351
   SuperAmerica                                                          468             435               1,314            1,240
   Valvoline                                                             307             261                 813              745
   Chemical                                                              929             757               2,635            2,084
   Construction                                                          313             300                 764              793
   Coal                                                                  148               -                 456                -
   Exploration                                                            57              49                 150              148
   Intersegment sales                                                   (342)           (314)               (943)            (880)
                                                                   ----------     -----------         -----------      -----------
                                                                   $   3,256      $    2,703          $    8,915       $    7,481
                                                                   ==========     ===========         ===========      ===========
OPERATING INCOME
   Petroleum                                                       $      46      $        9          $       (2)      $       83
   SuperAmerica                                                            9              12                  33               43
   Valvoline                                                               2              12                  13               39
                                                                   ----------     -----------         -----------      -----------
     Total Refining and Marketing Group                                   57              33                  44              165
   Chemical                                                               30              33                 130               87
   Construction                                                           26              24                  47               47
   Coal                                                                   18               -                  51                -
   Exploration                                                             -               8                  (1)              29
   General corporate expenses                                            (22)            (26)                (67)             (68)
                                                                   ----------     -----------         -----------      -----------
                                                                   $     109       $      72          $      204       $      260
                                                                   ==========     ===========         ===========      ===========
EQUITY INCOME
   Arch Mineral Corporation                                        $      (1)      $       7          $        3       $        3
   Ashland Coal, Inc.                                                      -               4                   -                2
   Other                                                                   3               3                   8                6
                                                                   ----------     -----------         -----------      -----------
                                                                   $       2       $      14          $       11       $       11
                                                                   ==========     ===========         ===========      ===========
OPERATING INFORMATION
   Petroleum
     Product sales (thousand barrels per day) (F1)                     392.6           355.9               365.9            346.2
     Refining inputs (thousand barrels per day) (F2)                   366.9           334.6               342.2            330.3
     Value of products manufactured per barrel                     $   24.45      $    21.69          $    22.36       $    20.86
     Input cost per barrel                                             19.55           17.90               18.70            16.10
                                                                   ----------     -----------         -----------      -----------
     Refining margin per barrel                                    $    4.90      $     3.79          $     3.66       $     4.76
   SuperAmerica
     Product sales (thousand barrels per day)                           71.6            70.8                70.7             69.6
     Merchandise sales                                             $     142      $      138          $      397       $      379
   Valvoline lubricant sales (thousand barrels per day) (F1)            20.4            19.1                18.5             17.5
   Construction backlog
     At end of period                                              $     626      $      491          $      626       $      491
     Increase (decrease) during period (F3)                        $      27      $      (17)         $       72       $       (4)
   Exploration
     Net daily production
       Natural gas (million cubic feet) (F1)                           113.4            90.8               101.5             95.9
       Nigerian crude oil (thousand barrels)                            18.5            17.1                18.1             18.6
     Sales price
       Natural gas (per thousand cubic feet)                       $    1.99      $     2.39          $     1.93       $     2.48
       Nigerian crude oil (per barrel)                             $   17.61      $    15.12          $    16.48       $    14.60
   Arch Mineral Corporation (F4)
     Tons sold (millions)                                                6.5             7.5                20.6             17.0
     Sales price per ton                                           $   25.73      $    26.80          $    26.36       $    26.36
   Ashland Coal, Inc. (F4)
     Tons sold (millions)                                                5.5             5.1                16.4             13.0
     Sales price per ton                                           $   26.99      $    29.33          $    27.75       $    30.15

[FN]

(1) Includes intersegment sales.
(2) Includes  crude oil and other  purchased  feedstocks.
(3) Amounts have been restated to exclude APAC's Arizona operations which were sold in February 1994.
(4) Ashland's interest is 50% in Arch Mineral and 54% in Ashland Coal (39% prior to February 1995).

------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------------------------------------------------

RESULTS OF OPERATIONS

    Current Quarter - Ashland recorded net income of $48 million for the three months ended June 30, 1995, compared to $44 million for the same period last year. Operating income for the current quarter totaled $109 million, compared to $72 million for last year's June quarter. The increase in earnings was due primarily to a substantial improvement in operating income from Petroleum, resulting from strong refining margins. In addition, an outstanding performance from Construction, another excellent quarter from Chemical and good results from Ashland Coal were major contributors to the quarter's performance. Partially offsetting these positives were declines in operating income from Valvoline, Exploration and SuperAmerica, reduced equity income from Arch Mineral and higher interest expense.

    In February, Ashland completed the purchase of all of the Class B Preferred Stock of Ashland Coal, Inc. from Saarbergwerke AG. Ashland now owns approximately 54% of the voting stock of Ashland Coal, and consequently, the results of Ashland Coal have been consolidated retroactive to the beginning of this fiscal year. Since the prior year was accounted for on the equity method, comparisons between years are affected.

    Year-to-Date - Net income for the nine months ended June 30, 1995, amounted to $54 million, compared to $136 million for the nine months ended June 30, 1994. The decline in earnings is primarily the result of reduced refining margins for Petroleum, but also reflects declines in operating income from Exploration, Valvoline and SuperAmerica, as well as higher interest expense. Partially offsetting these negatives were record earnings from Chemical, an outstanding performance from Construction and much improved results from Ashland Coal.

    PETROLEUM

    Current Quarter - Operating income for Ashland Petroleum was $46 million for the quarter ended June 30, 1995, compared to $9 million for the same period last year. An increase in the refining margin (the difference between the value of products manufactured and input cost) was the primary reason for the increase in earnings. The refining margin was $4.90 per barrel for the third quarter of fiscal 1995 compared to $3.79 in last year's third quarter. This margin increase was due to improvement in the Midwest markets as compared to the Gulf Coast and to higher U.S. gasoline demand which was up 3.5 percent over last year through June 30. Throughput volumes were up for the third quarter due to the negative impact in the third quarter last year of a major maintenance turnaround at the St. Paul Park, Minnesota refinery and the refineries are now operating more efficiently following maintenance turnarounds at all three facilities during the last 18 months. Pipeline profits were up due to tariff increases and higher volumes related to the increased refinery inputs.

    Year-to-Date  - For the  nine  months  ended  June  30,  1995,  Ashland
    Petroleum recorded an operating loss of $2 million compared to operating income of $83 million for the same period last year. A decrease in the refining margin to $3.66 per barrel this year compared to $4.76 last year accounted for more than the decrease in earnings. This decrease was mitigated somewhat by the impact of increased refining inputs. Results for Scurlock Permian were higher due to improved margins and lower operating costs while the pipelines benefited from higher tariffs. Looking to the fourth quarter, although Gulf Coast margins have declined from their late May high, Ashland's Midwest refinery advantage has partially offset the Gulf Coast drop. In addition, U.S. gasoline demand has reached historic highs in this driving season, exceeding 8 million barrels per day in July. However, results for the fourth quarter will be adversely affected by a charge related to the previously announced restructuring of Ashland Petroleum. This restructuring was initially expected to eliminate approximately 250 jobs at an estimated cost of about $25 million. Final costs have not yet been determined, but over 300 employees accepted the related voluntary retirement package and additional

------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------------------------------------------------

    PETROLEUM (CONTINUED)

    jobs will be eliminated. The restructuring creates three cross-functional business units anchored by the three refineries and organized along geographic lines that will increase the speed and flexibility to respond to changes in the various markets that Ashland serves.

    SUPERAMERICA

    Current Quarter - Operating income for the third quarter of fiscal 1995 totaled $9 million, compared to $12 million for the third quarter of fiscal 1994. The decrease in earnings was the result of increased operating expenses and a slight decline in merchandise margins, which more than offset the positive contributions from increased retail gasoline margins and higher sales volumes for both gasoline and merchandise. An increase in the average number of stores in operation this year contributed to higher gasoline and merchandise volumes and the increased costs.

    Year-to-Date - For the nine months ended June 30, 1995, SuperAmerica's operating income of $33 million declined $10 million from the same period last year. The decrease in earnings generally reflected the same factors described in the quarterly comparison. Although retail gasoline margins were virtually flat with last year on a year-to-date average basis, they strengthened considerably in May and June and remain favorable, reflecting the growth in gasoline demand. During the nine months ended June 30, 1995, 17 new stores were opened and current plans anticipate opening 15 more new stores by September 30. At June 30, 1995, 600 stores were operating, compared to 593 stores at June 30, 1994.

    VALVOLINE

    Current Quarter - For the three months ended June 30, 1995, operating income for Valvoline totaled $2 million, compared to $12 million for the same period last year. Improved volumes and margins for branded motor oil and good results from Valvoline Instant Oil Change were more than offset by declines from automotive chemicals and international operations. Continued narrowing in R-12 refrigerant gross margins, resulting from a glut of product in the marketplace and continuing confusion surrounding the illegal importation of the product, along with shrinking antifreeze margins in the face of higher ethylene glycol prices, led to the decline in automotive chemicals. International operations are also experiencing margin pressures along with increased expenses associated with international expansion.

    Year-to-Date - For the nine months ended June 30, 1995, Valvoline reported operating income of $13 million, compared to $39 million for the same period last year. Results for Valvoline's branded motor oil business were off approximately one-third from last year. A price increase in February boosted margins beginning in April and brought year-to-date margins for branded and packaged goods slightly ahead of last year. However, the private label business remains intensely competitive and margins in that business are roughly one-third of the level realized in 1994. In addition, there has been a shift in volumes from higher-margin packaged goods sales to lower-margin bulk sales. Results for automotive chemicals are off significantly due principally to depressed margins on chemical goods and continued disruption within the R-12 refrigerant market. Late in the June quarter, warm summer weather and improving market conditions led to increased sales of antifreeze and R-12 refrigerant and recent price increases should improve antifreeze margins. A decline in international results reflected the same factors described in the quarterly comparison.

------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------------------------------------------------

    CHEMICAL

    Current Quarter - For the third quarter of fiscal 1995, operating income of $30 million from Ashland Chemical remained strong, although down somewhat from last year's record June quarter of $33 million. Results from the distribution and petrochemical businesses increased, nearly offsetting declines in most specialty lines, which experienced margin pressure due to increased raw material costs. The increase in distribution reflected improved sales, while petrochemical results were ahead of last year on the strength of improved cumene margins.

    Year-to-Date - For the nine months ended June 30, 1995, operating income totaled $130 million, compared to $87 million for the same period last year. This 49% improvement comes from the distribution and petrochemical businesses, both of which are well ahead of last year. Sales are up 26% on slightly higher volumes and significant price increases in several major products. Specialty chemicals are off 11% reflecting reduced margins for marine chemicals that have been compressed by higher raw material costs. During the June quarter,
    Ashland Chemical completed three acquisitions, including certain portions of Aristech Chemical, Vecom International B.V. and Mirea, SpA. These acquisitions should strengthen existing distribution, specialty chemical and petrochemical businesses.

    CONSTRUCTION

    Current Quarter - For the third quarter of fiscal 1995, Construction reported record June quarter operating income of $26 million, compared to $24 million for the same period last year. These results were realized despite unfavorable weather in some markets and resulted from good margins and reduced administrative costs.

    Year-to-Date - For the nine months ended June 30, operating income totaled $47 million for both 1995 and 1994. Results for 1994 included $10 million in earnings from the Arizona operations that were sold in the second and third quarters last year. Operating income from continuing operations improved $10 million, or 28% this year, reflecting favorable operating conditions and better margins. Hot mix asphalt production was up 7% compared to 1994. Construction backlog at June 30, 1995, was $626 million, a 27% increase from last year, reflecting significant increases in both the private and public sectors.

    COAL

    Current Quarter - As a result of Ashland's acquisition of an additional 15% interest, Ashland Coal has been consolidated retroactive to the beginning of this fiscal year. Ashland Coal's operating income totaled $18 million for the quarter ended June 30, 1995, and these results would be virtually even with last year if results for 1994 had been restated on a comparable basis. Average sales price per ton declined $2.34 reflecting sales contract changes, deferral of certain contract shipments and lower prices under short-term agreements. Cost of sales per ton declined $1.94 to an average of $22.52 per ton, a record low for Ashland Coal, reflecting recent cost reduction initiatives. The impact of the $.40 per ton reduction in gross profit was offset by a 7% increase in sales tonnage compared to last year's June quarter.

    Year-to-Date - For the nine months ended June 30, 1995, operating income amounted to $51 million, significantly above the same period last year if results for 1994 had been restated on a comparable basis. The increase in operating income reflected a return to more normal operations, following the negative effects of the United Mine Workers strike and the severe winter weather of January and February 1994 on last year's results.

------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------------------------------------------------

    EXPLORATION

    Current Quarter - Ashland Exploration reported essentially break-even results for the third quarter of fiscal 1995, compared to operating income of $8 million for the same period last year. Continued industry-wide weakness in natural gas prices and higher exploration expenses were the principal factors contributing to a $4 million decline in domestic operating income. Natural gas production reached record levels during the quarter, averaging more than 113 million cubic feet per day. Earnings from foreign operations declined $4 million primarily reflecting reduced profitability from the producing properties in Nigeria.

    Year-to-Date - For the first nine months of fiscal 1995, Ashland Exploration recorded an operating loss of $1 million, compared to income of $29 million for the same period last year. Industry-wide deterioration in natural gas prices was the primary cause of the $17 million decline in domestic operating income. Earnings from foreign operations declined $13 million reflecting higher exploration costs and reduced profitability from the producing properties in Nigeria.

    In a development affecting Ashland Exploration, Columbia Gas Transmission and Columbia Gas Systems have filed reorganization plans with the U. S. Bankruptcy Court in Delaware. The plans included a settlement agreement entered into by Ashland Exploration and the two Columbia companies, resolving claims between the parties. The Court has approved the fairness of the settlement agreement and the disclosure statements allowing both reorganization plans to be voted on by creditors. Subject to the outcome of the voting process and final approval by the Bankruptcy Court and other approvals and contingencies, the negotiated agreement would provide for a $78.5 million payment to Ashland Exploration, of which 5 percent would be withheld to potentially satisfy the claims of non-settling producers.

    GENERAL CORPORATE EXPENSES

    General corporate expenses are down $4 million in the quarter and $1 million for the nine months when compared to last year's corresponding periods. Reflected in both the quarter and year-to-date comparisons were reduced incentive compensation accruals for the current year, while the prior year's second quarter included a gain resulting from the refinancing of certain subsidiary notes, partially offset by an increase in litigation reserves.

    OTHER INCOME (EXPENSE)

    Interest expense was up $18 million for the quarter and $39 million for the nine months compared to last year's periods, reflecting increases in both short-term and long-term debt outstanding, the additional obligations resulting from the consolidation of Ashland Coal and higher interest rates on floating-rate debt.

    Equity income from Arch Mineral decreased $8 million for the quarter, but was even for the nine months when compared to the same periods last year. The decrease in earnings for the quarter was due primarily to lower production volume. Spot market demand for high sulfur Illinois coal was insufficient to replace contracted sales which expired in July 1994. Arch has moved to lower its production capacity in Illinois by announcing the idling of the Kathleen deep mine in July 1995. Higher operating costs per ton resulted from poor equipment performance and higher maintenance expenses at certain West Virginia surface mines. Earnings for the year-to-date period are even despite the difficulties encountered in the second and third quarters this year, as last year's results reflected the negative effects of the UMW strike. Higher sales and production tonnage this year reflect the acquisition of the AgipCoal properties on January 31, 1994.

------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------------------------------------------------

FINANCIAL POSITION

    LIQUIDITY

    Ashland's financial position has enabled it to continue investment grade ratings on its indebtedness and obtain capital for its financing needs. Ashland's senior debt ratings are Baa1 from Moody's and BBB from Standard & Poor's. Ashland has revolving credit agreements providing for up to $370 million in borrowings, none of which were in use at June 30, 1995. Additionally, Ashland Coal has revolving credit agreements providing for up to $500 million in borrowings, of which $55 million was in use at June 30, 1995. During the quarter, Ashland filed amendments to its shelf registration statement with the Securities and Exchange Commission to allow for offerings from time to time of up to $200 million in medium-term notes and $100 million in shares of Ashland Common Stock, with the net proceeds of the offerings to be used for general corporate purposes. As of June 30, 1995, $20 million of the medium-term notes and $35 million of the common stock had been issued. Ashland also has access to various uncommitted lines of credit and commercial paper markets, under which short-term notes and commercial paper of $257 million were outstanding at June 30, 1995. Although certain debt agreements contain covenants restricting the amount by which Ashland can increase its indebtedness, Ashland's indebtedness could have been increased by up to $1.0 billion at June 30, 1995.

    Cash and cash equivalents at June 30, 1995, were $38 million, compared to $40 million at September 30, 1994. Cash flows from operations, a major source of Ashland's liquidity, amounted to $205 million for the nine months ended June 30, 1995, compared to $299 million for the nine months ended June 30, 1994. This decrease was attributed primarily to lower earnings this year and an increase in working capital requirements.

    Working capital at June 30, 1995, was $522 million, compared to $483 million at September 30, 1994, and $477 million at June 30, 1994. Liquid assets (cash, cash equivalents and accounts receivable) as a percent of current liabilities amounted to 73% at June 30, 1995, compared to 81% at September 30, 1994, and 77% at June 30, 1994. Ashland's working capital is significantly affected by its use of the LIFO method of inventory valuation, which valued such inventories at $434 million below their replacement costs at June 30, 1995.

    CAPITAL RESOURCES

    For the nine months ended June 30, 1995, property additions amounted to $297 million, compared to $247 million for the same period last year, reflecting higher spending levels by the energy and chemical businesses, including $34 million resulting from the consolidation of Ashland Coal in 1995. Property additions (including exploration costs and geophysical expenses) and cash dividends for the remainder of 1995 are estimated at $196 million and $23 million, respectively. Ashland anticipates meeting its 1995 capital requirements for property additions and dividends primarily from internally generated funds. However, external financing may be necessary in providing funds for the remaining contractual maturities of $40 million for long-term debt or for acquisitions.

    Ashland's capitalization at June 30, 1995, consists of debt due within one year (10%), long-term debt (43%), deferred income taxes (3%), minority interest (4%), convertible preferred stock (7%), and common stockholders' equity (33%). Total debt as a percent of total capitalization was 53% at June 30, 1995, compared to 48% at September 30, 1994, reflecting this year's acquisitions and the consolidation of Ashland Coal. At June 30, 1995, long-term debt included $73 million of floating-rate debt, and the interest rates on an additional $300 million of fixed-rate debt were converted to floating rates through interest rate swaps. As a result, interest costs will fluctuate with short-term interest rates in 1995 on 19% of Ashland's long-term debt.

------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------------------------------------------------


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

                            PART II - OTHER INFORMATION
------------------------------------------------------------------------------

ITEM 1.       LEGAL PROCEEDINGS

         Environmental Proceedings - (1) As of June 30, 1995, Ashland was subject to 82 notices received from the USEPA either identifying Ashland as a "potentially responsible party" ("PRP") under CERCLA and the Superfund Amendment and Reauthorization Act ("SARA") for potential joint and several liability for cleanup costs in connection with alleged releases of hazardous substances from various waste treatment or disposal sites or requesting information from Ashland relative to the possible involvement at such sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the USEPA in accordance with procedures established under CERCLA and SARA regulations, in which Ashland may be participating as a member of various PRP groups. Generally, the type of relief sought by the
         USEPA includes remediation of contaminated soil and/or groundwater, reimbursement for the costs of site cleanup or oversight expended by the USEPA, and/or long-term monitoring of environmental conditions at the sites. Ashland also receives notices from state environmental agencies pursuant to similar state legislation. Ashland carefully monitors the investigatory and remedial activity at many of these sites. Based on its experience with site remediation, its familiarity with current environmental laws and regulations, its analysis of the specific hazardous substances at issue, the existence of other financially viable PRPs and its current estimates of investigatory, clean-up and monitoring costs at each site, Ashland believes that its liability at these sites, either individually or in the aggregate, after taking into account established reserves, will not have a material adverse effect on Ashland's consolidated financial position, cash flow or liquidity but could have a material adverse effect on results of operations in a particular quarter or fiscal year. Estimated costs for these matters are recognized in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.

         (2) Ashland received a Notice of Potential Liability from the Commonwealth of Pennsylvania regarding a crude oil spill incident in the Delaware River in July 1994 involving the M/V Kentucky, which Ashland owns and charters under a long-term bareboat charter to third parties. After having discussions with the Commonwealth of Pennsylvania on this matter, a settlement has been reached. As part of the settlement, Ashland has agreed to pay a civil penalty of $11,200.

         (3) In connection with a demand for penalties, Ashland has received draft Stipulation Agreements from the Minnesota Pollution Control Agency relating to various alleged environmental regulatory violations with regards to hazardous waste and water quality and spill matters at Ashland's St. Paul Park refinery. Ashland is having discussions with the Minnesota Pollution Control Agency on this matter.

         (4) Ashland recently negotiated an Agreed Order with the Kentucky Natural Resources and Environmental Protection Cabinet settling various alleged violations of Kentucky air quality regulations occurring at Ashland's Catlettsburg refinery during the period from December 1992 to June 1995. The settlement involves expenditures by Ashland to implement a number of voluntary supplemental environmental and pollution prevention projects. In addition, Ashland agreed to pay the Commonwealth of Kentucky a civil penalty of $100,000.

         (5) On or about April 21, 1995, Ashland received an Administrative Complaint and a Notice of Proposed Assessment of Administrative Civil Penalty from the United States Environmental Protection Agency Region IV. The Complaint alleges that Ashland missed its April 1, 1994 interim construction deadline and maintained insufficient records regarding construction of a waste sewer system at its Catlettsburg, Kentucky refinery. The EPA is seeking an administrative civil penalty of $162,500 for these alleged violations. Ashland filed an Answer and has requested an administrative hearing on the merits of the complaint.


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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


                                                 Ashland Inc.
                                        ----------------------------------
                                                 (Registrant)




Date:  August 9, 1995                   /s/ Kenneth L. Aulen
                                        ----------------------------------
                                        Kenneth L. Aulen
                                        Administrative Vice President and
                                        Controller (Chief Accounting Officer)



Date:  August 9, 1995                   /s/ Thomas L. Feazell
                                        ---------------------------------
                                        Thomas L. Feazell
                                        Senior Vice President,
                                        General Counsel and Secretary