Form 10-K405
period 1995-09-30
ASHLAND INC
filed 1995-11-29
CIK 7694

==============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995

                           Commission file number 1-2918

                                    ASHLAND INC.
                             (a Kentucky corporation)

                                I.R.S. No. 61-0122250
                                  1000 Ashland Drive
                               Russell, Kentucky 41169

                          Telephone Number: (606) 329-3333

                    Securities Registered Pursuant to Section 12(b):

                                                      Name of each exchange
     Title of each class                               on which registered
     -------------------                              ------------------------
Common Stock, par value $1.00 per share              New York Stock Exchange
                                                      and Chicago Stock Exchange
Rights to Purchase Cumulative Preferred Stock,       New York Stock Exchange
  Series of 1987                                      and Chicago Stock Exchange
$3.125 Cumulative Convertible Preferred Stock        New York Stock Exchange
6 3/4% Convertible Subordinated Debentures,          New York Stock Exchange
  due 2014

                 Securities Registered Pursuant to Section 12(g): None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No ___

     Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

     At October 31, 1995, based on the New York Stock Exchange closing price, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $1,618,029,653. In determining this amount, Ashland Inc. has assumed that directors, certain of its executive officers, and persons known to it to be the beneficial owners of more than five percent of its common stock are affiliates. Such assumption shall not be deemed conclusive for any other purpose.

     At October 31, 1995, there were 63,741,478 shares of Registrant's common stock outstanding.

                         Documents Incorporated by Reference

     Portions of Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1995 are incorporated by reference into Parts I and II.

     Portions of Registrant's definitive Proxy Statement for its January 25, 1996 Annual Meeting of Shareholders are incorporated by reference into
Part III.

===============================================================================

                             TABLE OF CONTENTS
                                                                           Page

PART I
   Item 1.    Business ....................................................  1
                       Corporate Developments..............................  1
                       Petroleum...........................................  2
                       SuperAmerica........................................  4
                       Valvoline...........................................  5
                       Chemical............................................  6
                       APAC................................................  7
                       Coal................................................  8
                       Exploration......................................... 10
                       Other Business...................................... 13
                       Miscellaneous....................................... 13
    Item 2.   Properties................................................... 16
    Item 3.   Legal Proceedings............................................ 16
    Item 4.   Submission of Matters to a
                Vote of Security Holders................................... 16
    Item X.   Executive Officers of Ashland................................ 17

PART II
    Item 5.   Market for Registrant's Common Stock and Related
                Security Holder Matters.................................... 18
    Item 6.   Selected Financial Data...................................... 18
    Item 7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................ 18
    Item 8.   Financial Statements and Supplementary Data.................. 18
    Item 9.   Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure..................... 18

PART III
    Item 10.  Directors and Executive Officers of the Registrant........... 18
    Item 11.  Executive Compensation....................................... 18
    Item 12.  Security Ownership of Certain Beneficial
                Owners and Management...................................... 19
    Item 13.  Certain Relationships and Related Transactions............... 19

PART IV
    Item 14.  Exhibits, Financial Statement Schedules and Reports
                on Form 8-K................................................ 19

                                PART I

ITEM 1. BUSINESS
     Ashland Inc. is a Kentucky corporation, organized on October 22, 1936, with its principal executive offices located at 1000 Ashland Drive, Russell, Kentucky 41169 (Mailing Address: P.O. Box 391, Ashland, Kentucky 41114) (Telephone: (606) 329-3333). The terms "Ashland" and the "Company" as used herein include Ashland Inc. and its consolidated subsidiaries, except where the context indicates otherwise.
     Ashland's   businesses  are  grouped  into  seven  industry  segments:
Petroleum, SuperAmerica, Valvoline, Chemical, APAC, Coal and Exploration. Financial information about these segments for the five fiscal years ended September 30, 1995 is set forth on Pages 58 and 59 of Ashland's Annual Report to Shareholders for the fiscal year ended September 30, 1995 ("Annual Report").
     Ashland Petroleum is one of the nation's largest independent petroleum refiners and a leading supplier of petroleum products to the transportation and commercial fleet industries, other industrial customers and independent marketers, and to SuperAmerica for retail distribution. In addition, Ashland Petroleum gathers and transports crude oil and petroleum products and distributes petroleum products under the Ashland(R) brand name. SuperAmerica operates combination gasoline and merchandise stores under the SuperAmerica(R) and Rich(R) brand names. Valvoline is a marketer of branded, packaged motor oil and automotive chemicals, antifreeze, filters, rust preventives and coolants. In addition, Valvoline is engaged in the "fast oil change" business through outlets operating under the Valvoline Instant Oil Change(R) and Valvoline Rapid Oil Change(R) names.
     Ashland Chemical distributes industrial chemicals, solvents, thermoplastics and resins, and fiberglass materials, and manufactures a wide variety of specialty chemicals and certain petrochemicals. APAC performs contract construction work including highway paving and repair, excavation and grading, and bridge and sewer construction, and produces asphaltic and ready-mix concrete, crushed stone and other aggregate, concrete block and certain specialized construction materials in the southern United States.
     Ashland's coal operations are conducted by 54% owned, publicly traded Ashland Coal, Inc. ("Ashland Coal"), a producer of low-sulfur, bituminous coal in central Appalachia for sale to domestic and foreign electric utility and industrial customers. Ashland also holds a 50% interest in Arch Mineral Corporation ("Arch"), a producer of low sulfur coal and steam and metallurgical coal in Illinois, Kentucky, West Virginia and Wyoming. Ashland Exploration explores for, develops, produces and sells crude oil and natural gas principally in the eastern and Gulf Coast areas of the United States, explores for and produces crude oil in Nigeria for export and explores for oil and gas in other international areas.
     At September 30, 1995, Ashland and its consolidated subsidiaries had approximately 32,800 employees (excluding contract employees).

                           CORPORATE DEVELOPMENTS
     During fiscal 1995, Ashland filed a universal shelf registration statement with the Securities and Exchange Commission to allow for offerings from time to time of up to $600 million in debt and/or equity securities. Ashland has filed amendments to this shelf registration statement to allow for offerings from time to time of up to $200 million in medium-term notes and $100 million in shares of Ashland Common Stock. As of September 30, 1995, $46 million of the medium-term notes and $51.3 million of Ashland Common Stock (1,428,600 shares) had been issued.
     Columbia Gas Transmission and Columbia Gas Systems (collectively "Columbia"), as part of their reorganization plans filed with the U.S. Bankruptcy Court in Delaware, included a proposed settlement agreement with certain gas producers, including Ashland, which resolved claims between Ashland and Columbia. The settlement agreement provided that Columbia would pay Ashland $78.5 million, of which 5% would be withheld to potentially satisfy claims of other non-settling gas producers. Ashland received its payment of $74,575,000 in November, 1995.
     Effective September 30, 1995, Ashland adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." As a result, Ashland recorded an after tax charge of $54 million to write down certain assets to their fair value. In addition, after tax charges of $25 million related to early retirement and restructuring programs were incurred, reflecting efforts by Ashland Petroleum and other divisions to reduce their costs and improve their competitive positions.

                                    PETROLEUM

     Ashland Petroleum, a division of Ashland, has responsibility for obtaining Ashland's crude oil requirements, operating Ashland's refineries and marketing the refined petroleum products, and transporting and storing crude oil and refined products.
CRUDE OIL SUPPLY
     The crude oil processed in Ashland Petroleum's refineries is obtained from negotiated lease, contract and spot purchases or exchanges. During fiscal 1995, Ashland Petroleum's negotiated lease, contract and spot purchases of United States crude oil for refinery input averaged 110,185 barrels per day (1 barrel = 42 United States gallons), including 94,476 barrels per day which were acquired through Ashland's Scurlock Permian subsidiary. Purchases from Canada averaged 87,327 barrels per day during fiscal 1995, including 68,303 barrels per day acquired through Scurlock Permian's Canadian subsidiary. The balance of Ashland Petroleum's crude oil requirements during fiscal 1995 were met largely through purchases from various foreign national oil companies and producing companies. Purchases of foreign crude oil (including Canada) represented 68% of Ashland
Petroleum's crude oil requirements during fiscal 1995 compared to 65% during fiscal 1994.
     Ashland Petroleum's crude oil requirements in fiscal 1996 are expected to be met through contract and spot purchases from United States independent producers and from various foreign national oil companies and traders as worldwide availability and prices dictate. Ashland's share of Nigerian production will either be sold, traded or used to help satisfy part of Ashland Petroleum's fiscal 1996 crude oil requirements, depending upon world crude oil prices and other economic factors. For further information concerning Nigerian production, see "Exploration-International Operations."
     In addition to providing crude oil for Ashland Petroleum's refineries, Scurlock Permian is actively engaged in purchasing, selling and trading crude oil, principally at Midland, Texas; Cushing, Oklahoma; and St. James, Louisiana, three of the major distribution points for United States crude oil.
REFINING AND MARKETING
     Ashland Petroleum owns and operates three refineries located in its key markets with an aggregate refining capacity of 354,200 barrels of crude oil per day. The Catlettsburg, Kentucky refinery has a refining capacity of 219,300 barrels per day and the St. Paul Park, Minnesota and Canton, Ohio refineries have refining capacities of 69,000 barrels and 65,900 barrels per day, respectively. Ashland Petroleum's refineries are complex and include crude oil atmospheric and vacuum distillation, fluid catalytic cracking, catalytic reforming, desulfurization and sulfur recovery units. Each has the capability to process a wide variety of crude oils and to produce normal refinery products, including reformulated gasoline. In addition, the Catlettsburg refinery is equipped to manufacture lubricating oils and a wide range of petrochemicals.
     Ashland Petroleum's principal marketing area for gasoline and fuel oils includes the Ohio River Valley, the upper Midwest, the upper Great Plains and the southeastern United States. In addition to gasoline and fuel oils, Ashland also manufactures and markets liquified petroleum gas, asphalt and asphaltic products, pitch, base lube stocks, kerosene, petrochemicals, jet fuels, and residual fuels.
     Ashland Petroleum's production of gasoline, kerosene, and light fuel oils is sold in 21 states through wholesale channels of distribution (including company owned and exchange terminals and Ashland Branded bulk plants) and at retail through Ashland's retail outlets and Ashland(R) brand locations. Gasoline is sold at wholesale primarily to independent marketers, jobbers, and chain retailers who resell through several thousand retail outlets primarily under their own names, and also under the Ashland(R) brand name. Gasoline, kerosene, distillates, and aviation products are also sold to utilities, railroads, river towing companies, commercial fleet operators, aviation and airline companies, governmental agencies and other end users.
     Ashland Petroleum also markets petroleum products under the Ashland(R) brand name through a network of 83 (72 owned and 11 leased) bulk plants located in 5 states. These plants maintain inventories of gasoline, distillate, kerosene, motor oils, greases and other related products. Ashland supplies 71 (60 owned and 11 leased) Ashland(R) brand lessee-dealers and 336 reseller outlets. In 1994, Ashland Petroleum announced a new program to modernize and upgrade Ashland Branded retail marketing. This program focuses on expanding the Ashland(R) brand through an independent jobber network. Several jobbers have committed to the new program, and Ashland Petroleum has sold or transferred company owned or leased bulk plants and stations to some of these jobbers. Retail outlets will be reimaged, including the use of the new Ashland(R) brand logo to improve customer recognition and use of Ashland(R) brand locations. Ashland Petroleum currently plans to continue expanding the Ashland(R) brand through jobbers, and company owned or leased bulk plants will be sold to jobbers in the process. It also plans to have approximately 225 units reimaged by calendar year-end 1995.

     Sales of gasoline (excluding excise taxes) represented approximately 17%, 18% and 20% of Ashland's consolidated sales and operating revenues (excluding excise taxes) in fiscal years 1995, 1994 and 1993, respectively. Sales of crude oil represented approximately 7%, 8% and 10% of Ashland's consolidated sales and operating revenues (excluding excise taxes) in fiscal years 1995, 1994 and 1993, respectively.
     Ashland Petroleum also produces and markets asphalt cements, polymerized asphalt, asphalt emulsions, and industrial asphalts in the United States. Ashland Petroleum markets asphalt products in 21 states. Additionally, Ashland Petroleum manufactures petroleum pitch, primarily used in the graphite electrode, clay target and refractory industries.
     Ashland Petroleum produces residual fuels at its three refineries and markets and sells these products in nine states, primarily to industrial customers as boiler fuel.
     The table below shows Ashland's refining operations for the last three fiscal years:

                                                                             Years Ended September 30
                                                                       ------------------------------------
                                                                        1995           1994           1993
                                                                       -----          -----          -----
     Refinery Input (In thousands of barrels per day)                  353.8          341.8          339.7
     ------------------------------------------------
     Refinery Production (In thousands of barrels per day)
     -----------------------------------------------------
     Gasoline                                                          176.8          168.0          166.8
     Distillates and Kerosene                                           92.5           90.6           88.6
     Asphalt                                                            31.5           29.3           27.4
     Jet and Turbine Fuel                                               11.1           10.9           12.2
     Heavy Fuel Oils                                                     6.7            7.7            9.0
     Lubricants                                                          7.7            7.6            7.6
     Other                                                              16.8           16.8           17.0

     The table below shows the average daily consolidated sales of petroleum products and crude oil by Ashland Petroleum, SuperAmerica, Valvoline and Exploration (excluding intercompany sales) for the last three fiscal years:

                                                                             Years Ended September 30
                                                                       ------------------------------------
                                                                        1995           1994           1993
                                                                       -----          -----          -----
     Consolidated Product Sales (In thousands of barrels per day)
     ------------------------------------------------------------
     Gasoline                                                          193.7          181.9          182.1
     Crude Oil                                                         131.8          142.1          150.3
     Distillates and Kerosene                                          102.8           97.0           93.0
     Asphalt                                                            36.8           34.3           31.4
     Jet and Turbine Fuel                                                9.6           10.9           11.2
     Heavy Fuel Oils                                                     7.1            8.4            9.7
     Lubricants                                                         15.0           14.7           15.6
     Other                                                              28.3           23.3           21.3

TRANSPORTATION AND STORAGE
     Ashland owns, leases, or has an ownership interest in 5,790 miles of pipeline in 13 states. This network transports crude oil and refined products to and from terminals, refineries and other pipelines. This includes 2,287 miles of crude oil gathering lines, 2,987 miles of crude oil trunk lines, 475 miles of refined product lines and 41 miles of natural gas liquid lines.
     Ashland has an 18.6% ownership interest in LOOP INC. ("LOOP"), the only U.S. deep water port facility capable of receiving crude oil from very large crude carriers and which has a capacity to off-load 1,000,000 to 1,200,000 barrels per day. Ashland also has a 21.4% ownership interest in LOCAP INC. ("LOCAP") which has a capacity of 1,200,000 barrels per day and a 21.6% undivided ownership interest in the Capline Pipeline System which has a nominal capacity of 1,175,000 barrels per day. LOCAP owns a pipeline connecting LOOP and the Capline System that originates at St. James,
Louisiana. These port and pipeline systems provide Ashland Petroleum with access to common carrier transportation from the Louisiana Gulf Coast to Patoka, Illinois. At Patoka, the Capline System connects with other common carrier pipelines owned or leased by Ashland which provide transportation to Ashland Petroleum's refineries in Kentucky and Ohio. For summarized financial statements and information with respect to advances and transportation payments made by Ashland to LOOP and LOCAP, see Notes D and G of Notes to Consolidated Financial Statements in Ashland's Annual Report.
     In addition, Ashland owns a 33% stock interest in the Minnesota Pipe Line Company, which owns a crude oil pipeline in Minnesota. Minnesota Pipe Line Company provides Ashland Petroleum with access to 270,000 barrels per day of crude oil common carrier transportation from Clearbrook, Minnesota to Cottage Grove, Minnesota, which is in the vicinity of Ashland Petroleum's St. Paul Park, Minnesota refinery.
     Ashland Petroleum's river transportation operations include 8 towboats (6 owned, 2 leased) and 165 barges that transport crude oil and refined products on the Ohio, Mississippi and Illinois rivers, their tributaries, and the Intracoastal Waterway. In 1995, Ashland entered into an agreement with Jeffboat, a division of American Commercial Marine Service Company, to construct 42 new double-skin inland river tank barges. These barges will replace current single-skin barges owned and operated by Ashland in order to comply with requirements of the Oil Pollution Act of 1990. See also "Miscellaneous-Governmental Regulation and Action-Environmental Protection."
     Ashland Petroleum leases on a long-term basis two 80,000 ton deadweight tankers which are normally used for third party delivery of foreign crude oil to the United States. Additional requirements are met by chartering tankers for individual voyages.
     Ashland Petroleum leases rail cars in various sizes and capacities for movement of petroleum products and chemicals. Ashland Petroleum also owns a large number of tractor-trailers, additional trailers, and a large fleet of tank trucks and general service trucks.
     Ashland Petroleum owns or has an interest in 35 terminal facilities from which it sells a wide range of petroleum products. These facilities are supplied by a combination of river barge, pipeline, truck and rail. Ashland Petroleum also owns or operates a number of other terminals that are used in connection with the transportation of petroleum products or crude oil.
OTHER MATTERS
     For information on federal, state and local statutes and regulations relating to releases into the environment or protection of the environment, see "Miscellaneous-Governmental Regulation and Action-Environmental Protection." For information relating to certain environmental litigation, see "Legal Proceedings-Environmental Proceedings."
     There are traditional seasonal variations in Ashland Petroleum's sales and operating results. The seasonality that Ashland Petroleum experiences is due primarily to increased demand for gasoline during the summer driving season, higher demand for distillate during the winter heating season, and increased demand for asphalt from the road paving industry during the last six months of Ashland's fiscal year. The refining industry experiences a similar seasonality. For Ashland's fiscal years 1993 to 1995, refining margins for Ashland Petroleum have averaged $3.79 per barrel for the six-month periods ended March 31 and $4.53 per barrel for the six-month periods ended September 30.


                                SUPERAMERICA

     SuperAmerica Group, a division of Ashland, conducts retail petroleum marketing operations under the SuperAmerica(R) and Rich(R) names. See also "Petroleum-Refining and Marketing."
     SuperAmerica(R) Stores - SuperAmerica operates 609 (507 owned and 102 leased) combination gasoline and merchandise stores in 11 states in the Ohio Valley and Upper Midwest under the SuperAmerica(R) name. These stores are designed for high volume sales. SuperAmerica stores offer consumers gasoline, diesel fuel at selected locations and a broad mix of other goods and services such as fresh-baked goods, automated teller machines, video rentals, automotive accessories and a line of private-label items. SuperAmerica is also adding to its one-stop shopping concept by partnering with fast food chains including Taco Bell, Subway, TCBY, Arby's and Blimpies. During fiscal 1995, 40% of the revenues of the SuperAmerica stores were derived from the sale of merchandise and 60% of such revenues were derived from the sale of gasoline and diesel fuel.
     SuperAmerica operates warehouse distribution centers in Bloomington, Minnesota, and Ashland, Kentucky, that distribute certain merchandise to stores. SuperAmerica also operates a commissary in Russell, Kentucky, that produces fresh sandwiches, salads and other food products for distribution to stores in the Ohio Valley. A wholly-owned subsidiary of Ashland also operates a large bakery and commissary in St. Paul Park, Minnesota, under the name SuperMom's(R) Inc.

     In addition to the 609 SuperAmerica stores, SuperAmerica has 28 jobber/franchisees who operate 40 stores in 3 states in the upper Midwest.
     Rich(R) Oil - SuperAmerica also operates 95 (76 owned and 19 leased) retail gasoline outlets in Kentucky, Ohio and West Virginia under the Rich(R) Oil name. These outlets generate lower gasoline volumes than the average SuperAmerica store, primarily because the outlets are generally smaller and located in less-densely-populated areas.




                                      VALVOLINE

     The Valvoline Company, a division of Ashland, is a marketer of automotive and industrial oils, automotive chemicals, and automotive and environmental services, with sales in more than 140 countries. The Valvoline(R) trademark was federally registered in 1873 and is the oldest trademark for a lubricating oil in the United States. See also "Petroleum-Refining and Marketing." Valvoline has diversified its operations in recent years and is comprised of the following business units:
     Valvoline U.S.A. - In 1995, Valvoline combined its Branded Sales and Car Care Products Groups to form Valvoline U.S.A. Prior to the change, Branded Sales was Valvoline's largest business unit, marketing Valvoline(R) brand lubricants to the U.S. consumer and commercial fleet markets. The Car Care Products Group was responsible for marketing the company's growing portfolio of automotive chemical products including Zerex(R) antifreeze, Pyroil(R) automotive refrigerants, and Pyroil(R) and private label automotive chemicals. The two groups were combined to improve sales, marketing, and production efficiencies as well as to better serve the company's network of U.S. distributors, retailers, and direct market customers.
     During fiscal 1995, marketshare for Valvoline(R) brand motor oil increased; a new engine treatment product, TM8, was introduced; and advertising and marketing for Zerex(R) brand antifreeze, which was purchased from the BASF Corp. in 1994, was revamped. Although refrigerants containing chlorofluorocarbons are now phased out of production, Pyroil will continue to be a leading supplier of R-12 for air conditioning systems for older cars until its inventory of R-12 is depleted. At the same time, Pyroil is actively supporting an industry-wide transition to ozone-safe refrigerants.
     Valvoline International - Valvoline through wholly-owned subsidiaries, markets Valvoline(R) branded products and TECTYL(R) rust preventives worldwide and operates company-owned affiliates in Australia, Canada, Denmark, Great Britain, the Netherlands, Sweden, Germany, Switzerland, Austria, France, Italy and Belgium. Licensees and distributors market products in other parts of Europe, Central and South America, the Far East, the Middle East and certain African countries. Packaging and blending plants and distribution centers in Australia, Canada, Denmark, Sweden, Great Britain, the Netherlands and the United States supply international customers. Through a joint venture with Western India Petroleum Ltd., Valvoline has announced plans to construct a blending and packaging plant in India before the end of the decade.
     Valvoline Instant Oil Change(R) ("VIOC") - VIOC is one of the largest competitors in the expanding U.S. "fast oil change" service business, providing Valvoline with a significant share of the installed segment of the passenger car and light truck motor oil market. Incorporation of the Valvoline name and trademark in VIOC's name, store signage and advertising provides an ongoing Valvoline presence in the communities in which VIOC stores are located. As of September 30, 1995, 365 company-owned and 90 franchise service centers were operating in 14 and 18 states, respectively.
     In 1995, VIOC introduced the "MVP" (maximum vehicle performance) program to maintain industry leadership in customer-service innovation. MVP is a computer-based program that maintains service records on all customer vehicles, system-wide. MVP also contains a database on all car makes and models which allows service recommendations based strictly on vehicle owner's manual recommendations.
     Ecogard, Inc. - As of September 30, 1995, Ecogard, Inc., through its First Recovery division, was collecting used motor oil at an annual rate of 43 million gallons from a network of automotive aftermarket retailers and service businesses in 42 states. Completing Valvoline's "total fluid management" approach to customer service, First Recovery provides an environmental service to Valvoline U.S.A. customers, collecting used antifreeze and oil filters as well.

    Lube Refinery Sales - Valvoline's Lube Refinery Sales division sells excess base stock production from the Catlettsburg, Kentucky lube refinery to other U.S. motor oil and industrial oil marketers as well as to fuel and lube additive companies in the United States. It also markets slack wax, a lube byproduct, through a network of resellers and to other refiners for further processing. The division is also engaged in private label blending and packaging for other North American refiners. See also "Petroleum-Refining and Marketing."


                                    CHEMICAL

     Ashland  Chemical  Company,  a division of Ashland,  is engaged in the manufacture,  distribution  and  sale of a wide  variety  of  chemical  and plastic products. Ashland Chemical owns or leases 45 manufacturing facilities in 11 states and 16 foreign countries and owns or leases 94 distribution facilities in 33 states and 11 foreign countries. Ashland Chemical is comprised of the following operations:
DISTRIBUTION
     Industrial Chemicals & Solvents Division ("IC&S") - IC&S markets chemical products and solvents to industrial chemical users in major markets through distribution centers in the United States, Canada and Puerto Rico. It distributes approximately 3,500 chemical products made by many of the nation's leading chemical manufacturers, a growing number of off-shore producers, plus petrochemicals from Ashland's refineries. It specializes in supplying mixed truckloads and less-than-truckload quantities to many industries including the paint and coatings, inks, adhesives, industrial and institutional compounding, automotive, appliance and paper industries. In addition, IC&S distributes cosmetic and pharmaceutical specialty chemicals and food-grade additives and ingredients. It also offers customers environmental services, working in cooperation with major chemical waste disposal, recycling and recovery companies.
     FRP Supply Division - This division markets to customers in the reinforced plastics and cultured marble industries mixed truckload and less-than-truckload quantities of polyester resins, fiberglass and other specialty reinforcements, catalysts and allied products from more than 50 distribution locations throughout North America.
     General Polymers Division - This division markets a broad range of thermoplastic injection molding and extrusion materials to processors in the plastics industry through distribution locations in the United States, Canada, Mexico and Puerto Rico. It also provides plastic material transfer and packaging services and less-than-truckload quantities of packaged thermoplastics. The basic resins business unit markets bulk thermoplastic resins to a variety of proprietary processors in North America.
     Ashland Plastics Division - This division markets a broad range of thermoplastics to processors outside North America. Ashland Plastics has distribution centers located in Australia, Belgium, France, Italy, the Netherlands, Ireland, New Zealand, and the United Kingdom and exports to Latin America from the United States.
SPECIALTY CHEMICALS
     Composite Polymers Division - This division manufactures and sells a broad range of chemical-resistant, fire-retardant and general-purpose grades of unsaturated polyester and vinyl ester resins for the reinforced plastics industry. Key markets include the automotive, construction and marine industries. It has manufacturing plants in Colton and Los Angeles, California; Bartow, Florida; Ashtabula, Ohio; Philadelphia and Neville Island, Pennsylvania and Jacksonville, Arkansas.
     Specialty Polymers & Adhesives Division - This division manufactures and sells specialty phenolic resins for paper impregnation and friction material bonding; acrylic polymers for pressure sensitive adhesives;
emulsion polymer isocyanate adhesives for structural wood bonding; polyurethane and epoxy structural adhesives for bonding fiberglass reinforced plastics, composites, thermoplastics and metals in automotive, recreational, and industrial applications; induction bonding systems for thermoplastic materials; elastomeric polymer adhesives and butyl rubber roofing tapes for commercial roofing applications; and vapor curing, high-performance urethane coatings systems. It has manufacturing plants in Calumet City, Illinois; Norwood, New Jersey; and Ashland, Ohio.
     Drew Ameroid Marine Division - This division supplies specialty chemicals for water and fuel treatment and general maintenance as well as refrigeration services, sealing products, welding and refrigerant products and fire fighting and safety services to the world's merchant marine fleet. Drew Ameroid Marine currently provides shipboard technical service for more than 15,000 vessels from 140 locations serving 800 ports throughout the world.

     Electronic Chemicals Division - This division manufactures and sells a variety of ultra high-purity chemicals for the worldwide semiconductor manufacturing industry through various manufacturing locations and also custom blends and packages high-purity liquid chemicals to customer specifications. It has manufacturing plants in Newark, California; Milan, Italy; Easton, Pennsylvania; and Dallas, Texas. In addition, it also enters into long-term agreements to provide complete chemical management services, including purchasing, warehousing and delivering chemicals for in-plant use, for major facilities of large consumers of high-purity chemicals.
     Foundry Products Division - This division manufactures and sells foundry chemicals worldwide, including a complete line of foundry binders, core and mold coatings, sand additives, mold releases, core pastes, die lubes and other specialties. It has two domestic manufacturing plants located in Cleveland, Ohio and 18 foreign subsidiaries and affiliates manufacturing and/or marketing foundry and other chemicals. It also has a metals applications laboratory as part of the company's technical center, which is used for test castings and mold and core material testing.
     Drew Industrial Division - This division supplies specialized chemicals and consulting services for the treatment of boiler water, cooling water, steam, fuel and waste streams. It also supplies process chemicals and technical services to the pulp and paper and mining industries and also supplies additives used in manufacturing latex and paints. It conducts operations throughout North America, Europe and the Far East through subsidiaries, joint venture companies and distributors. The division has manufacturing plants in Kansas City, Kansas; Kearny, New Jersey; Houston, Texas; Ajax, Ontario, Canada; and Singapore. PETROCHEMICALS
     This  division  markets  aromatic  hydrocarbons,  principally  cumene, toluene, xylene, and aromatic and aliphatic solvents and propylene manufactured at facilities located at the Catlettsburg, Kentucky refinery. It manufactures maleic anhydride at Neal, West Virginia and Neville Island, Pennsylvania and methanol near Plaquemine, Louisiana.
OTHER MATTERS
     Melamine Chemicals, Inc. ("MCI") - Ashland owns 23% of the outstanding common stock of MCI, a public company (NASDAQ:MTWO). MCI produces melamine at its Donaldsonville, Louisiana plant and sells it to customers throughout the world. Melamine is a specialty chemical having numerous industrial and commercial applications.
     For information relating to the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and the Superfund Amendment and Reauthorization Act of 1986 ("SARA") (CERCLA and SARA hereinafter sometimes referred to collectively as "Superfund"), and the Resource Conservation and Recovery Act ("RCRA"), see "Miscellaneous-Governmental Regulation and Action-Environmental Protection."




                                     APAC

     The APAC group of companies, which are located in 13 southern states, perform construction work such as paving, repair and resurfacing highways, streets, airports, residential and commercial developments, sidewalks, and driveways; grading and base work; and excavation and related activities in the construction of bridges and structures, sanitary sewers, drainage facilities and underground utilities. APAC also produces and sells construction materials such as asphaltic and ready-mix concrete, crushed stone and other aggregate, and in certain markets, concrete block and specialized construction materials, such as architectural block.
     To deliver its services and products, APAC utilizes extensive aggregate-producing properties and construction equipment. It currently has 14 permanent operating quarry locations, 29 other aggregate production facilities, 30 ready-mix concrete plants, 143 hot-mix asphalt plants, and a fleet of over 8,500 mobile equipment units, including heavy construction equipment and transportation-related equipment.
     Raw aggregate generally consists of sand, gravel, granite, limestone and sandstone. About 28% of the raw aggregate produced by APAC is used in the performance of APAC's own contract construction work and the production of various processed construction materials. The remainder is sold to third parties. APAC also purchases substantial quantities of raw aggregate from other producers whose proximity to the job site render it economically feasible. Most other raw materials, such as liquid asphalt, portland cement and reinforcing steel, are purchased from others. APAC is not dependent upon any one supplier or customer.
     Approximately 60% of APAC's revenues are derived from highway and other public sector sources. The other 40% is derived from industrial and commercial customers and other private developers and contractors.

     Climate and weather significantly affect revenues in the construction business. Due to its location, APAC tends to enjoy a relatively long construction season. Most of APAC's operating income is generated during the construction period of May to October.
     Total backlog at September 30, 1995 was $672 million, compared to $554 million at September 30, 1994. The backlog orders at September 30, 1995 are considered firm, and a major portion is expected to be filled during fiscal 1996.

                                       COAL

     Ashland Coal, Inc. ("Ashland Coal") - Ashland owns approximately 54% of Ashland Coal, a public company (NYSE:ACI) which is engaged in the production, transportation, processing and marketing of bituminous coal produced in eastern Kentucky and southern West Virginia. Carboex International Ltd., a subsidiary of Sociedad Espanola De Carbon Exterior, S.A., a coal supply firm controlled by entities of the Government of Spain, owns approximately a 10% interest in Ashland Coal. The remaining 36% of Ashland Coal is owned by the public. The primary emphasis and direction of Ashland Coal is on the acquisition and development of low-sulfur steam coal reserves.
     For its fiscal year ended December 31, 1994, Ashland Coal and its independent operating subsidiaries sold 20.2 million tons of coal, as compared to 16.0 and 19.1 million tons sold in 1993 and 1992, respectively. Of the total number of tons sold during fiscal 1994, approximately 62% was under long-term contracts, as compared to 57% for 1993 and 66% for 1992, with the balance being sold on the spot market. In fiscal 1994, Ashland Coal and its independent operating subsidiaries sold 1.7 million tons of coal in the export market, compared to 2.1 million tons in 1993 and 3.9 million tons in 1992. Approximately 54%, 61%, and 71% of total revenues for 1994, 1993, and 1992, respectively, were derived from long-term contracts. For the year ended December 31, 1994, Ashland Coal's independent operating subsidiaries produced approximately 19.2 million tons of coal, as compared to 14.2 and 16.7 million tons for 1993 and 1992, respectively. In addition, Ashland Coal purchased for resale approximately 1.3 million tons of coal during 1994 and approximately 1.6 and 2.0 million tons of coal during 1993 and 1992.
     Ashland  Coal's  consolidated  results  for  1993  were  significantly affected  by a  selective  strike by the  United  Mine  Workers  of America
("UMWA") from May to December 1993 against the operations of two subsidiaries of Ashland Coal's Dal-Tex Coal Corporation subsidiary ("Dal-Tex") and the operations of Ashland Coal's Hobet Mining, Inc. subsidiary ("Hobet"). On December 14, 1993, UMWA members ratified the National Bituminous Coal Wage Agreement of 1993, and thereafter the UMWA miners returned to work at the Dal-Tex and Hobet operations.
     For the nine months ended September 30, 1995, Ashland Coal and its independent operating subsidiaries sold 16.5 million tons of coal. Of the total number of tons sold during the nine months ended September 30, 1995, 61.2% was under long-term contracts. These sales accounted for approximately 63.2% of Ashland Coal's total revenues for the nine-month period. Of the 16.5 million tons sold during the nine-month period, 2.1 million tons were sold in the export market. For the nine months, Ashland Coal's independent operating subsidiaries produced approximately 15.7 million tons of coal and purchased approximately 1.0 million tons for resale.
     Ashland Coal has announced that it anticipates 1996 earnings will be significantly adversely affected by the expiration at the end of 1995 of favorable sales contracts with Cincinnati Gas & Electric Company and by price reopeners under other supply contracts. In addition, Ashland Coal has announced that its Board of Directors has authorized the repurchase, from time to time, of up to one million shares of Ashland Coal's Common Stock.
     The labor forces at Ashland Coal's Mingo Logan Coal Company subsidiary ("Mingo Logan") and Mingo Logan's Mountaineer Mining Company and Bearco divisions are not currently unionized. However, in a National Labor
Relations  Board  ("NLRB")  proceeding,   Mingo  Logan  and  certain  other
employers with whom Mingo Logan contracts for construction and mining services were determined to be joint employers by the Acting Regional Director for NLRB Region 9. As a consequence of this ruling, the bargaining unit at Mingo Logan's Mountaineer Mine for purposes of collective bargaining has been determined to be comprised of employees of Mingo Logan and its contractors, and these employees voted together on January 19, 1995, on the question of whether or not to be represented by the United Mine Workers of America. The result of this vote, which was required by the NLRB decision, is not yet known as the ballots have been sealed pending appeal of the initial determination concerning the appropriate bargaining unit. Mingo Logan has appealed the Acting Regional Director's decision to the NLRB and expects to prevail in its appeal. If Mingo Logan does prevail on appeal, the January 19, 1995 representation election results will be invalidated.

     Substantially all of Ashland Coal's coal properties are in eastern Kentucky and southern West Virginia and are controlled by lease. Most of these leases run until the exhaustion of minable and merchantable coal. The remaining leases have primary terms ranging from one to 40 years, with many containing options to renew. Royalties paid to lessors are either on a fixed price per ton basis or on a percentage of the gross sales price basis.
     As of December 31, 1994, Ashland Coal estimates that its subsidiaries controlled approximately 688 million tons of recoverable reserves in the proven and probable categories. Based upon limited information obtained from preliminary prospecting, drilling and coal seam analysis, Ashland Coal estimates that a substantial percentage of this coal has a sulfur content of 1% or less. Ashland has not made an independent verification of this information. The extent to which reserves will eventually be mined depends upon a variety of variables, including future economic conditions and governmental actions affecting both the mining and marketability of low-sulfur steam coal.
     Arch Mineral Corporation ("Arch") - Ashland currently owns 50% of Arch and has the right to acquire an additional 1.25% of Arch pursuant to a Put and Call Agreement with an Arch shareholder. Through its wholly owned subsidiaries, Arch mines, processes, markets, and transports bituminous coal in the domestic and export steam and metallurgical markets and owns, controls and manages mineral-bearing properties throughout the United States. Arch has mines located in the Appalachian, Midwestern, and Western coal fields with access to rail, inland waterway and truck transportation networks, including several of its own transloading facilities. Arch also controls undeveloped reserves in the San Juan Basin of New Mexico, the Green River area in southwest Wyoming, southern Illinois, Indiana, southeast Kentucky, western Virginia and southern West Virginia.
     For its fiscal year ended December 31, 1994, Arch sold 27.9 million tons of coal compared to sales of 17.6 million tons and 20.9 million tons in 1993 and 1992, respectively. In 1994, 73% of Arch's sales were from the production of its wholly owned independent operating subsidiaries, compared to 79% and 82% in 1993 and 1992, respectively. The remainder of the coal sold in each of these periods came from brokerage activities or from independent contractors operating on property controlled by Arch. Surface mines accounted for 52% of the production in 1994, as compared to 69% and 62% in 1993 and 1992, respectively. In each of these periods, the remainder of Arch's production came from its underground and auger mines. Sales under contracts with a duration of more than one year accounted for 69% of Arch's sales in 1994, compared with 78% and 86% in 1993 and 1992, respectively.
     As of September 30, 1995, Arch had 28 coal supply contracts of one year or longer duration. In the nine-months ended September 30, 1995, Arch sold 19.8 million tons of coal, 74% of which was sold under contracts with a duration of more than one year. During this period, 77% of Arch's total sales came from the production of its subsidiaries, while the remaining coal sold came from brokerage activities or independent contractors operating on properties controlled by Arch. During this nine-month period, 58% of Arch's production was from its surface mines and the remainder was from its underground and auger mines.
     As of December 31, 1994, Arch owned or controlled estimated recoverable coal reserves in the proven and probable categories of approximately 1.6 billion tons, based on an estimate prepared by Arch. A majority of these reserves have a sulfur content of less than 1.6 pounds of sulfur dioxide per million Btu and a substantial portion have a sulfur content of less than 1.2 pounds of sulfur dioxide per million Btu. Ashland has not made an independent verification of this information.
     Apogee Coal Company ("Apogee"), an independent operating subsidiary of Arch, is a member of the Bituminous Coal Operators Association ("BCOA") and a signatory to a five year collective bargaining agreement with the UMWA that expires on August 1, 1998. This contract was ratified on December 14, 1993, after a 219-day strike against certain BCOA members, including Apogee. This strike significantly affected Apogee's performance in 1993. In the nine months ended September 30, 1995, Apogee's production represented approximately 50% of Arch's total sales. Two other independent subsidiaries of Arch are signatories to collective bargaining agreements with independent employees associations. Employees of the remainder of Arch's operating subsidiaries are not represented by labor unions.
     During 1995, Arch sold substantially all of the assets associated with its mining supply business and its timber rights on certain of its
Appalachian  properties,  and  acquired  32.7  million  tons of  additional reserves.
     Other Matters - Ashland Coal and Arch are subject to environmental regulations, including the Surface Mining Control and Reclamation Act of 1977, the Clean Water Act, RCRA and the Clean Air Act, as well as related federal environmental regulations and similar state enactments. In addition, the Federal Mine Safety and Health Act of 1977 ("MSHA") imposes health and safety standards on all mining operations. Regulations under MSHA are comprehensive and affect numerous aspects of mining operations, including the training of mine personnel, mining procedures, blasting and the equipment used in mining operations. These laws, regulations and requirements are not expected to have a material adverse impact on Ashland Coal's or Arch's competitive position.
     Ashland Coal and Arch are subject to the provisions of the Coal Industry Retiree Health Benefit Act of 1992. This legislation provides for the funding of medical and death benefits for certain retired members of the UMWA through premiums to be paid by assigned operators, transfers from an overfunded pension trust established for the benefit of retired UMWA members, and transfers from the Abandoned Mine Lands Fund, which is funded by a federal tax on coal production.
     For information relating to acid rain legislation, see "Miscellaneous-Governmental Regulation and Action-Environmental Protection."


                                EXPLORATION

     Ashland's oil and gas exploration and production activities are conducted through wholly owned subsidiaries of Ashland (collectively referred to as "Ashland Exploration"). Ashland Exploration is currently engaged in the exploration for and production of crude oil and natural gas in the United States and in the exploration for and production of crude oil in Nigeria. Exploration activity is also ongoing in Australia.
     For information regarding Ashland Exploration's estimated oil and gas reserves and other financial data, see Supplemental Oil and Gas Information on Pages 60 and 61 in Ashland's Annual Report. Since October 1, 1994, no estimates of Ashland Exploration's total proved net oil or gas reserves have been filed or included in reports to any federal authority or agency other than the SEC.
DOMESTIC OPERATIONS
     Ashland Exploration has concentrated its domestic drilling and production efforts in two core areas: the Appalachian Basin and the Gulf Coast. In addition, minor royalty interests are located primarily in the Southwest and Midcontinent regions of the United States.
     In the Appalachian Basin, Ashland Exploration's activities consist primarily of shallow gas development drilling on leaseholds totaling approximately 917,000 acres in eastern Kentucky, Virginia and West Virginia. In fiscal 1995, it completed 86 net gas wells, excluding 5 net wells which were being drilled at year-end.
     Ashland Exploration's exploratory efforts are concentrated along the Gulf Coast. In fiscal 1995, Ashland Exploration participated in drilling 16 gross exploratory prospects. Ashland Exploration's exploratory leasehold position in the Gulf of Mexico has risen to 164,000 net acres.
     During fiscal 1995, Ashland Exploration's domestic production averaged 609 net barrels of oil per day and 103 million net cubic feet of natural gas per day. The average price received during fiscal 1995 was $15.96 per barrel of oil and $1.89 per thousand cubic feet (MCF) of gas.
     Ashland  Exploration  owned a working  interest in 4,269 gross  (3,870 net) domestic producing wells at September 30, 1995.
INTERNATIONAL OPERATIONS
     Ashland Exploration's oil production in Nigeria during fiscal 1995 was 18,800 barrels per day from 103,000 acres onshore ("OPL 118") and 74,000 acres offshore ("OPL 98") held under a production-sharing contract ("PSC") with the Nigerian National Petroleum Corporation ("NNPC"), the Nigerian state-owned petroleum company. Ashland Exploration has satisfied the financial commitment required in the revised PSC by the drilling of three exploratory wells during fiscal 1995. The first exploratory well came on production in June 1995 at a rate of 2,000 barrels of oil per day. The second well tested 2,500 barrels of oil per day and is currently being evaluated. The third well was economically unsuccessful. Ashland Exploration plans to drill two additional appraisal wells on OPL 98 during fiscal 1996.
     Other exploratory efforts in Nigeria will be carried out on two additional offshore blocks ("OPL's 90/225") comprising a contract area of approximately 580,000 gross acres under another production-sharing contract with NNPC. Ashland Exploration holds a 50% interest in these blocks. The first exploratory well drilled in 1994 was successful. A second exploratory well drilled in fiscal 1995 was economically unsuccessful. Data from a 1995 seismic program is being evaluated currently. Ashland Exploration plans to drill an appraisal well to the 1994 discovery and another exploratory well on OPL's 90/225 in fiscal 1996.

     In Australia, Ashland Exploration owns a 50% interest in one exploration permit consisting of 335,000 gross acres and a 25% interest in another exploration permit consisting of 590,000 gross acres, both of which are located offshore western Australia. One unsuccessful exploratory well was drilled in Australia in fiscal 1995.
     Ashland Exploration's international operations are necessarily subject to factors beyond its control. Foreign operations may also be affected by laws and policies of the United States relating to foreign trade, investment, and taxation.
OPERATING STATISTICS
ACREAGE AND WELLS
     The following table sets forth the gross and net productive wells and acreage at September 30, 1995:

Productive wells - Gas                                                                      Gross          Net
                                                                                            -----        -----
      United States .......................................                                 4,269        3,870


Productive wells - Oil
      United States........................................                                    49           29
      Nigeria .............................................                                    36           36
                                                                                            -----        -----
           Total*..........................................                                 4,354        3,935
                                                                                            =====        =====

                                                                      Developed                  Undeveloped
                                                                       Acreage                     Acreage
                                                                       -------                     -------

   Acreage (in thousands)                                        Gross         Net          Gross          Net
                                                                 -----         ---          -----          ---
      United States........................................      1,287         954            751          422
      Nigeria .............................................        177         177            580          290
      Australia............................................                                   925          315
                                                                 -----       -----          -----        -----
           Total...........................................      1,464       1,131          2,256        1,027
                                                                 =====       =====          =====        =====
   -----------------

   *  These wells  include 342 gross wells (330  domestic and 12  international)  and 293 net wells (281  domestic and 12 international) which have multiple completions.

   The following table summarizes the exploration and production activities for the last three fiscal years:

                                                                            Years Ended September 30
                                                               --------------------------------------------------
                                                                    1995              1994                1993
                                                                    ----              ----                ----

   Net Natural Gas Production (MMCF per day)
      United States........................................        102.9              94.3                99.3
   Net Crude Oil Production (average barrels per day)
      United States........................................          609               822               1,001
      Nigeria (1) .........................................       18,791            18,707              21,660
                                                                  ------            ------              ------
           Total...........................................       19,400            19,529              22,661
                                                                  ======            ======              ======
   Average Sales Prices - Natural Gas (per MCF)
      United States........................................       $ 1.89             $2.42               $2.45
   Average Sales Prices - Crude Oil (per barrel)
      United States........................................       $15.96            $14.29              $17.54
      Nigeria .............................................        16.17             15.01               17.77

   Average Production Product Cost (per equivalent barrel) (2)
      United States........................................        $4.09             $3.87               $3.84
      Nigeria .............................................         9.17              7.69                7.27

   Net Exploratory Wells Drilled - United States
      Net Productive Wells.................................            2                 2                   1
      Net Dry Wells .......................................            5                 4                   2
                                                                      --                --                  --
            Total..........................................            7                 6                   3
                                                                      ==                ==                  ==
   Net Exploratory Wells Drilled - International
      Net Productive Wells.................................            1                 1                   0
      Net Dry Wells .......................................            2                 1                   0
                                                                      --                --                  --
            Total..........................................            3                 2                   0
                                                                      ==                ==                  ==
   Net Development Wells Drilled
      Net Productive Wells
      United States........................................           88                59                  84
      International .......................................            0                 0                   0
                                                                      --                --                  --
           Total...........................................           88                59                  84
                                                                      ==                ==                  ==
      Net Dry Wells
      United States........................................            0                 1                   1
      International .......................................            0                 0                   0
                                                                      --                --                  --
           Total...........................................            0                 1                   1
                                                                      ==                ==                  ==

[FN]
   -----------------
   (1)Net production for Nigeria is before royalty.
   (2)Equivalent barrels computed on a six MCF to one barrel ratio.

                                   OTHER BUSINESS

     AECOM Technology Corporation ("AECOM"), which is 19% owned by Ashland, provides a wide array of design, engineering, architectural, planning, operations and maintenance, construction and construction management, development, environmental and other technical and professional services to industrial, commercial and government clients. AECOM is headquartered in Los Angeles, California, and performs services through offices located throughout the world. Under an agreement between AECOM and Ashland, AECOM will be repurchasing all of Ashland's equity interest in AECOM with the repurchase scheduled to be completed in stages through 1998.
     Ashland, through a special purpose subsidiary, Ashland Ethanol, Inc. ("AEI"), has a 50% interest in a partnership that owns an ethanol plant located in South Point, Ohio. The partnership is comprised of AEI and subsidiaries of Ohio Farm Bureau Federation, Inc., Publicker Industries Inc. and UGI Corporation. The plant began operation in September 1982 but discontinued operations due to low margins in August 1995. Because of concerns about the venture's long-term viability, Ashland wrote off its investment in AEI in fiscal 1986. The partnership is in default under a loan with the Farmers Home Administration with a balance due of approximately $14.7 million plus interest and has an unpaid balance of $24.5 million under a Department of Energy cooperative agreement.

                                   MISCELLANEOUS
GOVERNMENTAL REGULATION AND ACTION
     Ashland's operations are affected by political developments and laws and regulations, such as restrictions on production, restrictions on imports and exports, the maintenance of specified reserves, price controls, tax increases and retroactive tax claims, expropriation of property, cancellation of contract rights, environmental protection controls and laws pertaining to workers' health and safety. As discussed in part below, a number of bills have been enacted or proposed by the United States Congress and various state governments which have or could have a significant impact on Ashland.
     General - As a refiner, Ashland is substantially affected by changes in world crude oil prices. Many world and regional events can have substantial effects on world crude oil prices and can increase volatility in world markets. Ashland expects to be able to acquire adequate supplies of crude oil at competitive prices. However, Ashland cannot predict whether foreign and United States petroleum product price levels will permit its refineries to operate on a profitable basis. Neither can it predict the effect on its operations and financial condition from possible changes in the Organization of Petroleum Exporting Countries ("OPEC") policies or in actions by the President of the United States and the Congress, from changes in taxes and federal regulation of the oil and gas business in the United States, or from other developments that cannot be foreseen.
     The stability of Ashland's crude oil supply from foreign sources is subject to factors beyond its control, such as military conflict between oil-producing countries, the possibility of nationalization of assets, embargoes of the type imposed by OPEC in 1973, internal instability in one or more oil-producing countries, and rapid increases in crude oil prices. Although Ashland will continue, for economic reasons, to rely upon foreign crude oil sources for a substantial portion of its crude oil supply, the extent of operation in the domestic crude oil market afforded by Scurlock Permian Corporation assists in offsetting the adverse effects frequently associated with market volatility. See "Petroleum-Crude Oil Supply" for Ashland's crude oil processing requirements.
     Imported crude oil is subject at present to payment of duty, which is 10.5(cent) per barrel for crudes over 25(degree) API gravity (2.1(cent) per barrel for Canadian imports) and 5.25(cent) per barrel for crudes below 25(degree) API gravity (1.05(cent) per barrel for Canadian imports). Imported crude oil is also subject to a customs users fee of .17% of the value of the crude oil. For information with respect to tax assessments on crude oil, see also "Environmental Protection."
     Retail marketing "divorcement" legislation and wholesale and retail pricing regulations have been adopted in some states. They are proposed from time to time in other states and at the federal level. If such legislation were adopted at the federal level or in the states where SuperAmerica sells petroleum products, it could have a substantial adverse impact.

     Environmental Protection - Federal, state and local statutes and regulations relating to the protection of the environment have a significant impact on the conduct of Ashland's businesses. Ashland's capital and operating expenditures for air, water and solid waste control facilities are summarized below.

                                              Years Ended September 30
                                 -----------------------------------------------
   (In millions)                  1995                   1994              1993
----------------------           ------                 ------           ------

Capital expenditures              $  44                  $  63            $137
Operating expenditures              151                    140             148


     At September 30, 1995, Ashland's reserves for environmental assessments and remediation efforts were $174 million, reflecting Ashland's most likely estimates of the costs which will be incurred over an extended period to remediate identified environmental conditions for which costs are reasonably estimable.
     Based on current environmental regulations, Ashland estimates capital expenditures for air, water and solid waste control facilities to be $50 million in 1996. Expenditures for investigatory and remedial efforts in future years are subject to the uncertainties associated with environmental exposures, including identification of new environmental sites and changes in laws and regulations and their application. Such expenditures, however, are not expected to have a material adverse effect on Ashland's consolidated financial position, cash flow or liquidity, but could have a material adverse effect on results of operations in a particular quarter or fiscal year. Ashland does not believe the nature and significance of its costs will vary significantly from those of its competitors in the petroleum, chemical and mining industries.
     The United States Environmental Protection Agency ("USEPA") and the states have adopted regulations and laws concerning underground storage tanks covering, among other things, registration of tanks, release detection, corrosion protection, response to releases, closure of, and financial responsibility for, underground storage tank systems.
     Superfund provides for the establishment of a fund to be used for a waste clean-up program administered by the USEPA. The law provides for five separate taxes: (i) a petroleum tax on domestic crude oil and on imported crude oil equalized at 9.7(cent) per barrel plus a 5(cent) per barrel oil spill tax, as more fully described below, (ii) a chemical feedstock tax,
(iii) a tax on imported chemical derivatives, and (iv) an "environmental tax" based on corporate alternative minimum taxable income. Ashland paid approximately $19 million in Superfund taxes during fiscal 1995. Superfund, which provides for cleanup of certain hazardous waste sites, is undergoing consideration for significant amendments, including a reevaluation of the liability allocation provisions and improved cleanup remedy selection, both of which should make Superfund more cost effective. However, it is uncertain at this time exactly what the revisions will be, or if they will in fact be adopted.
     Effective October 1, 1993, the USEPA reduced by 90 percent, from 0.5 to 0.05 percent by weight, the allowable sulfur level in diesel fuel used on highways. The USEPA's action was designed to provide cleaner fuel that will permit reduced particulate emissions from truck engines. Ashland is currently producing ultra-low-sulfur diesel fuel for on-highway use.
     The Oil Pollution Act of 1990 ("OPA 90") established a $1 billion trust fund to cover cleanup-related costs of oil spills after the responsible  party's  liability  limits  have  been  reached,  or where the responsible party is otherwise unidentifiable or unable to pay. The trust fund is financed, when depleted below specified levels, through an excise tax of 5(cent) per barrel on domestic crude oil and imported petroleum oil products (pursuant to Superfund). OPA 90 subjects spillers to strict liability for removal costs and damages (including natural resource damages) resulting from oil spills, and requires the preparation and implementation of spill-response plans at designated vessels and facilities. Additionally, OPA 90 requires that new tank vessels entering or operating in domestic waters be equipped with double hulls, and that existing tank vessels without double hulls be retrofitted or removed from domestic service according to a phase-out schedule.
     On July 1, 1994, the United States Coast Guard issued interim final regulations dealing with financial responsibility for water pollution under OPA 90 and CERCLA. The regulations require self-propelled tank vessel owners and operators to maintain evidence of financial responsibility, effective December 28, 1994, sufficient to meet their potential liability defined under OPA 90 and CERCLA for spills of oil or hazardous substances. The Director, Coast Guard National Pollution Funds Center has granted permission to Ashland to self-insure the financial responsibility amount for liability purposes for Ashland's ocean tankers as provided in OPA 90.

     The Federal Clean Air Act required the refining industry to market cleaner-burning, reformulated gasoline ("RFG") beginning January 1, 1995, in nine specified metropolitan areas across the country. Ashland does not directly supply gasoline in any of the nine metropolitan areas. However, several urban locations within Ashland's marketing area have opted into the RFG program and Ashland has been able to meet expected demand for RFG in its marketing area. The Clean Air Act also required the refining industry to supply 39 carbon monoxide (CO) non-attainment areas with gasoline containing 2.7 weight percent oxygen for four winter months each year. Upon being re-designated CO attainment, several of these areas are seeking to opt-out of the oxygenated gasoline requirements. Ashland believes it will have a continuing need to directly supply this fuel only at St. Paul Park, Minnesota, whose primary market is a CO non-attainment area.
     The Clean Air Act also contains acid rain provisions which require substantial reductions in sulfur dioxide emissions by power plants in the United States. Both Ashland Coal and Arch have significant low-sulfur coal reserves.
     RCRA, which requires "cradle to grave" management of hazardous waste, is slated to be reauthorized by Congress, although timing of such reauthorization is uncertain. Reauthorization issues may include an expansion of hazardous waste program coverage, recycling, used oil, and solid waste management. These same issues may be addressed in additional USEPA rulemakings unrelated to reauthorization efforts. It is anticipated that both the reauthorization and other future rulemakings will result in increased environmental compliance costs, but the amount of such increase is uncertain at this time.
RESEARCH
     Ashland conducts a program of research and development directed toward the invention and improvement of products and processes and also toward the improvement of environmental controls for its existing facilities. It maintains its primary research facilities in Catlettsburg, Kentucky, and Dublin, Ohio. Research and development costs are expensed as incurred ($24 million in 1995, $23 million in 1994 and $21 million in 1993).
COMPETITION
     In all of its operations, Ashland is subject to intense competition both from companies in the respective industries in which it operates and from products of companies in other industries. In all of these segments, competition is based primarily on price, with factors such as reliability of supply, service and quality being considered. Ashland Petroleum competes primarily with other domestic refiners and, to a lesser extent, with imported products. However, Ashland Petroleum typically enjoys a geographic advantage for products in its primary marketing areas. While some integrated competitors have sources of controlled crude production, few competitors in Ashland Petroleum's market areas are significantly crude self-sufficient. SuperAmerica competes with major oil companies, independent oil companies and independent marketers. Virtually all of SuperAmerica's refined products are supplied by Ashland Petroleum.
SuperAmerica strives to maintain one of the lowest net operating cost structures in the industry and enjoys gasoline and merchandise sales per store exceeding the convenience store industry average based on the 1995 National Association of Convenience Store State of the Industry Survey.
     Valvoline competes primarily with domestic oil companies and, to a lesser extent, with international oil companies on a worldwide basis. Valvoline's brand recognition and increasing market share in the "fast oil change" market are important competitive factors. Ashland Chemical competes in a number of chemical distribution, specialty chemical and petrochemical markets. Its chemicals and solvents distribution businesses compete with national, regional and local companies throughout North America. Its plastics distribution businesses compete worldwide. Ashland Chemical's specialty chemicals businesses compete globally in selected niche markets and compete largely on the basis of technology and service while holding proprietary technology in virtually all their specialty chemicals businesses. Petrochemicals are largely commodities, with pricing and quality being the most important factors. The majority of the business for which APAC competes is obtained by competitive bidding. An important competitive factor in Ashland Exploration's domestic production activity is the ability of its exploration staff to identify potential natural gas prospects, obtain exploration rights and formulate and complete plans for the development of properties. Similarly, competitive factors that are important for Ashland Exploration's international production include its experience in identifying prospects and developing and operating properties. The coal industry is highly competitive, and Ashland Coal and Arch compete (principally in price, location and quality of coal) with a large number of other coal producers, some of which are substantially larger and have greater financial resources and larger reserve bases than Ashland Coal and Arch.
ITEM 2. PROPERTIES
     Ashland's corporate headquarters, which is leased, and the principal offices of Ashland Petroleum, which are owned, are located in Russell, Kentucky. Principal offices of other segments are located in Lexington, Kentucky (SuperAmerica and Valvoline); Dublin, Ohio (Chemical); Atlanta, Georgia (APAC); Huntington, West Virginia (Ashland Coal) and Houston,
Texas (Exploration), all of which are leased. Ashland's principal manufacturing, marketing and other materially important physical properties are described under the appropriate segment under Item 1. See also the statistical data included under "Exploration" and "Coal" in Item 1 and Supplemental Oil and Gas Information on Pages 60 and 61 in Ashland's Annual Report. Additional information concerning certain leases may be found in Note G of Notes to Consolidated Financial Statements in Ashland's Annual Report. Such information is incorporated in this Item by reference.
ITEM 3.  LEGAL PROCEEDINGS
     Environmental Proceedings -(1) As of September 30, 1995, Ashland was subject to 85 notices received from the USEPA identifying Ashland as a "potentially responsible party" ("PRP") under Superfund for potential joint and several liability for cleanup costs in connection with alleged releases of hazardous substances from various waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the USEPA in accordance with procedures established under Superfund regulations, in which Ashland may be participating as a member of various PRP groups. Generally, the type of relief sought by the USEPA includes remediation of contaminated soil and/or groundwater, reimbursement for the costs of site cleanup or oversight expended by the USEPA, and/or long-term monitoring of environmental conditions at the sites. Ashland also receives notices from state environmental agencies pursuant to similar state legislation. Ashland carefully monitors the investigatory and remedial activity at many of these sites. Based on its experience with site remediation, its familiarity with current environmental laws and regulations, its analysis of the specific hazardous substances at issue, the existence of other financially viable PRPs and its current estimates of investigatory, clean-up and monitoring costs at each site, Ashland believes that its liability at these sites, either individually or in the aggregate, after taking into account established reserves, will not have a material adverse effect on Ashland's consolidated financial position, cash flow or liquidity but could have a material adverse effect on results of operations in a particular quarter or fiscal year. Estimated costs for these matters are recognized in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. For additional information regarding Superfund, see "Miscellaneous-Governmental Regulation and Action-Environmental Protection."
     (2) In connection with a demand for penalties, Ashland has received a draft Stipulation Agreement from the Minnesota Pollution Control Agency relating to various alleged environmental regulatory violations regarding hazardous waste and water quality and spill matters at Ashland's St. Paul Park refinery. Ashland is having discussions with the Minnesota Pollution Control Agency toward finalization of the Stipulation Agreement.
     (3) On or about April 21, 1995, Ashland received an Administrative Complaint and a Notice of Proposed Assessment of Administrative Civil Penalty from the USEPA - Region IV. The Complaint alleges that Ashland missed its April 1, 1994 interim construction deadline and maintained insufficient records regarding construction of a waste sewer system at its Catlettsburg, Kentucky refinery. The USEPA is seeking an administrative civil penalty of $162,500 for these alleged violations. Ashland filed an Answer and has requested an administrative hearing on the merits of the complaint.
     (4) Ashland has brought an administrative proceeding against the Kentucky Division of Air Quality ("KDAQ") challenging the denial by KDAQ of certain regulatory relief from emission standards for seven malfunctions at its Catlettsburg, Kentucky refinery. In the proceeding, KDAQ has asserted a counterclaim for penalties for the malfunctions.
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter ended September 30, 1995.

ITEM X.  EXECUTIVE OFFICERS OF ASHLAND
     The following is a list of Ashland's executive officers, their ages and their positions and offices during the last five years (listed alphabetically as to Senior Vice Presidents who are members of Ashland's core management group, other Senior Vice Presidents, Administrative Vice Presidents and other executive officers.)
     John R. Hall (age 63) is Chairman of the Board of Directors, Chief Executive Officer and Director of Ashland and has served in such capacities since 1981, 1981 and 1968, respectively.
     Paul W. Chellgren (age 52) is President and Chief Operating Officer and Director of Ashland and has served in such capacities since 1992. During the past five years, he has also served as Senior Vice President and Chief Financial Officer of Ashland.
     James R. Boyd (age 49) is Senior Vice President of Ashland and Group Operating Officer - Ashland Exploration, Inc., Arch Mineral Corporation, Ashland Services Company and APAC, Inc. Mr. Boyd has served as Senior Vice President since 1989 and as Group Operating Officer for the above companies since 1990, with the exception of APAC for which he assumed responsibility as of October 1, 1993.
     John A. Brothers (age 55) is Senior Vice President of Ashland and Group Operating Officer - Ashland Chemical Company, SuperAmerica Group and The Valvoline Company and has served in such capacities since 1984 and 1988, respectively.
     Thomas L. Feazell (age 58) is Senior Vice President, General Counsel and Secretary of Ashland and has served in such capacities since 1992, 1981 and 1992, respectively. During the past five years he has also served as Administrative Vice President of Ashland.
     J. Marvin Quin (age 48) is Senior Vice President and Chief Financial Officer of Ashland and has served in such capacities since 1992. During the past five years, he has also served as Administrative Vice President and Treasurer of Ashland.
     Robert E. Yancey, Jr. (age 50) is Senior Vice President of Ashland, President of Ashland Petroleum Company and Group Operating Officer - Ashland Petroleum Company and has served in such capacities since 1986, 1986, and 1988, respectively. During the past five years, he also served as Group Operating Officer of APAC, Inc.
     Harry M. Zachem (age 51) is Senior Vice President - Public Affairs and has served in such capacity since 1988.
     David J. D'Antoni (age 50) is Senior Vice President of Ashland and President of Ashland Chemical Company and has served in such capacities since 1988.
     John F. Pettus (age 52) is Senior Vice President of Ashland and President of SuperAmerica Group and has served in such capacities since 1989 and 1988, respectively.
     Charles F. Potts (age 51) is Senior Vice President of Ashland and President of APAC, Inc. and has served in such capacities since 1992. During the past five years he has also served as Senior Vice President and Chief Operating Officer and Regional Vice President of APAC.
     G. Thomas Wilkinson (age 57) is Senior Vice President of Ashland and President of Ashland Exploration, Inc. and has served in such capacities since 1992 and 1990, respectively. During the past five years he has also served as Vice President of Ashland.
     Kenneth L. Aulen (age 46) is Administrative Vice President and Controller of Ashland and has served in such capacity since 1992. During the past five years he has also served as Auditor and Assistant Controller of Ashland.
     Philip W. Block (age 48) is Administrative Vice President - Human Resources of Ashland and has served in such capacity since 1992. During the past five years he has also served as Vice President - Corporate Human Resources.
     John W. Dansby (age 50) is Administrative Vice President and Treasurer of Ashland and has served in such capacities since 1992. During the past five years he has also served as Ashland's Vice President of Planning.

     William R. Sawran (age 50) is Vice President and Chief Information Officer of Ashland, and President of Ashland Services Company and has served in such capacities since 1984, with the exception of Chief Information Officer which he assumed in 1994.
     James J. O'Brien (age 41) is Vice President of Ashland and President of The Valvoline Company and has served in such capacities since October 1995. During the past five years he has also served as Vice President of Ashland Petroleum Company, Executive Assistant to the Chief Executive Officer and Regional Manager of Ashland Chemical's General Polymers division.
     Fred E. Lutzeier (age 43) is Auditor of Ashland and has served in such capacity since December 1992. During the past five years he has also served as Vice President and Controller of Arch Mineral Corporation.
     Each executive officer (other than Vice Presidents who are appointed by Ashland's management) is elected by the Board of Directors to a term of one year, or until the successor is duly elected, at the annual meeting of the Board of Directors, except in those instances where the officer is elected at other than an annual meeting of the Board of Directors, in which case the tenure will expire at the next annual meeting of the Board of Directors unless the officer is re-elected.

                                  PART II

ITEM 5. MARKET FOR  REGISTRANT'S COMMON  STOCK AND  RELATED SECURITY HOLDER
        MATTERS
     There is hereby incorporated by reference the information appearing under the caption "Management's Discussion and Analysis-Quarterly Financial Information" on Page 40 in Ashland's Annual Report.
     At September 30, 1995, there were approximately 24,600 holders of record of Ashland's Common Stock. Ashland Common Stock is listed on the New York and Chicago stock exchanges (ticker symbol ASH) and has trading privileges on the Boston, Cincinnati, Pacific, Philadelphia and Amsterdam stock exchanges.
ITEM 6. SELECTED FINANCIAL DATA
     There is hereby incorporated by reference the information appearing under the caption "Five Year Selected Financial Information" on Page 57 in Ashland's Annual Report.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     There is hereby incorporated by reference the information appearing under the caption "Management's Discussion and Analysis" on Pages 34 to 40 in Ashland's Annual Report.
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     There is hereby incorporated by reference the consolidated financial statements appearing on Pages 41 through 55, the supplemental information appearing on Pages 58 through 61, and the information appearing under the caption "Management's Discussion and Analysis-Quarterly Financial Information" on Page 40 in Ashland's Annual Report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE
     None

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     There is hereby incorporated by reference the information to appear under the caption "Election of Directors" in Ashland's definitive Proxy Statement for its January 25, 1996 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after September 30, 1995 ("Proxy Statement"). See also the list of Ashland's executive officers and related information under "Executive Officers of Ashland" in Item X herein.
ITEM 11. EXECUTIVE COMPENSATION
     There is hereby incorporated by reference the information to appear under the captions "Executive Compensation" and "Compensation of Directors" in Ashland's Proxy Statement.

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

                                    PART IV

ITEM 14. EXHIBITS,  FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
     (A)  DOCUMENTS  FILED  AS PART OF THIS  REPORT
     (1) and (2)  Financial Statements and Financial Schedule
     The consolidated financial statements and financial schedule of Ashland presented or incorporated by reference in this report are listed in the index on Page 23.
     (3) Exhibits
          3.1   -   Second Restated Articles of Incorporation of Ashland,
                    as amended to January 27, 1995 (filed as Exhibit 3.1 to
                    Ashland's  Form 10-Q for the quarter ended December 31,
                    1994, and incorporated herein by reference).
          3.2   -   Bylaws of  Ashland,  as amended to January  27,  1995
                    (filed as Exhibit  3.2 to  Ashland's  Form 10-Q for the
                    quarter  ended  December  31,  1994,  and  incorporated
                    herein by reference).
          4.1   -   Ashland  agrees to  provide  the SEC,  upon  request,
                    copies of instruments defining the rights of holders of
                    long-term debt of Ashland,  and all of its subsidiaries
                    for  which  consolidated  or  unconsolidated  financial
                    statements are required to be filed with the SEC.
          4.2   -   Indenture,  dated as of August 15,  1989,  as amended
                    and restated as of August 15, 1990, between Ashland and Citibank, N.A., as Trustee (filed as Exhibit 4(a) to
                    Ashland's Form 10-K for the fiscal year ended September
                    30, 1991, and incorporated herein by reference).

          The following Exhibits 10.1 through 10.20 are compensatory plans or arrangements or management contracts required to be filed as exhibits pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

          10.1  -   Amended  Stock  Incentive  Plan for Key  Employees of
                    Ashland  Inc.  and its  Subsidiaries  (filed as Exhibit
                    10(c).1  to  Ashland's  Form 10-K for the  fiscal  year
                    ended  December 30, 1994,  and  incorporated  herein by
                    reference).
          10.2  -   Ashland  Inc.   Deferred   Compensation   and  Stock
                    Incentive  Plan for  Non-Employee  Directors  (filed as
                    Exhibit 10(c).18 to Ashland's Form 10-Q for the quarter
                    ended  December 31, 1993,  and  incorporated  herein by
                    reference).
          10.3  -   Ashland  Inc.  Director  Retirement  Plan  (filed as
                    Exhibit  10(c).3 to Ashland's  Form 10-K for the fiscal
                    year ended September 30, 1988, and incorporated  herein
                    by reference).
          10.4  -   Eighth Amended and Restated Ashland Inc. Supplemental
                    Early   Retirement   Plan  for  Certain  Key  Executive
                    Employees  (filed as Exhibit  10(c).4 to Ashland's Form
                    10-K for the fiscal year ended  September 30, 1992, and
                    incorporated herein by reference).
          10.5  -   Ashland Inc. Amended  Performance Unit Plan (filed as
                    Exhibit  10(c).5 to Ashland's  Form 10-K for the fiscal
                    year ended September 30, 1994, and incorporated  herein
                    by reference).
          10.6  -   Ashland Inc.  Incentive  Compensation  Plan (filed as
                    Exhibit  10(c).6 to  Ashland's Form 10-K for the fiscal
                    year ended September 30, 1993, and incorporated  herein
                    by reference).
          10.7  -   Ashland Inc. Director Death Benefit Program (filed as
                    Exhibit  10(c).10 to Ashland's Form 10-K for the fiscal
                    year ended September 30, 1990, and incorporated  herein
                    by reference).
          10.8  -   Ashland  Inc.  Salary   Continuation  Plan  (filed  as
                    Exhibit  10(c).11 to Ashland's Form 10-K for the fiscal
                    year ended September 30, 1988, and incorporated  herein
                    by reference).
          10.9  -   Forms of Ashland Inc. Executive  Employment  Contract
                    between Ashland Inc. and certain executive officers of Ashland (filed as Exhibit 10(c).12 to Ashland's Form
                    10-K for the fiscal year ended September 30, 1989, and incorporated herein by reference).

          10.10 - Form of Indemnification Agreement between Ashland Inc. and each member of its Board of Directors (filed as Exhibit 10(c).13 to Ashland's Form 10-K for the fiscal year ended September 30, 1990, and incorporated herein by reference).
          10.11 - Ashland Inc. Nonqualified Excess Benefit Pension Plan (filed as Exhibit 10(c).14 to Ashland's Form 10-K for the fiscal year ended September 30, 1988, and incorporated herein by reference).
          10.12 -   Ashland  Inc.  Long-Term  Incentive  Plan  (filed as
                    Exhibit 10(c).15 to Ashland's Form 10-K for the fiscal year ended September 30, 1994, and incorporated herein by reference).
          10.13 - Ashland Inc. Directors' Charitable Award Program (filed as Exhibit 10(c).16 to Ashland's Form 10-K for the fiscal year ended September 30, 1991, and incorporated herein by reference).
          10.14 -   Ashland  Inc.  1993 Stock  Incentive  Plan  (filed as
                    Exhibit 10(c).17 to Ashland's Form 10-K for the fiscal year ended September 30, 1994, and incorporated herein by reference).
          10.15 -   Ashland  Inc.  1995  Performance  Unit Plan (filed as
                    Exhibit 10(c).18 to Ashland's Form 10-Q for the quarter ended December 31, 1994, and incorporated herein by reference).
          10.16 - Ashland Inc. Incentive Compensation Plan for Key Executives (filed as Exhibit 10(c).19 to Ashland's Form 10-Q for the quarter ended December 31, 1994, and incorporated herein by reference).
          10.17 -   Ashland  Inc.  Deferred  Compensation  Plan (filed as
                    Exhibit 10(c).20 to Ashland's Form 10-Q for the quarter ended December 31, 1994, and incorporated herein by reference).

          11    -   Computation of Earnings Per Share  (appearing on Page
                    26 of  Ashland's  Form 10-K for the  fiscal  year ended
                    September 30, 1995).
          13    -   Portions of Ashland's  Annual Report to Shareholders,
                    incorporated by reference  herein,  for the fiscal year
                    ended September 30, 1995.
          21    -   List of Subsidiaries.
          23    -   Consent of Ernst & Young LLP, independent auditors.
          24    -   Power of Attorney, including resolutions of the Board
                    of Directors.
          27    -   Financial Data Schedule.
     Upon written or oral request, a copy of the above exhibits will be furnished at cost.

(B) REPORTS ON FORM 8-K

     A report on Form 8-K dated September 15, 1995 was filed by Ashland to disclose that it adopted a new accounting standard, Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which would result in an unusual pre-tax charge against earnings of approximately $90 million in the September quarter. Ashland also announced it would take a pre-tax charge against earnings of approximately $40 million in the September quarter for Ashland Petroleum Company's early retirement program and unrelated reorganization costs for Valvoline and Arch Mineral.

                               SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        ASHLAND INC.
                                           (Registrant)

                                        By:   /s/ Kenneth L. Aulen
                                            -----------------------------------
                                              (Kenneth L. Aulen, Administrative
                                              Vice President and Controller)

                                        Date:   November 29, 1995

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT, IN THE CAPACITIES INDICATED, ON NOVEMBER 29, 1995.

           Signatures                      Capacity
           ----------                      --------

/s/ John R. Hall                 Chairman of the Board of  Directors,  Chief
----------------------           Executive Officer and Director
     JOHN R. HALL

 /s/ J. Marvin Quin              Senior  Vice   President   and  Chief
----------------------           Financial Officer
    J. MARVIN QUIN

/s/ Kenneth L. Aulen             Administrative   Vice   President,
----------------------           Controller  and Principal Accounting Officer
    KENNETH L. AULEN

      *                          Director
----------------------
Jack S. Blanton

      *                          Director
----------------------
Thomas E. Bolger

      *                          Director
----------------------
Samuel C. Butler

      *                          Director
----------------------
Frank C. Carlucci

      *                          Director
----------------------
Paul W. Chellgren

      *                          Director
----------------------
James B. Farley

      *                          Director
----------------------
Ralph E. Gomory

      *                          Director
----------------------
Mannie L. Jackson

      *                          Director
----------------------
Patrick F. Noonan

      *                          Director
----------------------
Jane C. Pfeiffer

      *                          Director
----------------------
James R. Rinehart

      *                          Director
----------------------
Michael D. Rose

      *                          Director
----------------------
William L. Rouse , Jr.

      *                          Director
----------------------
Robert B. Stobaugh



  *  By: /s/ Thomas L. Feazell
        --------------------------
             Thomas L. Feazell
             Attorney-in-Fact


     Date: November 29, 1995

               INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES

                                                                        Page
Consolidated financial statements and supplemental information:
  Statements of consolidated income                                       *
  Consolidated balance sheets                                             *
  Statements of consolidated common stockholders' equity                  *
  Statements of consolidated cash flows                                   *
  Notes to consolidated financial statements                              *
  Five year information by industry segment                               *
  Supplemental oil and gas information                                    *
  Management's discussion and analysis-Quarterly financial information    *

Consolidated financial schedule:
  II - Valuation and qualifying accounts                                  25
-----------


     *The consolidated financial statements appearing on Pages 41 through 55, the supplemental information appearing on Pages 58 through 61 and the information appearing under the caption "Management's Discussion and Analysis-Quarterly Financial Information" on Page 40 in Ashland's Annual Report are incorporated by reference in this Annual Report on Form 10-K.

     Schedules other than that listed above have been omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto. Separate financial statements of unconsolidated affiliates are omitted because each company does not constitute a significant subsidiary using the 20% tests when considered individually. Summarized financial information for such affiliates is disclosed in Note D of Notes to Consolidated Financial Statements in Ashland's Annual Report.

                       REPORT OF INDEPENDENT AUDITORS

     We have audited the consolidated financial statements and schedule of Ashland Inc. and subsidiaries listed in the accompanying index to financial statements and financial schedules (Item 14(a)). These financial statements and schedule are the responsibility of Ashland's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements listed in the accompanying index to financial statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of Ashland Inc. and subsidiaries at September 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As discussed in Note A to the consolidated financial statements, in fiscal 1995 Ashland changed its method of accounting relative to impairments of long-lived assets.

                                                          Ernst & Young LLP
Louisville, Kentucky
November 1, 1995

--------------------------------------------------------------------------------------------------------------------------------
Ashland Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts

=================================================================================================================================
(In millions)                                           Balance at      Provisions                                       Balance
                                                         beginning      charged to       Reserves            Other        at end
Description                                                of year        earnings       utilized          changes       of year
=================================================================================================================================
YEAR ENDED SEPTEMBER 30, 1995
Reserves deducted from asset accounts
   Accounts receivable                                        $23            $  9            $(7) (1)       $  -            $25
   Inventories                                                  6               3             (3)              -              6
---------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30, 1994
Reserves deducted from asset accounts
   Accounts receivable                                        $20             $11            $(8) (1)       $  -            $23
   Inventories                                                  5               3             (2)              -              6
---------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30, 1993
Reserves deducted from asset accounts
   Accounts receivable                                        $18             $13            $(9) (1)        $(2)           $20
   Inventories                                                  9               2             (6)              -              5
=================================================================================================================================

(1)  Uncollected amounts written off, net of recoveries of $1 million in 1995, $2 million in 1994 and $3 million in 1993.

-----------------------------------------------------------------------------------------------------------------------------------
Ashland Inc. and Subsidiaries
Exhibit 11 - Computation of Earnings Per Share
Years Ended September 30

====================================================================================================================================
(In millions except per share data)                                                        1995             1994              1993
====================================================================================================================================
PRIMARY EARNINGS PER SHARE
Income available to common shares
   Net income                                                                              $ 24            $ 197             $ 142
   Ashland Coal, Inc. (ACI) equity income and Ashland's share of
      ACI's cumulative effect of accounting changes (net of income
      taxes)                                                                                  -                -               (25)
   Ashland's share of ACI primary earnings
      per share (net of income taxes)                                                         -                -                23
   Dividends on convertible preferred stock                                                 (19)             (19)               (6)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           $  5            $ 178             $ 134
------------------------------------------------------------------------------------------------------------------------------------
Average common shares and equivalents outstanding
   Average common shares outstanding                                                         62               60                60
   Common shares issuable upon exercise of stock options                                      -                1                 -
   Share adjustment for prepaid contribution to leveraged
      employee stock ownership plan (LESOP)                                                   -                -                (1)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             62               61                59
------------------------------------------------------------------------------------------------------------------------------------
Earnings per share                                                                         $.08            $2.94             $2.26
====================================================================================================================================
EARNINGS PER SHARE ASSUMING FULL DILUTION
Income available to common shares
   Net income                                                                              $ 24            $ 197             $ 142
   ACI equity income and Ashland's share of ACI's cumulative
      effect of accounting changes (net of income taxes)                                      -                -               (25)
   Ashland's share of ACI earnings per share assuming
      full dilution (net of income taxes)                                                     -                -                21
   Interest on convertible debentures (net of income taxes)                                   -                5                 6
   Dividends on convertible preferred stock                                                 (19)               -                 -
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           $  5            $ 202             $ 144
------------------------------------------------------------------------------------------------------------------------------------
Average common shares and equivalents outstanding
   Average common shares outstanding                                                         62               60                60
   Common shares issuable upon
      Exercise of stock options                                                               1                1                 1
      Conversion of debentures                                                                -                2                 3
      Conversion of preferred stock                                                           -                9                 3
   Share adjustment for prepaid contribution to LESOP                                         -                -                (1)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             63               72                66
------------------------------------------------------------------------------------------------------------------------------------
Earnings per share                                                                         $.08            $2.79             $2.20
====================================================================================================================================


                                       26
