Form 10-Q
period 1995-12-31
ASHLAND INC
filed 1996-02-14
CIK 7694

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                 FORM 10-Q



          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934



              FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995



                       Commission file number 1-2918



                                ASHLAND INC.
                          (a Kentucky corporation)



                           I.R.S. No. 61-0122250
                             1000 Ashland Drive
                          Russell, Kentucky 41169



                      Telephone Number: (606) 329-3333




     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No
(     )

     At January 31, 1996, there were 63,808,373 shares of Registrant's Common Stock outstanding. One-half of one Right to purchase one-tenth of a share of Cumulative Preferred Stock, Series of 1987 accompanies each outstanding share of Registrant's Common Stock.

===========================================================================

                          PART I - FINANCIAL INFORMATION

----------------------------------------------------------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Three months ended
                                                                                                          December 31
                                                                                                    ----------------------
(In millions except per share data)                                                                 1995            1994(1)
----------------------------------------------------------------------------------------------------------------------------------
REVENUES
    Sales and operating revenues (including excise taxes)                                           $   3,079       $   2,924
    Other                                                                                                  94(2)           15
                                                                                                    ----------      ----------
                                                                                                        3,173           2,939
COSTS AND EXPENSES

    Cost of sales and operating expenses                                                                2,350           2,213
    Excise taxes on products and merchandise                                                              238             244
    Selling, general and administrative expenses                                                          289             272
    Depreciation, depletion and amortization                                                               98              94
    General corporate expenses                                                                             23              25
                                                                                                    ----------      ----------
                                                                                                        2,998           2,848
                                                                                                    ----------      ----------

OPERATING INCOME                                                                                          175              91

OTHER INCOME (EXPENSE)
    Interest expense (net of interest income)                                                             (43)            (38)
    Equity income                                                                                           4               6
                                                                                                    ----------      ----------

INCOME BEFORE INCOME TAXES                                                                                136              59
    Income taxes                                                                                          (44)            (16)
    Minority interest in earnings of subsidiaries                                                          (5)             (8)
                                                                                                    ----------      ----------

NET INCOME                                                                                                 87 (2)          35
    Dividends on convertible preferred stock                                                               (5)             (5)
                                                                                                    ----------      ----------

INCOME AVAILABLE TO COMMON SHARES                                                                   $      82       $      30
                                                                                                    ==========      ==========
EARNINGS PER SHARE - Note E
    Primary                                                                                         $    1.29(2)    $     .50
    Assuming full dilution                                                                          $    1.16       $     .50


DIVIDENDS PAID PER COMMON SHARE                                                                     $    .275       $    .275

------------------------------------------------------------------------------
(1) Amounts have been restated to reflect the consolidation of Ashland Coal, Inc. (see Note D).
(2) Includes a gain of $73 million ($48 million or 74 cents a share after income taxes) resulting from the settlement of Ashland Exploration's claims in the bankruptcy reorganization of Columbia Gas Transmission and Columbia Gas Systems.


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

----------------------------------------------------------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------------------------
                                                                             December 31        September 30         December 31
(In millions)                                                                       1995                1995                1994(1)
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

                                ASSETS
                               --------
CURRENT ASSETS
    Cash and cash equivalents                                                  $      62            $     52            $      57
    Accounts receivable                                                            1,591               1,600                1,430
    Allowance for doubtful accounts                                                  (25)                (25)                 (21)
    Construction completed and in progress                                            26                  42                   31
    Inventories - Note B                                                             791                 726                  729
    Deferred income taxes                                                             89                  90                   67
    Other current assets                                                             105                  90                   92
                                                                               ----------           ---------           ----------
                                                                                   2,639               2,575                2,385

INVESTMENTS AND OTHER ASSETS
    Investments in and advances to unconsolidated affiliates                         147                 145                  154
    Investments of captive insurance companies                                       200                 192                  182
    Cost in excess of net assets of companies acquired                               106                 107                   81
    Other noncurrent assets                                                          392                 403                  409
                                                                               ----------           ---------           ----------
                                                                                     845                 847                  826

PROPERTY, PLANT AND EQUIPMENT
    Cost                                                                           7,125               7,078                6,809
    Accumulated depreciation, depletion and amortization                          (3,574)             (3,508)              (3,374)
                                                                               ----------           ---------           ----------
                                                                                   3,551               3,570                3,435
                                                                               ----------           ---------           ----------

                                                                               $   7,035            $  6,992            $   6,646
                                                                               ==========           =========           ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

CURRENT LIABILITIES
    Debt due within one year                                                   $     279            $    272            $     267
    Trade and other payables                                                       1,741               1,778                1,579
    Income taxes                                                                      75                  44                   45
                                                                               ----------           ---------           ----------
                                                                                   2,095               2,094                1,891

NONCURRENT LIABILITIES
    Long-term debt (less current portion)                                          1,781               1,828                1,614
    Employee benefit obligations                                                     622                 613                  599
    Reserves of captive insurance companies                                          177                 169                  179
    Deferred income taxes                                                             41                  49                   66
    Other long-term liabilities and deferred credits                                 413                 405                  452
    Commitments and contingencies - Note C
                                                                               ----------           ---------           ----------
                                                                                   3,034               3,064                2,910
MINORITY INTEREST IN CONSOLIDATED
  SUBSIDIARIES
                                                                                     178                 179                  226

STOCKHOLDERS' EQUITY
    Convertible preferred stock                                                      293                 293                  293
    Common stockholders' equity                                                    1,435               1,362                1,326
                                                                               ----------           ---------           ----------
                                                                                   1,728               1,655                1,619
                                                                               ----------           ---------           ----------

                                                                               $   7,035            $  6,992            $   6,646
                                                                               ==========           =========           ==========
-----------------------------------------------------------------------------------------------------------------------------------
(1)  Amounts have been restated to reflect the consolidation of Ashland Coal, Inc. (see Note D).

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

-----------------------------------------------------------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Loan to
                                                                                                 leveraged
                                                                                                  employee
                                                                                                     stock
                                                                                                 ownership
                                                        Common       Paid-in      Retained            plan
(In millions)                                            stock       capital      earnings         (LESOP)     Other         Total
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE  AT OCTOBER 1, 1994                            $    61       $   159      $  1,126      $      (33)   $  (11)     $  1,302
   Net income                                                                           35                                      35
   Dividends
     Preferred stock                                                                    (5)                                     (5)
     Common stock                                                                      (16)                                    (16)
   Issued common stock under stock
     incentive plans                                                       3                                                     3
   LESOP loan repayment                                                                                  8                       8
   Other changes                                                                                                  (1)           (1)
                                                       --------      --------     ---------     -----------   -------     ---------
BALANCE AT DECEMBER 31, 1994                           $    61       $   162      $  1,140      $      (25)   $  (12)     $  1,326
                                                       ========      ========     =========     ===========   =======     =========


BALANCE AT OCTOBER 1, 1995                             $    64       $   256      $  1,063      $      (11)   $  (10)     $  1,362
   Net income                                                                           87                                      87
   Dividends
     Preferred stock                                                                    (5)                                     (5)
     Common stock                                                                      (17)                                    (17)
   Issued common stock under stock
     incentive plans                                                       2                                                     2
   LESOP loan repayment                                                                                  3                       3
   Other changes                                                                                                   3             3
                                                       --------      --------     ---------     -----------   -------     ---------
BALANCE AT DECEMBER 31, 1995                           $    64       $   258      $  1,128      $       (8)   $   (7)     $  1,435
                                                       ========      ========     =========     ===========   =======     =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

-----------------------------------------------------------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Three months ended
                                                                                                      December 31
                                                                                             --------------------------------
(In millions)                                                                                    1995                 1994(1)
===================================================================================================================================
CASH FLOWS FROM OPERATIONS
    Net income                                                                               $     87             $     35
    Expense (income) not affecting cash
      Depreciation, depletion and amortization (2)                                                101                   97
      Deferred income taxes                                                                        (9)                  10
      Other noncash items                                                                          10                    -
    Change in operating assets and liabilities (3)                                                (27)                 (38)
                                                                                             ---------            ---------
                                                                                                  162                  104

CASH FLOWS FROM FINANCING
    Proceeds from issuance of long-term debt                                                        1                   63
    Proceeds from issuance of capital stock                                                         1                    1
    Loan repayment from leveraged employee stock ownership plan                                     3                    8
    Repayment of long-term debt                                                                   (16)                 (11)
    Increase (decrease) in short-term debt                                                        (25)                  41
    Dividends paid                                                                                (23)                 (23)
                                                                                             ---------            ---------
                                                                                                  (59)                  79

CASH FLOWS FROM INVESTMENT
    Additions to property, plant and equipment                                                    (74)                (117)
    Purchase of operations - net of cash acquired                                                 (17)                 (54)
    Proceeds from sale of operations                                                                1                    2
    Investment purchases (4)                                                                     (117)                 (63)
    Investment sales and maturities (4)                                                           114                   63
    Other-net                                                                                       -                    3
                                                                                             ---------            ---------
                                                                                                  (93)                (166)
                                                                                             ---------            ---------
INCREASE IN CASH AND CASH EQUIVALENTS                                                              10                   17

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                    52                   40
                                                                                             ---------            ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                    $     62             $     57
                                                                                             =========            =========

--------------------------------------------------------------------------------------------------------------------------------
(1)  Amounts have been restated to reflect the consolidation of Ashland Coal, Inc. (see Note D).
(2)  Includes amounts charged to general corporate expenses.
(3)  Excludes changes resulting from operations acquired or sold.
(4)  Represents primarily investment transactions of captive insurance companies.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE A - GENERAL

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end audit adjustments which may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 1995. Results of operations for the period ended December 31, 1995, are not necessarily indicative of results to be expected for the year ending September 30, 1996.

NOTE B - INVENTORIES

    ---------------------------------------------------------------------------------------------------------------------
                                                                   December 31         September 30         December 31
    (In millions)                                                         1995                 1995                1994
    ---------------------------------------------------------------------------------------------------------------------
    Crude oil                                                           $  318              $   285             $   254
    Petroleum products                                                     331                  284                 300
    Chemicals and other products                                           505                  491                 490
    Materials and supplies                                                  69                   66                  62
    Excess of replacement costs over LIFO carrying values                 (432)                (400)               (377)
                                                                        -------             --------            --------
                                                                        $  791              $   726             $   729
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

         In addition, Ashland and its subsidiaries are parties to numerous claims and lawsuits (some of which are for substantial amounts). While these actions are being contested, the outcome of individual matters is not predictable with assurance. Although any actual liability is not determinable as of December 31, 1995, Ashland believes that any liability resulting from these matters, after taking into consideration Ashland's insurance coverages and amounts already provided for, should not have a material adverse effect on Ashland's consolidated financial position.

------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

-----------------------------------------------------------------------------

NOTE D - ACQUISITIONS

         During the three months ended December 31, 1995, Ashland acquired a chemical distribution business and certain oil and gas producing properties. These acquisitions were accounted for as purchases and did not have a significant effect on Ashland's consolidated financial statements.

         In February 1995, Ashland purchased from Saarbergwerke AG all of Ashland Coal's Class B Preferred Stock for $110 million, representing about 15 percent of Ashland Coal's voting stock. The purchase increased Ashland's ownership of Ashland Coal from 39 percent to 54 percent. As a result of this transaction, Ashland Coal was consolidated into Ashland's financial statements retroactive to October 1, 1994. Ashland's investment in Ashland Coal previously had been accounted for on the equity method. Amounts for the quarter ended December 31, 1994, have been restated accordingly.


NOTE E - COMPUTATION OF EARNINGS PER SHARE

            ------------------------------------------------------------------------------------------------------------------

                                                                                                           Three months ended
                                                                                                               December 31
                                                                                                         ---------------------
            (In millions except per share data)                                                             1995         1994
            ------------------------------------------------------------------------------------------------------------------
            PRIMARY EARNINGS PER SHARE
            Income available to common shares
               Net income                                                                               $     87     $     35
               Dividends on convertible preferred stock                                                       (5)          (5)
                                                                                                        ---------    ---------
                                                                                                        $     82     $     30
                                                                                                        =========    =========

            Average common shares and equivalents outstanding                                                 64           61
                                                                                                        =========    =========

            Earnings per share                                                                          $   1.29     $    .50
                                                                                                        =========    =========
            ------------------------------------------------------------------------------------------------------------------

            EARNINGS PER SHARE
               ASSUMING FULL DILUTION
            Income available to common shares
               Net income                                                                               $     87     $     35
               Dividends on convertible preferred stock                                                        -           (5)
               Interest on convertible debentures (net of income taxes)                                        1            -
                                                                                                        ---------    ---------
                                                                                                        $     88     $     30
                                                                                                        =========    =========
            Average common shares and equivalents outstanding
               Average common shares outstanding                                                              64           61
               Common shares issuable upon
                 Conversion of debentures                                                                      3            -
                 Conversion of preferred stock                                                                 9            -
                                                                                                        ---------    ---------
                                                                                                              76           61
                                                                                                        =========    =========

            Earnings per share                                                                          $   1.16     $    .50
                                                                                                        =========    =========

----------------------------------------------------------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Three months ended
                                                                                                             December 31
                                                                                                    ------------------------------
(Dollars in millions except as noted)                                                                      1995             1994
----------------------------------------------------------------------------------------------------------------------------------
SALES AND OPERATING REVENUES
   Petroleum                                                                                          $    1,232       $    1,229
   SuperAmerica                                                                                              456              442
   Valvoline                                                                                                 275              268
   Chemical                                                                                                  886              818
   APAC                                                                                                      329              274
   Coal                                                                                                      164              156
   Exploration                                                                                                56               48
   Intersegment sales                                                                                       (319)            (311)
                                                                                                      -----------      -----------
                                                                                                      $    3,079       $    2,924
                                                                                                      ===========      ===========

OPERATING INCOME
   Petroleum                                                                                          $       18       $        2
   SuperAmerica                                                                                               11               18
   Valvoline                                                                                                  12                9
                                                                                                      -----------      -----------
     Total Refining and Marketing Group                                                                       41               29
   Chemical                                                                                                   38               47
   APAC                                                                                                       23               20
   Coal                                                                                                       17               20
   Exploration                                                                                                79                -
   General corporate expenses                                                                                (23)             (25)
                                                                                                      -----------      -----------
                                                                                                      $      175       $       91
                                                                                                      ===========      ===========

EQUITY INCOME
   Arch Mineral Corporation                                                                           $        2       $        3
   Other                                                                                                       2                3
                                                                                                      -----------      -----------
                                                                                                      $        4       $        6
                                                                                                      ===========      ===========

OPERATING INFORMATION
   Petroleum
     Product sales (thousand barrels per day) (1)                                                          387.0            360.0
     Refining inputs (thousand barrels per day) (2)                                                        378.2            321.9
     Value of products manufactured per barrel                                                        $    22.05       $    21.45
     Input cost per barrel                                                                                 18.00            17.55
                                                                                                      -----------      -----------
     Refining margin per barrel                                                                       $     4.05       $     3.90
   SuperAmerica
     Product sales (thousand barrels per day)                                                               75.3             72.5
     Merchandise sales                                                                                $      139       $      132
   Valvoline lubricant sales (thousand barrels per day) (1)                                                 20.1             17.6
   APAC construction backlog
     At end of period                                                                                 $      616       $      523
     Decrease during period                                                                           $      (56)      $      (31)
   Ashland Coal, Inc. (3)
     Tons sold (millions)                                                                                    6.0              5.5
     Sales price per ton                                                                              $    27.32       $    28.46
   Arch Mineral Corporation (3)
     Tons sold (millions)                                                                                    6.9              7.4
     Sales price per ton                                                                              $    25.85       $    26.84
   Exploration
     Net daily production
       Natural gas (million cubic feet) (1)                                                                111.0             88.9
       Nigerian crude oil (thousand barrels)                                                                18.2             19.4
     Sales price
       Natural gas (per thousand cubic feet)                                                          $     2.18       $     1.86
       Nigerian crude oil (per barrel)                                                                $    16.21       $    15.85

----------------------------------------------------------------------------------------------------------------------------------
(1)  Includes intersegment sales.
(2)  Includes crude oil and other purchased feedstocks.
(3)  Ashland's ownership interest is 55% in Ashland Coal and 50% in Arch Mineral.

-------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

         Ashland recorded net income of $87 million for the first quarter of fiscal 1996, compared to $35 million for the first quarter of fiscal 1995. Operating income for the current quarter totaled $175 million, compared to $91 million for last year's December quarter. Results for the quarter just ended included operating income of $73 million ($48 million after income taxes) from the settlement of Ashland Exploration's claims in the bankruptcy reorganization of Columbia Gas Transmission and Columbia Gas Systems. Excluding this unusual item, net income increased 13%, reflecting mixed operating results. In addition to improved earnings from Ashland Exploration, Valvoline and APAC, Ashland Petroleum reported a substantial increase in operating income this quarter. These positive comparisons were partially offset by reduced earnings from Ashland Chemical, SuperAmerica and Ashland Coal, as well as higher interest costs.

         PETROLEUM

         Operating income for Ashland Petroleum totaled $18 million for the quarter ended December 31, 1995, compared to $2 million for the same period last year. The improvement in earnings reflected an increase in the refining margin (the difference between the value of products manufactured and input cost), higher production and sales volumes, and a decrease in per barrel refining expenses. The refining margin averaged $4.05 a barrel for the first quarter of fiscal 1996, up from last year's first quarter average of $3.90 a barrel, despite an increase of 45 cents a barrel in crude oil and other input costs. Monthly throughput records were set at each of the three refineries, while total throughput averaged 378,200 barrels a day. This represents a 17% improvement compared to the December 1994 quarter, reflecting a general maintenance turnaround at the Canton, Ohio refinery last year, as well as increased refining capacity resulting from prior investments and other efficiency measures. Refining expenses declined 34 cents a barrel when compared to the same quarter last year, due to the increase in throughputs and Ashland Petroleum's ongoing efforts to cut costs and improve efficiency.

         Current conditions in the refining industry are favorable as gasoline demand remains strong and inventories of gasoline and distillate are low. Consequently, Ashland Petroleum should benefit in fiscal 1996 from these favorable industry conditions and its improved competitive position.

         SUPERAMERICA

         SuperAmerica reported operating income of $11 million for the quarter ended December 31, 1995, compared to $18 million for the same period last year. The decrease in earnings reflected a decline in gasoline margins, combined with higher labor and training costs associated with new store openings and a tight labor market. These unfavorable comparisons were partially offset by higher gasoline and merchandise volumes, resulting from the increase in the number of stores in operation this year. In addition, merchandise margins were up slightly in the current quarter. At December 31, 1995, 616 SuperAmerica stores were in operation, compared to 602 stores at December 31, 1994. During the current quarter, 9 new SuperAmerica stores were opened. Also, 4 Rich outlets were opened in the quarter, bringing the total stores in operation to 99 at December 31, 1995.

         VALVOLINE

         For the three months ended December 31, 1995, Valvoline's operating income totaled $12 million, compared to last year's first quarter earnings of $9 million. Valvoline's emphasis on new marketing initiatives and cost-control efforts have aided its recovery from problems experienced during the last half of fiscal 1995. The increase in earnings from last year's first quarter included improved results from most of Valvoline's product lines. An increase in operating income from the lubricant business resulted from higher sales volumes and margins, while improved results from First Recovery, Valvoline's used motor oil collection business, reflected a strengthened market for used oils. Also, Valvoline Instant Oil Change reported record earnings, reflecting higher average car counts and ticket prices, combined with an increase in the number of company-operated quick-lube outlets from 356 at December 31, 1994, to 368 at December 31, 1995.

-------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------------------------------------------

         CHEMICAL

         Ashland Chemical's operating income for the first quarter of fiscal 1996 was $38 million, representing the second best December quarter in its history. However, these results were down from last year's record first quarter earnings of $47 million, due primarily to the exceptionally strong methanol market last year. Partially offsetting such decline, the distribution and specialty chemical groups reported record first quarter earnings. Volumes were up in all of the distribution businesses, while the composite polymers business, a division of the specialty chemicals group, benefited from improved margins due to raw material price reductions.

         APAC

         APAC's construction operations also reported its second best December quarter, with earnings of $23 million for the three months ended December 31, 1995. When compared to last year's first quarter earnings of $20 million, operating income improved 14%, as record revenues were generated in the current quarter by capitalizing on a strong year-end backlog. Backlog at December 31, 1995, totaled $616 million, compared to $523 million at December 31, 1994. With a strong first quarter and an 18% increase in backlog at December 31, the construction operations are well positioned for the spring construction season.

         COAL

         Ashland Coal reported operating income of $17 million for the quarter ended December 31, 1995, compared to $20 million for the same period last year. Record coal sales volumes and a decline in the average cost of coal sold in the current quarter substantially offset the effect of the decrease in the average selling price from the December 1994 quarter. Ashland Coal's average selling price declined from the 1994 level due to the expiration of a sales contract at the end of 1994 and other contract changes, and because of weakness in the markets for coal during 1995. The average selling price is expected to decline again in 1996 due to the expiration of several high-priced, high-volume sales contracts at the end of calendar 1995 and price reopeners under other contracts. Ashland Coal expects its results for calendar 1996 to be materially adversely affected by these factors. Ashland Coal also expects cost reduction initiatives now underway to partially offset the impact of these developments in 1996 and to have even greater positive effects in calendar 1997.

         EXPLORATION

         For the first quarter of fiscal 1996, Ashland Exploration reported income of $79 million, compared to near break-even results for the same period last year. As noted earlier, results for the current quarter included operating income of $73 million from the settlement of Ashland Exploration's claims in the bankruptcy reorganization of Columbia Gas Transmission and Columbia Gas Systems. A 25% increase in natural gas production and a 32 cent increase in the average price per thousand cubic feet also contributed to the improvement in operating income. Natural gas production averaged 111 million cubic feet a day, reflecting in part last year's acquisitions of additional producing properties in Appalachia.

         OTHER INCOME (EXPENSE)

         Interest expense for the quarter ended December 31, 1995, increased $5 million when compared to the same period last year, reflecting higher average outstanding balances for long-term debt.

         Ashland recorded equity income of $2 million from Arch Mineral for the current quarter, compared to $3 million for the three months ended December 31, 1994. Although down from last year's quarter, results from Arch Mineral returned to profitability after consecutive quarters of equity losses in the second half of fiscal 1995. Cost reductions and last year's restructuring of operations contributed to the improvement. The decrease in earnings from last year's quarter was due primarily to lower production and sales volumes. Weak spot markets for the Wyoming and Illinois operations and higher overburden ratios at Arch of West Virginia contributed to the reduction in earnings.

-----------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
-----------------------------------------------------------------------------

FINANCIAL POSITION

         LIQUIDITY

         Ashland's financial position has enabled it to obtain capital for its financing needs and maintain investment grade ratings on its senior debt of Baa1 from Moody's and BBB from Standard & Poor's. Ashland has revolving credit agreements providing for up to $370 million in borrowings, none of which were in use at December 31, 1995. In addition, Ashland Coal has revolving credit agreements providing for up to $500 million in borrowings, of which $30 million was in use at December 31, 1995. At that date, Ashland could issue an additional $154 million in medium-term notes under a shelf registration should future opportunities or needs arise. Ashland and Ashland Coal also have access to various uncommitted lines of credit and commercial paper markets, and had short-term notes and commercial paper of $146 million outstanding at December 31, 1995. While certain debt agreements contain covenants restricting the amount by which Ashland can increase its indebtedness, such indebtedness could have been increased by up to $1.22 billion at December 31, 1995.

         Cash and cash equivalents at December 31, 1995, were $62 million, compared to $52 million at September 30, 1995. Cash flows from operations, a major source of Ashland's liquidity, amounted to $162 million for the three months ended December 31, 1995, compared to $104 million for the three months ended December 31, 1994. This increase resulted from the proceeds Ashland received from the bankruptcy settlement previously discussed.

         Working capital at December 31, 1995, was $544 million, compared to $481 million at September 30, 1995, and $494 at December 31, 1994. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 78% of current liabilities at December 31, 1995, and September 30, 1995. Ashland's working capital is significantly affected by its use of the LIFO method of inventory valuation, which valued such inventories at $432 million below their replacement costs at December 31, 1995.

         CAPITAL RESOURCES

         For the three months ended December 31, 1995, property additions amounted to $74 million, compared to $117 million for the same period last year. Property additions (including exploration costs and geophysical expenses) and cash dividends for the remainder of fiscal 1996 are estimated at $474 million and $71 million, respectively. Ashland anticipates meeting its remaining 1996 capital requirements for property additions and dividends from internally generated funds. However, external financing may be necessary to provide funds for the remaining contractual maturities of $56 million for long-term debt or for acquisitions.

         Ashland's capital employed at December 31, 1995, consisted of debt (51%), deferred income taxes (1%), minority interest (5%), convertible preferred stock (7%), and common stockholders' equity (36%). Debt as a percent of capital employed was 51% at December 31, 1995, compared to 53% at September 30, 1995. At December 31, 1995, long-term debt included $64 million of floating-rate debt, and the interest rates on an additional $465 million of fixed-rate debt were converted to floating rates through interest rate swap agreements. As a result, future interest costs will fluctuate based on short-term interest rates in 1996 on $529 million of Ashland's consolidated long-term debt, as well as on any short-term notes and commercial paper.

         At December 31, 1995, Ashland could issue up to an additional $49 million in common stock under a shelf registration. During the quarter ended December 31, 1995, no shares were issued under this registration.

-------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------------------------------------------

ENVIRONMENTAL MATTERS

         Federal, state and local laws and regulations relating to the protection of the environment have resulted in higher operating costs and capital investments by the industries in which Ashland operates. Because of the continuing trends toward greater environmental awareness and increasing regulations, Ashland believes that expenditures for environmental compliance will continue to have a significant effect on the conduct of its businesses. Although it cannot accurately predict how these developments will affect future operations and earnings, Ashland believes the nature and significance of its costs will be comparable to those of its competitors in the petroleum, chemical and extractive industries. For information regarding environmental expenditures and reserves, see the "Miscellaneous - Governmental Regulation and Action - Environmental Protection" section of Ashland's Form 10-K.

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



PART II - OTHER INFORMATION
----------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

Environmental Proceedings - (1) As of September 30, 1995, Ashland was subject to 84 notices received from the USEPA identifying Ashland as a "potentially responsible party" ("PRP") under Superfund for potential joint and several liability for cleanup costs in connection with alleged releases of hazardous substances from various waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the USEPA in accordance with procedures established under Superfund regulations, in which Ashland may be participating as a member of various PRP groups. Generally, the type of relief sought by the USEPA includes remediation of contaminated soil and/or groundwater, reimbursement for the costs of site cleanup or oversight expended by the USEPA, and/or long-term monitoring of environmental conditions at the sites. Ashland also receives notices from state environmental agencies pursuant to similar state legislation. Ashland carefully monitors the investigatory and remedial activity at many of these sites. Based on its experience with site remediation, its familiarity with current environmental laws and regulations, its analysis of the specific hazardous substances at issue, the existence of other financially viable PRPs and its current estimates of investigatory, clean-up and monitoring costs at each site, Ashland believes that its liability at these sites, either individually or in the aggregate, after taking into account established reserves, will not have a material adverse effect on Ashland's consolidated financial position, cash flow or liquidity but could have a material adverse effect on results of operations in a particular quarter or fiscal year. Estimated costs for these matters are recognized in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.

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

(3) On or about April 21, 1995, Ashland received an Administrative Complaint and a Notice of Proposed Assessment of Administrative Civil Penalty from the USEPA - Region IV. The Complaint alleges that Ashland missed its April 1, 1994 interim construction deadline and maintained insufficient records regarding construction of a wastewater system at its Catlettsburg, Kentucky refinery. The USEPA is seeking an administrative civil penalty of $162,500 for these alleged violations. Ashland filed an Answer and has requested an administrative hearing on the merits of the complaint.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Ashland's Annual Meeting of Shareholders was held on January 25, 1996, at the Ashland Petroleum Executive Office Building, Ashland Drive, Russell, Kentucky at 10:30 a.m.

(b) Ashland's shareholders at said meeting elected 5 directors:

                                                Votes

                                   Affirmative       Withheld

James E. Bolger                     53,236,637       2,888,208
Frank C. Carlucci                   53,136,345       2,926,745
James B. Farley                     53,247,272       2,882,021
James R. Rinehart                   53,245,144       2,867,508
W. L. Rouse, Jr.                    53,229,847       2,876,348

    Directors who continued in office: Jack S. Blanton, Samuel C. Butler, Paul W. Chellgren, Edmund B. Fitzgerald, Ralph E. Gomory, Mannie L. Jackson, John R. Hall, Patrick F. Noonan, Jane C. Pfeiffer, Michael D. Rose and Dr. Robert B. Stobaugh. James W. Vandeveer, a director of Ashland since 1964, retired at the Annual Meeting.

(c) Ashland's shareholders at said meeting ratified the appointment of Ernst & Young LLP as independent auditors for fiscal year 1996 by a vote of 55,214,043 affirmative to 673,689 negative and 219,485 abstention votes.

(d) The results of voting on a shareholder proposal for the Board of Directors to take steps necessary to require that at future elections of directors all directors be elected annually were 28,037,900 negative to 23,573,386 affirmative and 906,247 abstention and 3,589,683 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

27    Financial Data Schedule

(b)      Reports on Form 8-K

A report on Form 8-K was filed on January 25, 1996 to announce that John R. Hall, Ashland's chairman and chief executive officer will retire as chief executive officer October 1, 1996 and retire as chairman of the board in January 1997 and that Paul W. Chellgren, Ashland's President and Chief Operating Officer, will succeed Mr. Hall in both capacities.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  Ashland  Inc.
                                        ------------------------------
                                                  (Registrant)




                                           /s/  Kenneth L. Aulen
Date   February 14, 1996                ------------------------------
                                        Kenneth L. Aulen
                                        Administrative Vice President and
                                           Controller
                                        (Chief Accounting Officer)




Date   February 14, 1996                   /s/  Thomas L. Feazell
                                        ------------------------------
                                        Thomas L. Feazell
                                        Senior Vice President,
                                        General Counsel and Secretary