Form 10-Q
period 1996-03-31
ASHLAND INC
filed 1996-05-14
CIK 7694

============================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

           Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                          Commission file number 1-2918

                                 ASHLAND INC.

                           (a Kentucky corporation)

                             I.R.S. No. 61-0122250
                              1000 Ashland Drive

                            Russell, Kentucky 41169

                       Telephone Number: (606) 329-3333

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

At April 30, 1996, there were 64,192,399 shares of Registrant's Common Stock outstanding. One-half of one Right to purchase one-tenth of a share of Cumulative Preferred Stock, Series of 1987 accompanies each outstanding share of Registrant's Common Stock.

============================================================================

                                                    PART I - FINANCIAL INFORMATION

- -----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

- -----------------------------------------------------------------------------------------------------------------------------------
                                                                             Three months ended                 Six months ended
                                                                                  March 31                          March 31
                                                                          ---------------------------       -----------------------
(In millions except per share data)                                            1996           1995           1996            1995
- -----------------------------------------------------------------------------------------------------------------------------------
REVENUES
    Sales and operating revenues (including excise taxes)                 $   3,072      $   2,735      $   6,151       $   5,659
    Other                                                                        25             22            119  (1)         37
                                                                          ----------     ----------     ----------      ----------
                                                                              3,097          2,757          6,270           5,696
COSTS AND EXPENSES
    Cost of sales and operating expenses                                      2,395          2,120          4,745           4,333
    Excise taxes on products and merchandise                                    251            237            489             480
    Selling, general and administrative expenses                                297            280            586             552
    Depreciation, depletion and amortization                                     97             96            195             191
    General corporate expenses                                                   24             20             47              45
                                                                          ----------     ----------     ----------      ----------
                                                                              3,064          2,753          6,062           5,601
                                                                          ----------     ----------     ----------      ----------

OPERATING INCOME                                                                 33              4            208              95

OTHER INCOME (EXPENSE)
    Interest expense (net of interest income)                                   (42)           (41)           (86)            (78)
    Equity income                                                                 6              4             11               9
                                                                          ----------     ----------     ----------      ----------

INCOME (LOSS) BEFORE INCOME TAXES
AND MINORITY INTEREST                                                            (3)           (33)           133              26
    Income taxes                                                                  1              9            (42)             (7)
    Minority interest in earnings of subsidiaries                                 -             (5)            (6)            (13)
                                                                          ----------     ----------     ----------      ----------

NET INCOME (LOSS)                                                                (2)           (29)            85  (1)          6
    Dividends on convertible preferred stock                                     (5)            (5)            (9)             (9)
                                                                          ----------     ----------     ----------      ----------

INCOME (LOSS) AVAILABLE TO COMMON SHARES                                  $      (7)     $     (34)     $      76       $      (3)
                                                                          ==========     ==========     ==========      ==========

EARNINGS (LOSS) PER SHARE - Note F
    Primary                                                               $    (.11)     $    (.55)     $    1.18  (1)  $    (.05)
    Assuming full dilution                                                $    (.11)     $    (.55)     $    1.15       $    (.05)


DIVIDENDS PAID PER COMMON SHARE                                           $    .275      $    .275      $     .55       $     .55

- -----------------------------------------------------------------------------------------------------------------------------------
(1)  Includes a gain of $73 million  ($48 million or 74 cents a share after income taxes)  resulting from the settlement of Ashland  Exploration's claims in the bankruptcy  reorganization  of Columbia Gas Transmission and Columbia Gas Systems.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

- ------------------------------------------------------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
- ------------------------------------------------------------------------------------------------------------------------------
                                                                               March 31        September 30         March 31
(In millions)                                                                      1996                1995             1995
- ------------------------------------------------------------------------------------------------------------------------------

                               ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                 $      70            $     52        $      60
    Accounts receivable                                                           1,662               1,600            1,432
    Allowance for doubtful accounts                                                 (25)                (25)             (23)
    Construction completed and in progress                                           19                  42               20
    Inventories - Note B                                                            810                 726              812
    Deferred income taxes                                                            89                  90               73
    Other current assets                                                            112                  90              134
                                                                              ----------           ---------       ----------
                                                                                  2,737               2,575            2,508
INVESTMENTS AND OTHER ASSETS
    Investments in and advances to unconsolidated affiliates                        153                 145              154
    Investments of captive insurance companies                                      194                 192              188
    Cost in excess of net assets of companies acquired                              104                 107               86
    Other noncurrent assets                                                         410                 403              440
                                                                              ----------           ---------       ----------
                                                                                    861                 847              868
PROPERTY, PLANT AND EQUIPMENT
    Cost                                                                          7,159               7,078            7,042
    Accumulated depreciation, depletion and amortization                         (3,601)             (3,508)          (3,449)
                                                                              ----------           ---------       ----------
                                                                                  3,558               3,570            3,593
                                                                              ----------           ---------       ----------
                                                                              $   7,156            $  6,992        $   6,969
                                                                              ==========           =========       ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Debt due within one year                                                  $     321            $    272        $     333
    Trade and other payables                                                      1,910               1,778            1,656
    Income taxes                                                                     40                  44               39
                                                                              ----------           ---------       ----------
                                                                                  2,271               2,094            2,028
NONCURRENT LIABILITIES
    Long-term debt (less current portion)                                         1,749               1,828            1,809
    Employee benefit obligations                                                    630                 613              597
    Reserves of captive insurance companies                                         183                 169              191
    Deferred income taxes                                                            33                  49              113
    Other long-term liabilities and deferred credits                                404                 405              436
    Commitments and contingencies - Note C
                                                                              ----------           ---------       ----------
                                                                                  2,999               3,064            3,146

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                      176                 179              173

STOCKHOLDERS' EQUITY
    Convertible preferred stock                                                     293                 293              293
    Common stockholders' equity                                                   1,417               1,362            1,329
                                                                              ----------           ---------       ----------
                                                                                  1,710               1,655            1,622
                                                                              ----------           ---------       ----------

                                                                              $   7,156            $  6,992        $   6,969
                                                                              ==========           =========       ==========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                                  3

- ----------------------------------------------------------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS' EQUITY
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Loan to
                                                                                                leveraged
                                                                                                 employee
                                                                                                    stock
                                                                                                ownership
                                                       Common       Paid-in      Retained            plan
(In millions)                                           stock       capital      earnings         (LESOP)     Other         Total
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCE  AT OCTOBER 1, 1994                           $    61       $   159      $  1,126      $      (33)   $  (11)     $  1,302
   Net income                                                                           6                                       6
   Dividends
     Preferred stock                                                                   (9)                                     (9)
     Common stock                                                                     (33)                                    (33)
   Issued common stock under
     Acquisition of operations
       of other companies                                   1            39                                                    40
     Stock incentive plans                                                4                                                     4
   LESOP loan repayments                                                                               11                      11
   Other changes                                                                                                  8             8
                                                      --------      --------     ---------     -----------   -------     ---------
BALANCE AT MARCH 31, 1995                             $    62       $   202      $  1,090      $      (22)   $   (3)     $  1,329
                                                      ========      ========     =========     ===========   =======     =========


BALANCE AT OCTOBER 1, 1995                            $    64       $   256      $  1,063      $      (11)   $  (10)     $  1,362
   Net income                                                                          85                                      85
   Dividends
     Preferred stock                                                                   (9)                                     (9)
     Common stock                                                                     (35)                                    (35)
   Issued common stock under stock
     incentive plans                                                      4                                                     4
   LESOP loan repayments                                                                               11                      11
   Other changes                                                                                                 (1)           (1)
                                                      --------      --------     ---------     -----------   -------     ---------
BALANCE AT MARCH 31, 1996                             $    64       $   260      $  1,104      $        -    $  (11)     $  1,417
                                                      ========      ========     =========     ==========    =======     =========




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                                  4

- -----------------------------------------------------------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Six months ended
                                                                                                                   March 31
                                                                                                        ----------------------------
(In millions)                                                                                              1996             1995
- ------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS
    Net income                                                                                         $     85         $      6
    Expense (income) not affecting cash
      Depreciation, depletion and amortization (1)                                                          200              197
      Deferred income taxes                                                                                 (14)              13
      Other noncash items                                                                                    15                4
    Change in operating assets and liabilities (2)                                                          (10)            (102)
                                                                                                       ---------        ---------
                                                                                                            276              118

CASH FLOWS FROM FINANCING
    Proceeds from issuance of long-term debt                                                                  1              273
    Proceeds from issuance of capital stock                                                                   4                1(3)
    Loan repayment from leveraged employee stock ownership plan                                              11               11
    Repayment of long-term debt                                                                             (51)             (15)
    Increase in short-term debt                                                                              21               92
    Dividends paid                                                                                          (46)             (44)
                                                                                                       ---------        ---------
                                                                                                            (60)             318

CASH FLOWS FROM INVESTMENT
    Additions to property, plant and equipment                                                             (178)            (218)
    Purchase of operations - net of cash acquired                                                           (24)            (192)(3)
    Proceeds from sale of operations                                                                          1                5
    Investment purchases (4)                                                                               (225)            (262)
    Investment sales and maturities (4)                                                                     223              248
    Other-net                                                                                                 5                3
                                                                                                       ---------        ---------
                                                                                                           (198)            (416)
                                                                                                       ---------        ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                                                        18               20

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                              52               40
                                                                                                       ---------        ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                              $     70         $     60
                                                                                                       =========        =========

- ----------------------------------------------------------------------------------------------------------------------------------
(1)  Includes amounts charged to general corporate expenses.
(2)  Excludes changes resulting from operations acquired or sold.
(3)  Excludes $41 million of common stock issued in acquisitions.
(4)  Represents primarily investment transactions of captive insurance companies.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

- -------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

NOTE A - GENERAL

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end audit adjustments which may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 1995. Results of operations for the periods ended March 31, 1996, are not necessarily indicative of results to be expected for the year ending September 30, 1996.

NOTE B - INVENTORIES

          --------------------------------------------------------------------------------------------------------------------
                                                                            March 31        September 30            March 31
          (In millions)                                                         1996                1995                1995
          --------------------------------------------------------------------------------------------------------------------
          Crude oil                                                          $   342              $  285              $  308
          Petroleum products                                                     354                 284                 349
          Chemicals and other products                                           523                 491                 492
          Materials and supplies                                                  68                  66                  68
          Excess of replacement costs over LIFO carrying values                 (477)               (400)               (405)
                                                                             --------             -------             -------
                                                                             $   810              $  726              $  812
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

         In addition, Ashland and its subsidiaries are parties to numerous claims and lawsuits (some of which are for substantial amounts). While these actions are being contested, the outcome of individual matters is not predictable with assurance. Although any actual liability is not determinable as of March 31, 1996, Ashland believes that any liability resulting from these matters, after taking into consideration Ashland's insurance coverages and amounts already provided for, should not have a material adverse effect on Ashland's consolidated financial position.

- -------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------
NOTE D - ACQUISITIONS

         During the six months ended March 31, 1996, Ashland acquired various chemical distribution and specialty chemical businesses, a road paving business, and certain oil and gas producing properties. These acquisitions were accounted for as purchases and did not have a significant effect on Ashland's consolidated financial statements.

NOTE E - EMPLOYEE BENEFIT PLANS

         As of March 31, 1996, all shares held by the leveraged employee stock ownership plan (LESOP) had been allocated to employees' accounts and the LESOP loan had been fully repaid. For LESOP participants, Ashland has increased its contributions to the Employee Savings Plan from 20% to 70% of employee contributions up to 6% of their qualified earnings. The increased company contributions will be in the form of Ashland Common Stock. Ashland's costs under this new program are estimated to be comparable to its costs under the LESOP.

NOTE F - COMPUTATION OF EARNINGS (LOSS) PER SHARE

           ------------------------------------------------------------------------------------------------------------------
                                                                          Three months ended            Six months ended
                                                                               March 31                     March 31
                                                                         ----------------------       -----------------------
           (In millions except per share data)                               1996        1995             1996         1995
           ------------------------------------------------------------------------------------------------------------------
           PRIMARY EARNINGS (LOSS) PER SHARE
           Income (loss) available to common shares
              Net income (loss)                                          $     (2)    $    (29)        $     85     $      6
              Dividends on convertible preferred stock                         (5)          (5)              (9)          (9)
                                                                         ---------    ---------        ---------    ---------
                                                                         $     (7)    $    (34)        $     76     $     (3)
                                                                         =========    =========        =========    =========
           Average common shares and equivalents outstanding                   64           61               64           61
                                                                         =========    =========        =========    =========
           Earnings (loss) per share                                     $   (.11)    $   (.55)        $   1.18     $   (.05)
                                                                         =========    =========        =========    =========
- -----------------------------------------------------------------------------------------------------------------------------
           EARNINGS (LOSS) PER SHARE
              ASSUMING FULL DILUTION
           Income (loss) available to common shares
              Net income (loss)                                          $     (2)    $    (29)        $     85     $      6
              Dividends on convertible preferred stock                         (5)          (5)               -           (9)
              Interest on convertible debentures (net of income taxes)          -            -                2            -
                                                                         ---------    ---------        ---------    ---------
                                                                         $     (7)    $    (34)        $     87     $     (3)
                                                                         =========    =========        =========    =========

           Average common shares and equivalents outstanding                   64           61               64           61
           Common shares issuable upon
              Conversion of debentures                                          -            -                3            -
              Conversion of preferred stock                                     -            -                9            -
                                                                         ---------    ---------        ---------    ---------
                                                                               64           61               76           61
                                                                         =========    =========        =========    =========

           Earnings (loss) per share                                     $  (.11)     $   (.55)        $   1.15     $   (.05)
                                                                         =========    =========        =========    =========

                                                                  7

- -----------------------------------------------------------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                      Three months ended                    Six months ended
                                                                           March 31                             March 31
                                                                 -----------------------------       ------------------------------
(Dollars in millions except as noted)                                   1996            1995                1996             1995
- -----------------------------------------------------------------------------------------------------------------------------------
SALES AND OPERATING REVENUES
   Petroleum                                                      $    1,375      $    1,122          $    2,607       $    2,350
   SuperAmerica                                                          445             404                 901              846
   Valvoline                                                             265             238                 540              506
   Chemical                                                              909             887               1,795            1,705
   APAC                                                                  181             176                 510              451
   Coal                                                                  139             152                 303              308
   Exploration                                                            66              45                 122               93
   Intersegment sales                                                   (308)           (289)               (627)            (600)
                                                                  -----------     -----------         -----------      -----------
                                                                  $    3,072      $    2,735          $    6,151       $    5,659
                                                                  ===========     ===========         ===========      ===========
OPERATING INCOME
   Petroleum                                                      $      (16)     $      (51)         $        2       $      (49)
   SuperAmerica                                                            6               6                  17               23
   Valvoline                                                               8               2                  20               11
                                                                  -----------     -----------         -----------      -----------
     Total Refining and Marketing Group                                   (2)            (43)                 39              (15)
   Chemical                                                               43              53                  81              100
   APAC                                                                    -               1                  23               21
   Coal                                                                    6              14                  23               34
   Exploration                                                            10              (1)                 89                -
   General corporate expenses                                            (24)            (20)                (47)             (45)
                                                                  -----------     -----------         -----------      -----------
                                                                  $       33      $        4          $      208       $       95
                                                                  ===========     ===========         ===========      ===========
EQUITY INCOME
   Arch Mineral Corporation                                       $        4      $        -          $        5       $        3
   Other                                                                   2               4                   6                6
                                                                  -----------     -----------         -----------      -----------
                                                                  $        6      $        4          $       11       $        9
                                                                  ===========     ===========         ===========      ===========
OPERATING INFORMATION
   Petroleum
     Product sales (thousand barrels per day) (1)                      365.8           344.8               376.5            352.5
     Refining inputs (thousand barrels per day) (2)                    342.6           338.1               360.5            329.9
     Value of products manufactured per barrel                    $    23.58      $    21.08          $    22.78       $    21.26
     Input cost per barrel                                             19.85           18.48               18.88            18.02
                                                                  -----------     -----------         -----------      -----------
     Refining margin per barrel                                   $     3.73      $     2.60          $     3.90       $     3.24
   SuperAmerica
     Product sales (thousand barrels per day)                           71.0            68.0                73.1             70.3
     Merchandise sales                                            $      134      $      123          $      273       $      256
   Valvoline lubricant sales (thousand barrels per day) (1)             17.8            18.0                19.1             17.6
   APAC construction backlog
     At end of period                                             $      664      $      599          $      664       $      599
     Increase (decrease) during period                            $       48      $       76          $       (8)      $       45
   Ashland Coal, Inc. (3)
     Tons sold (millions)                                                5.2             5.5                11.2             10.9
     Sales price per ton                                          $    26.57      $    27.81          $    26.97       $    28.14
   Arch Mineral Corporation (3)
     Tons sold (millions)                                                7.3             6.8                14.2             14.1
     Sales price per ton                                          $    24.95      $    26.44          $    25.39       $    26.65
   Exploration
     Net daily production
       Natural gas (million cubic feet) (1)                            113.5           102.4               112.3             95.6
       Nigerian crude oil (thousand barrels)                            17.3            16.4                17.7             17.9
     Sales price
       Natural gas (per thousand cubic feet)                      $     2.88      $     1.93          $     2.53       $     1.90
       Nigerian crude oil (per barrel)                            $    18.17      $    15.94          $    17.16       $    15.89

- -----------------------------------------------------------------------------------------------------------------------------------
(1)  Includes intersegment sales.
(2)  Includes crude oil and other purchased feedstocks.
(3)  Ashland's ownership interest is 56% in Ashland Coal and 50% in Arch
     Mineral.

- ------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
- ------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

         This (Form  10-Q)   contains  forward-looking   statements  within
         the meaning  of  Section  27A  of the  Securities  Act of 1933 and
         Section 21E of the Securities Exchange Act of 1934, which includes information concerning the outlook of Ashland Petroleum
         for the remainder of the fiscal year,  the  prospects   of  APAC's
         construction operations for the remainder of 1996 and Ashland Coal's prospective earnings for 1996 and 1997. Although Ashland believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such statements will be achieved. Important factors which could cause actual
         results  to  differ   materially  from  those  contained  in  such
         statements are discussed below.

         Ashland's operations are affected by domestic and international political, legislative, regulatory and legal actions. Such actions may include changes in the policies of the Organization of Petroleum Exporting Countries ("OPEC") or other developments involving or effecting oil-producing countries, including military conflict, embargoes, internal instability or actions or reactions of the government of the United States in anticipation of or in response to such actions.

         Domestic and international economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, as well as changes in the availability and market prices of crude oil, natural gas and petroleum products, can also have a significant effect on Ashland's operations. While Ashland maintains reserves for anticipated liabilities and carries various levels of insurance, Ashland could be affected by civil, criminal, regulatory or administrative actions, claims or proceedings. In addition, climate and weather can significantly affect Ashland in several of its operations such as its construction, natural gas, heating oil and coal businesses. Other factors and risks affecting Ashland's revenues and operations are contained in Ashland's Form 10-K for fiscal year ended September 30, 1995, which is on file with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

         CURRENT QUARTER - Ashland recorded a net loss of $2 million for the three months ended March 31, 1996, compared to a loss of $29 million for the same period last year. Operating income for the quarter just ended totaled $33 million, compared to $4 million for last year's second quarter. The increase in earnings was due primarily to substantial improvements in operating income from Ashland Petroleum, Valvoline and Ashland Exploration. These positive comparisons were partially offset by lower earnings from Ashland Chemical and Ashland Coal. Although down from the March 1995 quarter, Ashland Chemical had its second-best March quarter ever, as the unfavorable comparison resulted from the extraordinarily high methanol prices last year.

         YEAR-TO-DATE - Net income for the six months ended March 31, 1996, amounted to $85 million, compared to $6 million for the six months ended March 31, 1995. Results for the current year included operating income of $73 million ($48 million after income taxes) from the settlement of Ashland Exploration's claims in the bankruptcy reorganization of Columbia Gas Transmission and
         Columbia Gas Systems. Excluding this unusual item, net income increased $31 million, primarily reflecting the same factors described in the quarter comparison, partially offset by lower profits from SuperAmerica and an increase in interest expense.

         PETROLEUM

         CURRENT QUARTER - Ashland Petroleum reported an operating loss of $16 million for the quarter ended March 31, 1996, compared to a loss of $51 million for the same period last year. An increase in the refining margin (the difference between the value of products manufactured and input cost) was the primary factor for the improvement in earnings. The refining margin averaged $3.73 a barrel for the second quarter of fiscal 1996, compared to $2.60 a barrel in the March 1995 quarter. Results for last year were negatively impacted by the second warmest winter on record and the market confusion surrounding the introduction of reformulated gasoline. Although margins improved from last year, the current quarter was still adversely affected by rapidly rising crude oil costs in March and refinery unit

- -------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
- -------------------------------------------------------------------------------

         PETROLEUM (CONTINUED)

         outages in January and February, that temporarily reduced crude oil runs. During March, the price of West Texas Intermediate crude oil on the New York Mercantile Exchange increased sharply, beginning the month at $19.44 a barrel and peaking at $24.34 a barrel before closing at $21.47 a barrel.

         During the current quarter, Ashland Petroleum experienced a 17-day strike by the Oil, Chemical and Atomic Workers (OCAW) union at Ashland's largest refinery in Catlettsburg, Ky. Normal refinery operations were continued during this period due to the dedicated efforts of supervisory personnel until a new agreement was reached. The provisions of the new OCAW contract will provide more flexibility in the operation of the refinery which should enhance Ashland Petroleum's competitive position.

         YEAR-TO-DATE - For the six months ended March 31, 1996, Ashland Petroleum recorded operating income of $2 million, compared to an operating loss of $49 million for the same period last year. The majority of the increase in earnings was attributed to a rise in the refining margin to $3.90 a barrel this year, compared to $3.24 a barrel last year. Throughput volumes were also up for the year-to-date period with most of the increase attributable to record throughputs in the first quarter of this year, combined with reduced throughputs in the first quarter of last year when the Canton, Ohio refinery had a general maintenance turnaround. Refining expenses declined 14 cents a barrel compared to the first six months of last year, due to the increased throughput and ongoing efforts to cut costs and improve efficiency.

         The outlook for the remainder of the fiscal year is good as crude oil prices are expected to recede to levels more typical of the past few years. Although world crude oil demand is increasing, production capacity is keeping pace and Ashland expects no basic shifts in the supply and demand balance that would sustain higher prices over the long term. U.S. gasoline demand is strong and inventories are low relative to prior years. Also, the futures market is expecting strong gasoline margins throughout the summer months which should support improved refining margins.

         SUPERAMERICA

         CURRENT QUARTER - Operating income for the second quarter of fiscal 1996 totaled $6 million, essentially even with the earnings for the second quarter of fiscal 1995. Average retail gasoline margins were about equal with last year's March quarter despite being compressed late in the current quarter by the higher wholesale prices associated with March's rapid rise in crude oil prices. Operating expenses for the March quarter were higher, reflecting an increase in costs associated with SuperAmerica's ongoing expansion program. These increased costs were offset by higher gasoline and merchandise volumes, due to an increase of 33 stores in operation since March 31, 1995.

         YEAR-TO-DATE - For the six months ended March 31, 1996, SuperAmerica's operating income of $17 million declined $6 million from the same period last year. The decrease in earnings reflected lower gasoline margins and increased operating expenses, partially offset by higher sales volumes. The increases in operating expenses and sales volumes reflect the same factors described in the quarter comparison. During the first six months of the fiscal year, SuperAmerica opened 25 new and rebuilt retail outlets. Of these, 17 were new SuperAmerica stores and four were new Rich Oil outlets. Net of closures for rebuilds, economic and other reasons, 625 SuperAmerica and 100 Rich Oil units were in operation at March 31, 1996, compared with 598 and 94 at March 31, 1995.

         VALVOLINE

         CURRENT QUARTER - For the three months ended March 31, 1996, operating income for Valvoline totaled $8 million, compared to $2 million for the same period last year. The improvement in earnings primarily reflected higher branded motor oil margins, combined with increased automotive chemical and R-12 refrigerant sales volumes and margins. Valvoline Instant Oil Change (VIOC) reported record March quarter earnings, as did First Recovery, Valvoline's used motor oil collection business. An

- -------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
- -------------------------------------------------------------------------------

         VALVOLINE (CONTINUED)

         increase in the number of VIOC company operated quick lube outlets from 358 at March 31, 1995, to 368 at March 31, 1996, combined with higher average car counts and ticket prices, contributed to VIOC's profit improvement.

         YEAR-TO-DATE - For the six months ended March 31, 1996, Valvoline reported operating income of $20 million, compared to $11 million for the same period last year. The increase in earnings reflected the same factors described in the quarterly comparison.

         CHEMICAL

         CURRENT QUARTER - Ashland Chemical's operating income for the three months ended March 31, 1996, amounted to $43 million, representing its second best March quarter ever. However, these results were down from fiscal 1995's record second quarter earnings of $53 million, due to extraordinarily high methanol prices last year. Excluding methanol profits from both quarters, operating income was ahead of last year, as record second quarter earnings from the specialty chemical group more than offset a modest decline from the distribution businesses. Last year's acquisition of certain parts of Aristech Chemical Corporation and other previous acquisitions were key factors in growing profits from specialty chemicals.

         During the current quarter, Ashland Chemical acquired the shares of Sociedad Italo Espanola de Resinas, S.A. (SIER, S.A.), a Spanish unsaturated polyester resins manufacturer. One of three acquisitions completed during the quarter, SIER provides Ashland Chemical's Composite Polymers Division with its first manufacturing facility in Europe and is part of an ongoing strategy to expand internationally.

         YEAR-TO-DATE - For the six months ended March 31, 1996, operating income totaled $81 million, compared to $100 million for the same period last year. The decline in earnings reflected the exceptionally strong methanol market in 1995, combined with significant decreases from all of the other petrochemical product lines, reflecting higher feedstock costs. Partially offsetting these declines, the specialty chemical group is having a record year with Composite Polymers and Electronic Chemicals leading the way.

         APAC

         CURRENT QUARTER - For the second quarter of fiscal 1996, APAC's construction operations reported slightly better than break-even results despite severe winter operating conditions and the normal seasonal slowdown in construction activity. Earnings for this year's March quarter exceeded winter costs which are normally deferred and amortized over the last half of the fiscal year. Operating income of $1 million for the March 1995 quarter included a gain on the sale of an aggregate facility.

         YEAR-TO-DATE - For the six months ended March 31, operating income totaled $23 million this year, compared to $21 million last year. The increase in earnings reflected record revenues in the December quarter. Backlog at March 31, 1996 of $664 million represented a record for this date and an increase of 11% from the $599 million at March 31, 1995. With a strong backlog and no deferred winter costs to amortize, Construction's outlook is bright for the rest of the year.

         COAL

         CURRENT QUARTER - Ashland Coal's operating income totaled $6 million for the quarter ended March 31, 1996, compared to $14 million for the same quarter last year. Results for the current quarter reflected the adverse effects of the expiration of attractively priced contracts with Cincinnati Gas & Electric Company (CG&E) on December 31, 1995, and charges of $4 million related to Ashland Coal's restructuring of its corporate and subsidiary support functions. In addition, severe winter weather adversely affected rail service and surface mine production. Production and earnings were also

- -------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
- -------------------------------------------------------------------------------
         COAL (CONTINUED)

         negatively impacted by a contract miner's unexpected withdrawal of highwall mining systems from two West Virginia surface mines during the current quarter. Ashland Coal has announced that it expects the lost production will be replaced during the third quarter of this fiscal year, but possibly at slightly higher costs. The current quarter restructuring is expected to generate savings over the balance of calendar 1996 at least equal to the restructuring charges recorded this quarter.

         YEAR-TO-DATE - For the six months ended March 31, 1996, operating income amounted to $23 million, compared to $34 million for the same period last year. The decrease in earnings reflected the same factors described in the quarterly comparison. Ashland Coal has announced that it expects results for calendar 1996 to be much lower than in 1995, primarily due to the expiration of the CG&E contracts and price reopeners under other contracts, and the other adverse factors that affected the March quarter. With full implementation of the operational changes and restructuring efforts, and with planned additional production, Ashland Coal also expects that calendar 1997 earnings will improve from 1996 levels.

         EXPLORATION

         CURRENT QUARTER - Exploration reported operating income of $10 million for the three months ended March 31, 1996, compared to an operating loss of $1 million for the same period last year. Domestic operating income was up $8 million as natural gas prices increased 49% while daily volumes rose 11%. Natural gas production averaged 114 million cubic feet a day, the highest since 1979, reflecting in part last year's acquisition of additional producing properties in Appalachia. Natural gas production has more than doubled since 1990, reflecting successful exploratory drilling in the Gulf of Mexico, accelerated development drilling in Appalachia, and acquisitions. Earnings from foreign operations increased $3 million as last year's second quarter included dry hole costs from an exploratory well offshore Nigeria.

         YEAR-TO-DATE - For the first six months of fiscal 1996, Exploration recorded operating income of $89 million, compared to essentially break-even results for the same period last year. The current year included operating income of $73 million from the settlement of Ashland Exploration's claims in the bankruptcy reorganization of Columbia Gas Transmission and Columbia Gas Systems. A 17% increase in daily natural gas production and a 63 cent increase in the average price per thousand cubic feet of natural gas also contributed to the improvement in operating income. Higher natural gas production, as well as an increase in earnings from foreign operations reflected the same factors described in the quarter comparison.

         GENERAL CORPORATE EXPENSES

         For the quarter ended March 31, 1996, general corporate expenses totaled $24 million, compared to $20 million for the March 1995 quarter. This year's results reflected higher incentive compensation costs.

         OTHER INCOME (EXPENSE)

         For the six months ended March 31, 1996, interest expense totaled $86 million, compared to $78 million for the same period last year. The increase resulted primarily from higher average outstanding debt levels.

         Equity income from Arch Mineral increased $4 million for the quarter and $2 million for the six months ended March 31, 1996. The increase in earnings for the quarter was due primarily to higher production and improved mining costs. Earnings for the year-to-date period reflected favorable mining conditions at the Kentucky and West Virginia operations, combined with reduced SG&A and interest costs. These positive comparisons were partially offset by a decline in profits at the Illinois and Wyoming operations due to lower sales volumes and margins.

- -------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
- -------------------------------------------------------------------------------

FINANCIAL POSITION

         LIQUIDITY

         Ashland's financial position has enabled it to obtain capital for its financing needs and maintain investment grade ratings on its senior debt of Baa1 from Moody's and BBB from Standard & Poor's. Ashland and Ashland Coal have revolving credit agreements providing for borrowings of up to $320 million and $500 million, respectively, none of which were in use at March 31, 1996. At that date, Ashland could issue an additional $154 million in medium-term notes under a shelf registration should future opportunities or needs arise. Ashland and Ashland Coal also have access to various uncommitted lines of credit and commercial paper markets, and had short-term notes and commercial paper of $222 million outstanding at March 31, 1996.

         Cash and cash equivalents at March 31, 1996, were $70 million, compared to $52 million at September 30, 1995. Cash flows from operations, a major source of Ashland's liquidity, amounted to $276 million for the six months ended March 31, 1996, compared to $118 million for the six months ended March 31, 1995. This increase was attributed primarily to lower working capital requirements and the proceeds Ashland received from the bankruptcy settlement previously discussed.

         Working capital at March 31, 1996, was $466 million, compared to $481 million at September 30, 1995, and $480 million at March 31, 1995. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 75% of current liabilities at March 31, 1996, and 78% at September 30, 1995. Ashland's working capital is significantly affected by its use of the LIFO method of inventory valuation, which valued such inventories at $477 million below their replacement costs at March 31, 1996.

         CAPITAL RESOURCES

         For the six months ended March 31, 1996, property additions amounted to $178 million, compared to $218 million for the same period last year. Property additions (including exploration costs and geophysical expenses) and cash dividends for the remainder of fiscal 1996 are estimated at $312 million and $47 million, respectively. Ashland anticipates meeting its remaining 1996 capital requirements for property additions and dividends from internally generated funds. However, external financing may be necessary to provide funds for the remaining contractual maturities of $41 million for long-term debt or for acquisitions.

         Ashland's capital employed at March 31, 1996, consisted of debt (52%), deferred income taxes (1%), minority interest (4%), convertible preferred stock (7%), and common stockholders' equity (36%). Debt as a percent of capital employed was 52% at March 31, 1996, compared to 53% at September 30, 1995. At March 31, 1996, long-term debt included $38 million of floating-rate debt, and the interest rates on an additional $475 million of fixed-rate debt were converted to floating rates through interest rate swap agreements. As a result, future interest costs will fluctuate based on short-term interest rates in 1996 on $513 million of Ashland's consolidated long-term debt, as well as any short-term notes and commercial paper.

         At March 31, 1996, Ashland could issue up to an additional $49 million in common stock under a shelf registration. During the six months ended March 31, 1996, no shares were issued under this registration.

ENVIRONMENTAL MATTERS

         Federal, state and local statutes and regulations relating to the protection of the environment have resulted in higher operating costs and capital investments by the industries in which Ashland operates. Because of the continuing trends toward greater environmental awareness and increasing regulations, Ashland believes that expenditures for environmental compliance will continue to have a significant

- -------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
- -------------------------------------------------------------------------------

ENVIRONMENTAL MATTERS (CONTINUED)

         effect  on the  conduct  of its  businesses.  Although  it  cannot predict accurately how these developments will affect future operations and earnings, Ashland believes the nature and significance of its costs will be comparable to those of its competitors in the petroleum, chemical and extractive industries. For information regarding environmental expenditures and reserves, see the "Miscellaneous - Governmental Regulation and Action - Environmental Protection" section of Ashland's Form 10-K.

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

                             PART II - OTHER INFORMATION
- -------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

     ENVIRONMENTAL PROCEEDINGS - (1) As of March 31, 1996, Ashland was subject to 83 notices received from the USEPA and similar state agencies identifying Ashland as a "potentially responsible party" ("PRP") under Superfund or similar state laws for potential joint and several liability for cleanup costs in connection with alleged releases of hazardous substances from various waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the USEPA or a state agency in accordance with procedures established under regulations, in which Ashland may be participating as a member of various PRP groups. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for the costs of site cleanup or oversight expended, and/or long-term monitoring of environmental conditions at the sites. Ashland carefully monitors the investigatory and remedial activity at many of these sites. Based on its experience with site remediation, its familiarity with current environmental laws and regulations, its analysis of the specific hazardous substances at issue, the existence of other financially viable PRPs and its current estimates of investigatory, clean-up and monitoring costs at each site, Ashland believes that its liability at these sites, either individually or in the aggregate, after taking into account established reserves, will not have a material adverse effect on Ashland's consolidated financial position, cash flow or liquidity but could have a material adverse effect on results of operations in a particular quarter or fiscal year. Estimated costs for these matters are recognized in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.


(2) In April  1996,  Ashland and the  Minnesota  Pollution  Control  Agency
(MPCA) entered into a Stipulation Agreement, resolving various alleged environmental regulatory violations regarding hazardous waste, water quality and spill matters at Ashland's St. Paul Park refinery. Ashland will pay a $149,775 penalty and fund several supplemental environmental projects.

(3) On or about April 21, 1995, Ashland received an Administrative Complaint and a Notice of Proposed Assessment of Administrative Civil Penalty from the USEPA - Region IV. The Complaint alleges that Ashland missed its April 1, 1994 interim construction deadline and maintained insufficient records regarding construction of a wastewater system at its Catlettsburg, Kentucky refinery. The USEPA is seeking an administrative penalty of $162,500 for these alleged violations. Ashland filed an Answer and requested an Administrative Hearing on the merits of the complaint. The parties are presently engaged in settlement discussions.

(4) On March 19, 1996, after consultation with the U.S. Environmental Protection Agency, the Kentucky Division for Air Quality issued a finding that Ashland had not demonstrated compliance with certain air regulations at its Catlettsburg, Kentucky refinery, and referred the matter to USEPA - Region IV for formal enforcement action. Ashland disputes this finding and has filed a petition in Kentucky requesting an Administrative Hearing on the merits of the matter. No action has been taken by either agency.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

27    Financial Data Schedule

(b)      REPORTS ON FORM 8-K

None

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ASHLAND  INC.
                                       ------------------------------------
                                                (Registrant)


Date                                    /s/ Kenneth L. Aulen
     -------------------------         ------------------------------------
                                       Kenneth L. Aulen
                                       Administrative Vice President
                                         and Controller
                                      (Chief Accounting Officer)



Date                                   /s/ Thomas L. Feazell
     -------------------------         ------------------------------------
                                       Thomas L. Feazell
                                       Senior Vice President,
                                       General Counsel and Secretary