Form 10-Q
period 1996-06-30
ASHLAND INC
filed 1996-08-13
CIK 7694

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                 FORM 10-Q



          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934



                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996



                       Commission file number 1-2918



                                ASHLAND INC.
                          (a Kentucky corporation)



                           I.R.S. No. 61-0122250
                             1000 Ashland Drive
                          Russell, Kentucky 41169



                      Telephone Number: (606) 329-3333




                  Indicate  by check mark  whether the  Registrant  (1) has
              filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X__ No ____

                  At July  31,  1996,  there  were  64,413,082   shares  of
              Registrant's Common Stock outstanding. One Right to purchase one-thousandth of a share of Series A Participating Cumulative Preferred Stock accompanies each outstanding share of Registrant's Common Stock.


==============================================================================

                       PART I - FINANCIAL INFORMATION
                       ------------------------------

- ---------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

- ----------------------------------------------------------------------------------------------------------------------------------
                                                                        Three months ended                 Nine months ended
                                                                              June 30                           June 30
                                                                     ---------------------------       ---------------------------
(In millions except per share data)                                       1996           1995               1996            1995
- ----------------------------------------------------------------------------------------------------------------------------------

REVENUES
    Sales and operating revenues (including excise taxes)            $   3,481      $   3,256          $   9,631       $   8,915
    Other                                                                   13             14                133  (1)         51
                                                                     ----------     ----------         ----------      ----------
                                                                         3,494          3,270              9,764           8,966
COSTS AND EXPENSES
    Cost of sales and operating expenses                                 2,664          2,481              7,410           6,813
    Excise taxes on products and merchandise                               246            258                734             739
    Selling, general and administrative expenses                           311            301                897             853
    Depreciation, depletion and amortization                                97             99                292             290
    General corporate expenses                                              28             22                 75              67
                                                                     ----------     ----------         ----------      ----------
                                                                         3,346          3,161              9,408           8,762
                                                                     ----------     ----------         ----------      ----------

OPERATING INCOME                                                           148            109                356             204

OTHER INCOME (EXPENSE)
    Interest expense (net of interest income)                              (42)           (47)              (128)           (125)
    Equity income                                                            5              2                 16              11
                                                                     ----------     ----------         ----------      ----------

INCOME BEFORE INCOME TAXES
AND MINORITY INTEREST                                                      111             64                244              90
    Income taxes                                                           (30)           (11)               (72)            (18)
    Minority interest in earnings of subsidiaries                           (1)            (5)                (7)            (18)
                                                                     ----------     ----------         ----------      ----------

NET INCOME                                                                  80             48                165  (1)         54
    Dividends on convertible preferred stock                                (5)            (5)               (14)            (14)
                                                                     ----------     ----------         ----------      ----------

INCOME AVAILABLE TO COMMON SHARES                                    $      75      $      43          $     151       $      40
                                                                     ==========     ==========         ==========      ==========

EARNINGS PER SHARE - Note F
    Primary                                                          $    1.16      $     .69          $    2.34  (1)  $     .65
    Assuming full dilution                                           $    1.06      $     .66          $    2.23       $     .65


DIVIDENDS PAID PER COMMON SHARE                                      $    .275      $    .275          $    .825       $    .825

- ----------------------------------------------------------------------------------------------------------------------------------
(1)  Includes a gain of $73 million  ($48 million or 74 cents a share after income taxes)  resulting from the settlement of Ashland  Exploration's claims in the bankruptcy  reorganization  of Columbia Gas Transmission and Columbia Gas Systems.



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

- ----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                June 30        September 30              June 30
(In millions)                                                                      1996                1995                 1995
- ----------------------------------------------------------------------------------------------------------------------------------

                               ASSETS
                               ------

CURRENT ASSETS
    Cash and cash equivalents                                                 $      71            $     52            $      38
    Accounts receivable                                                           1,705               1,600                1,577
    Allowance for doubtful accounts                                                 (27)                (25)                 (24)
    Construction completed and in progress                                           54                  42                   48
    Inventories - Note B                                                            804                 726                  826
    Deferred income taxes                                                           100                  90                   80
    Other current assets                                                            116                  90                  146
                                                                              ----------           ---------           ----------
                                                                                  2,823               2,575                2,691
INVESTMENTS AND OTHER ASSETS
    Investments in and advances to unconsolidated affiliates                        155                 145                  154
    Investments of captive insurance companies                                      194                 192                  200
    Cost in excess of net assets of companies acquired                              123                 107                  106
    Other noncurrent assets                                                         362                 403                  432
                                                                              ----------           ---------           ----------
                                                                                    834                 847                  892
PROPERTY, PLANT AND EQUIPMENT
    Cost                                                                          7,268               7,078                7,142
    Accumulated depreciation, depletion and amortization                         (3,678)             (3,508)              (3,517)
                                                                              ----------           ---------           ----------
                                                                                  3,590               3,570                3,625
                                                                              ----------           ---------           ----------

                                                                              $   7,247            $  6,992            $   7,208
                                                                              ==========           =========           ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

CURRENT LIABILITIES
    Debt due within one year                                                  $     404            $    272            $     420
    Trade and other payables                                                      1,859               1,778                1,716
    Income taxes                                                                     31                  44                   33
                                                                              ----------           ---------           ----------
                                                                                  2,294               2,094                2,169
NONCURRENT LIABILITIES
    Long-term debt (less current portion)                                         1,752               1,828                1,806
    Employee benefit obligations                                                    614                 613                  597
    Reserves of captive insurance companies                                         181                 169                  187
    Deferred income taxes                                                            49                  49                  137
    Other long-term liabilities and deferred credits                                400                 405                  438
    Commitments and contingencies - Note C
                                                                              ----------           ---------           ----------
                                                                                  2,996               3,064                3,165
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                      175                 179                  177

STOCKHOLDERS' EQUITY
    Convertible preferred stock                                                     293                 293                  293
    Common stockholders' equity                                                   1,489               1,362                1,404
                                                                              ----------           ---------           ----------
                                                                                  1,782               1,655                1,697
                                                                              ----------           ---------           ----------

                                                                              $   7,247            $  6,992            $   7,208
                                                                              ==========           =========           ==========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


- -----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS' EQUITY

- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                             Loan to
                                                                                           leveraged
                                                                                            employee
                                                                                               stock
                                                                                           ownership
                                                  Common       Paid-in      Retained            plan
(In millions)                                      stock       capital      earnings         (LESOP)         Other         Total
- -----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT OCTOBER 1, 1994                       $    61       $   159      $  1,126      $      (33)       $  (11)     $  1,302
   Net income                                                                     54                                          54
   Dividends
     Preferred stock                                                             (14)                                        (14)
     Common stock                                                                (50)                                        (50)
   Issued common stock under
     Acquisition of operations
       of other companies                              1            39                                                        40
     Share offering program                            1            34                                                        35
     Stock incentive plans                                           6                                                         6
   LESOP loan repayments                                                                          16                          16
   Other changes                                                                                                15            15
                                                 --------      --------     ---------     -----------       -------     ---------
BALANCE AT JUNE 30, 1995                         $    63       $   238      $  1,116      $      (17)       $    4      $  1,404
                                                 ========      ========     =========     ===========       =======     =========

BALANCE AT OCTOBER 1, 1995                       $    64       $   256      $  1,063      $      (11)       $  (10)     $  1,362
   Net income                                                                    165                                         165
   Dividends
     Preferred stock                                                             (14)                                        (14)
     Common stock                                                                (53)                                        (53)
   Issued common stock under
     Stock incentive plans                             1            18                                                        19
     Employee savings plan                                           3                                                         3
   LESOP loan repayments                                                                          11                          11
   Other changes                                                                                                (4)           (4)
                                                 --------      --------     ---------     -----------       -------     ---------
BALANCE AT JUNE 30, 1996                         $    65       $   277      $  1,161      $        -        $  (14)     $  1,489
                                                 ========      ========     =========     ===========       =======     =========



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

- ----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Nine months ended
                                                                                                              June 30
                                                                                                  --------------------------------
(In millions)                                                                                         1996                 1995
- ----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATIONS
    Net income                                                                                    $    165             $     54
    Expense (income) not affecting cash
      Depreciation, depletion and amortization (1)                                                     301                  299
      Deferred income taxes                                                                             (8)                  27
      Other noncash items                                                                               24                   21
    Change in operating assets and liabilities (2)                                                    (140)                (196)
                                                                                                  ---------            ---------
                                                                                                       342                  205

CASH FLOWS FROM FINANCING
    Proceeds from issuance of long-term debt                                                            11                  304
    Proceeds from issuance of capital stock                                                             16                   38 (3)
    Loan repayment from leveraged employee stock ownership plan                                         11                   16
    Repayment of long-term debt                                                                        (97)                 (20)
    Increase in short-term debt                                                                        138                  150
    Dividends paid                                                                                     (70)                 (68)
                                                                                                  ---------            ---------
                                                                                                         9                  420

CASH FLOWS FROM INVESTMENT
    Additions to property, plant and equipment                                                        (296)                (297)
    Purchase of operations - net of cash acquired                                                      (47)                (307)(3)
    Proceeds from sale of operations                                                                     1                    5
    Investment purchases (4)                                                                          (403)                (381)
    Investment sales and maturities (4)                                                                421                  362
    Other-net                                                                                           (8)                  (9)
                                                                                                  ---------            ---------
                                                                                                      (332)                (627)
                                                                                                  ---------            ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                        19                   (2)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                         52                   40
                                                                                                  ---------            ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                         $     71             $     38
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



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

- ------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

- ------------------------------------------------------------------------------

NOTE A - GENERAL

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end audit adjustments which may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 1995. Results of operations for the periods ended June 30, 1996, are not necessarily indicative of results to be expected for the year ending September 30, 1996.

NOTE B - INVENTORIES
          --------------------------------------------------------------------------------------------------------------------
                                                                             June 30        September 30             June 30
          (In millions)                                                         1996                1995                1995
          --------------------------------------------------------------------------------------------------------------------

          Crude oil                                                          $   339              $  285              $  323
          Petroleum products                                                     345                 284                 354
          Chemicals and other products                                           526                 491                 516
          Materials and supplies                                                  65                  66                  67
          Excess of replacement costs over LIFO carrying values                 (471)               (400)               (434)
                                                                             --------             -------             -------
                                                                             $   804              $  726              $  826
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

         In addition to environmental matters, Ashland and its subsidiaries are parties to numerous claims and lawsuits (some of which are for substantial amounts). While these actions are being contested, the outcome of individual matters is not predictable with assurance. Ashland believes that any liability resulting from these matters, after taking into consideration Ashland's insurance coverages and amounts already provided for, should not have a material adverse effect on Ashland's consolidated financial position.

- ------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

- ------------------------------------------------------------------------------

NOTE D - ACQUISITIONS

         During the nine months ended June 30, 1996, Ashland acquired various chemical distribution and specialty chemical businesses, a road paving business, a construction materials business, and certain oil and gas producing properties. These acquisitions were accounted for as purchases and did not have a significant effect on Ashland's consolidated financial statements.


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


NOTE F - COMPUTATION OF EARNINGS PER SHARE

           ------------------------------------------------------------------------------------------------------------------
                                                                          Three months ended            Nine months ended
                                                                               June 30                       June 30
                                                                         ----------------------       -----------------------
           (In millions except per share data)                               1996        1995             1996         1995
           ------------------------------------------------------------------------------------------------------------------

           PRIMARY EARNINGS PER SHARE
           Income available to common shares
              Net income                                                 $     80     $     48         $    165     $     54
              Dividends on convertible preferred stock                         (5)          (5)             (14)         (14)
                                                                         ---------    ---------        ---------    ---------
                                                                         $     75     $     43         $    151     $     40
                                                                         =========    =========        =========    =========
           Average common shares and equivalents outstanding
              Average common shares outstanding                                64           63               64           62
              Common shares issuable upon exercise of stock options             1            -                1            -
                                                                         ---------    ---------        ---------    ---------
                                                                               65           63               65           62
                                                                         =========    =========        =========    =========

           Earnings per share                                            $   1.16     $    .69         $   2.34     $    .65
                                                                         =========    =========        =========    =========


- ------------------------------------------------------------------------------------------------------------------------------
           EARNINGS PER SHARE
              ASSUMING FULL DILUTION
           Income available to common shares
              Net income                                                 $     80     $     48         $    165     $     54
              Dividends on convertible preferred stock                          -            -                -          (14)
              Interest on convertible debentures (net of income taxes)          1            1                4            -
                                                                         ---------    ---------        ---------    ---------
                                                                         $     81     $     49         $    169     $     40
                                                                         =========    =========        =========    =========
           Average common shares and equivalents outstanding
              Average common shares outstanding                                64           63               64           62
              Common shares issuable upon
                Exercise of stock options                                       1            1                1            -
                Conversion of debentures                                        3            2                2            -
                Conversion of preferred stock                                   9            9                9            -
                                                                         ---------    ---------        ---------    ---------
                                                                               77           75               76           62
                                                                         =========    =========        =========    =========

           Earnings per share                                            $   1.06     $    .66         $   2.23     $    .65
                                                                         =========    =========        =========    =========



- ------------------------------------------------------------------------------------------------------------------------------=----

ASHLAND INC. AND SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

- -------------------------------------------------------------------------------------------------------------------------------=---
                                                                      Three months ended                   Nine months ended
                                                                            June 30                             June 30
                                                                   -----------------------------       ----------------------------
(Dollars in millions except as noted)                                   1996            1995                1996             1995
- -----------------------------------------------------------------------------------------------------------------------------------

SALES AND OPERATING REVENUES
   Petroleum                                                      $    1,485      $    1,376          $    4,092       $    3,726
   SuperAmerica                                                          511             468               1,412            1,314
   Valvoline                                                             350             307                 890              813
   Chemical                                                              958             929               2,752            2,635
   APAC                                                                  356             313                 866              764
   Coal                                                                  137             148                 440              456
   Exploration                                                            52              57                 174              150
   Intersegment sales                                                   (368)           (342)               (995)            (943)
                                                                  -----------     -----------         -----------      -----------
                                                                  $    3,481      $    3,256          $    9,631       $    8,915
                                                                  ===========     ===========         ===========      ===========
OPERATING INCOME
   Petroleum                                                      $       45      $       46          $       47       $       (2)
   SuperAmerica                                                            8               9                  25               33
   Valvoline                                                              37               2                  57               13
                                                                  -----------     -----------         -----------      -----------
     Total Refining and Marketing Group                                   90              57                 129               44
   Chemical                                                               47              30                 127              130
   APAC                                                                   29              26                  53               47
   Coal                                                                    8              18                  30               51
   Exploration                                                             2               -                  92               (1)
   General corporate expenses                                            (28)            (22)                (75)             (67)
                                                                  -----------     -----------         -----------      -----------
                                                                  $      148      $      109          $      356       $      204
                                                                  ===========     ===========         ===========      ===========
EQUITY INCOME
   Arch Mineral Corporation                                       $        3      $       (1)         $        8       $        3
   Other                                                                   2               3                   8                8
                                                                  -----------     -----------         -----------      -----------
                                                                  $        5      $        2          $       16       $       11
                                                                  ===========     ===========         ===========      ===========
OPERATING INFORMATION
   Petroleum
     Product sales (thousand barrels per day) (1)                      390.2           392.6               381.0            365.9
     Refining inputs (thousand barrels per day) (2)                    376.0           366.9               365.7            342.2
     Value of products manufactured per barrel                    $    26.54      $    24.57          $    24.06       $    22.44
     Input cost per barrel                                             21.74           19.26               19.86            18.46
                                                                  -----------     -----------         -----------      -----------
     Refining margin per barrel                                   $     4.80      $     5.31          $     4.20       $     3.98
   SuperAmerica
     Product sales (thousand barrels per day)                           74.8            71.6                73.7             70.7
     Merchandise sales                                            $      152      $      142          $      425       $      398
   Valvoline lubricant sales (thousand barrels per day) (1)             19.9            20.5                19.3             18.6
   APAC construction backlog
     At end of period                                             $      663      $      626          $      663       $      626
     Increase (decrease) during period                            $       (1)     $       27          $       (9)      $       72
   Ashland Coal, Inc. (3)
     Tons sold (millions)                                                5.3             5.5                16.6             16.4
     Sales price per ton                                          $    25.78      $    26.99          $    26.59       $    27.75
   Arch Mineral Corporation (3)
     Tons sold (millions)                                                7.3             6.5                21.5             20.6
     Sales price per ton                                          $    25.31      $    25.73          $    25.36       $    26.36
   Exploration
     Net daily production
       Natural gas (million cubic feet) (1)                            107.2           113.4               110.6            101.5
       Nigerian crude oil (thousand barrels)                            17.2            18.5                17.6             18.1
     Sales price
       Natural gas (per thousand cubic feet)                      $     2.19      $     1.99          $     2.42       $     1.93
       Nigerian crude oil (per barrel)                            $    19.21      $    17.61          $    17.82       $    16.48

- -----------------------------------------------------------------------------------------------------------------------------------
(1)  Includes intersegment sales.
(2)  Includes crude oil and other purchased feedstocks.
(3)  Ashland's ownership interest is 56% in Ashland Coal and 50% in Arch Mineral.

                                                             8

- ------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

- ------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including information concerning the availability of Valvoline's R-12 inventories for 1997, the prospects of APAC's construction operations for this fiscal year, Ashland Coal's prospective earnings for the remainder of 1996 and the first quarter of fiscal 1997, and the impact of various environmental proceedings and investigations. Although Ashland believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such statements will be achieved. Important factors which could cause actual results to differ materially from those contained in such statements are discussed below.

         Ashland's operations are affected by domestic and international political, legislative, regulatory and legal actions. Such actions may include changes in the policies of the Organization of Petroleum Exporting Countries ("OPEC") or other developments involving or affecting oil-producing countries, including military conflict, embargoes, internal instability or actions or reactions of the government of the United States in anticipation of or in response to such actions.

         Domestic and international economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, as well as changes in the availability and market prices of crude oil, natural gas and petroleum products, can also have a significant effect on Ashland's operations. While Ashland maintains reserves for anticipated liabilities and carries various levels of insurance, Ashland could be affected by civil, criminal, regulatory or administrative actions, claims or proceedings relating to environmental or other matters. In addition, climate and weather can significantly affect Ashland in several of its operations such as its construction, natural gas, heating oil and coal businesses. Other factors and risks affecting Ashland's revenues and operations are contained in Ashland's Form 10-K for the fiscal year ended September 30, 1995, which is on file with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

         CURRENT QUARTER - Ashland recorded net income of $80 million for the three months ended June 30, 1996, compared to $48 million for the same period last year. Operating income for the quarter just ended totaled $148 million, compared to $109 million for last year's June quarter. The increase in operating income resulted primarily from record quarterly earnings from Valvoline and APAC, combined with a record third quarter from Ashland Chemical. An increase in equity income from Arch Mineral and a decrease in interest expense also contributed to the improvement. These positive comparisons were partially offset by lower earnings from Ashland Coal and an increase in general corporate expenses.

         YEAR-TO-DATE - Net income for the nine months ended June 30, 1996, amounted to $165 million, compared to $54 million for the nine months ended June 30, 1995. Results for the current year included operating income of $73 million ($48 million after income taxes) from the settlement of Ashland Exploration's claims in the bankruptcy reorganization of Columbia Gas Transmission and
         Columbia Gas Systems. Excluding this unusual item, net income increased $63 million, reflecting substantial improvements in operating income from Ashland Petroleum, Valvoline and Ashland Exploration. APAC and Arch Mineral also reported higher earnings this year. On the negative side, operating income for SuperAmerica, Ashland Chemical and Ashland Coal declined from last year, while general corporate expenses and interest costs rose.

         PETROLEUM

         CURRENT QUARTER - Operating income for Ashland Petroleum totaled $45 million for the quarter ended June 30, 1996, compared to $46 million for the same period last year. A decrease in the refining margin (the difference between the value of products manufactured and input cost) was largely offset by higher crude oil inputs and a decrease in refining expenses. The refining margin averaged $4.80 a barrel for the third quarter of fiscal 1996, compared to $5.31 a barrel in the June 1995 quarter.

- ------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

- ------------------------------------------------------------------------------

         PETROLEUM (CONTINUED)

         Margins were very strong in May, but the uncertainty in crude oil markets over the timing of Iraq's re-entry into the market contributed to a decline in margins in June. Ashland Petroleum is making good progress in reducing refining expenses, which decreased by 30 cents a barrel compared to a year ago.

         The Ashland(R) brand jobber/distributor network has experienced rapid growth this year. At June 30, 27 jobbers had committed 503 locations in Kentucky, West Virginia and Ohio to the Ashland(R) brand, compared to four jobbers and 114 committed locations last year.

         YEAR-TO-DATE - For the nine months ended June 30, 1996, Ashland Petroleum recorded operating income of $47 million, compared to an operating loss of $2 million for the same period last year. The improvement in earnings was attributed, in part, to an increase in the refining margin of 22 cents a barrel, despite substantially higher crude oil costs. In addition, throughput volumes were up 7% for the year-to-date period with most of the increase attributable to record throughputs in this year's first quarter, combined with reduced throughputs in the first quarter of last year when the Canton, Ohio refinery had a general maintenance turnaround. Refining expenses declined 19 cents a barrel, compared to the first nine months of last year, due to the increased throughput and ongoing efforts to cut costs and improve efficiency.

         SUPERAMERICA

         CURRENT QUARTER - Operating income for the third quarter of fiscal 1996 totaled $8 million, compared to $9 million for the third quarter of fiscal 1995. Lower retail gasoline margins and rising operating costs more than offset the growth in gasoline and merchandise sales volumes. Gasoline margins were down almost a cent a gallon, as increased wholesale costs were not fully recovered at the retail level. The higher operating costs and increased sales volumes largely reflect the increase in the number of units in operation.

         YEAR-TO-DATE - For the nine months ended June 30, 1996, SuperAmerica's operating income of $25 million declined $8 million from the same period last year. The decrease in earnings reflected the same factors described in the quarter comparison. During the first nine months of this fiscal year, SuperAmerica opened 31 new and rebuilt retail outlets. Of these, 18 were new SuperAmerica stores and 8 were new Rich Oil outlets. At June 30, 1996, 627 SuperAmerica and 103 Rich Oil units were in operation, compared with 600 and 93 at June 30, 1995.

         VALVOLINE

         CURRENT  QUARTER  - For the  three  months  ended  June 30,  1996,
         Valvoline reported record quarterly operating income of $37 million, compared to $2 million for the same period last year. The increase in earnings reflected improved results from nearly all of Valvoline's business units, including a significant short-term earnings boost from the sale of R-12, an automotive refrigerant. R-12 prices escalated rapidly during the current quarter, due to developing shortages within the market. The U.S. Environmental Protection Agency banned the production but not the sale of R-12 at the end of 1995 due to its ozone-depleting characteristics. Valvoline believes it has sufficient inventories of R-12 to supply customers through 1997. During the quarter just ended, First Recovery, Valvoline's used motor oil collection business, reported record quarterly earnings on the strength of higher revenues and improved operating efficiencies. Valvoline Instant Oil Change
         (VIOC) also reported its best quarter ever, in part reflecting higher average car counts and ticket prices this year. At June 30, 1996, 370 VIOC company operated quick lube outlets were in operation, compared to 361 last year.

         YEAR-TO-DATE - For the nine months ended June 30, 1996, Valvoline reported operating income of $57 million, compared to $13 million for the same period last year. The increase in earnings reflected the same factors described in the quarterly comparison.

- ------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

- ------------------------------------------------------------------------------

         CHEMICAL

         CURRENT QUARTER - Ashland Chemical reported record third quarter operating income of $47 million for the three months ended June 30, 1996, compared to $30 million for the same period last year. Income from the specialty chemical businesses more than doubled, led by substantially higher earnings from composite polymers and a strong performance from the electronic chemicals business. Results from the distribution businesses were also up 22% from last year's third quarter, reflecting improvements in almost every division. Partially offsetting these positive comparisons, petrochemical profits declined, primarily due to adverse competitive conditions in the hydrocarbon solvents and methanol markets.

         YEAR-TO-DATE - For the nine months ended June 30, 1996, operating income totaled $127 million, compared to $130 million for the same period last year. Earnings from petrochemical's methanol business were down substantially, reflecting the exceptionally strong methanol market in 1995. Earnings were also down from the other petrochemical product lines, due mainly to higher feedstock costs this year. These negative comparisons were partially offset by a 58% improvement in operating income from specialty chemicals, led by strong earnings from the composite polymers and electronic chemicals businesses. Last year's acquisition of certain parts of Aristech Chemical Corporation and other previous acquisitions were key factors in growing profits from specialty chemicals.

         During the current year, Ashland Chemical acquired the shares of Sociedad Italo Espanola de Resinas, S.A. (SIER, S.A.), a Spanish unsaturated polyester resins manufacturer. One of five acquisitions completed during this year, SIER provides Ashland Chemical's Composite Polymers Division with its first manufacturing facility in Europe and is part of an ongoing strategy to expand internationally.

         APAC

         CURRENT QUARTER - For the three months ended June 30, 1996, APAC's construction operations reported record quarterly operating income of $29 million, compared to $26 million for the same period last year. APAC's results benefited from improved production and sales in all areas, including asphalt, aggregate and ready-mix concrete.

         YEAR-TO-DATE - For the nine months ended June 30, operating income totaled $53 million this year, compared to $47 million last year. The increase in earnings reflected record operating income in the June quarter and strong revenues in the December quarter. Backlog at June 30, 1996, was $663 million, compared to $626 million last year. With a healthy backlog and continued emphasis on cost control, APAC is poised for an outstanding year.

         COAL

         CURRENT QUARTER - Ashland Coal's operating income totaled $8 million for the quarter ended June 30, 1996, compared to $18 million for the same quarter last year. Results for the current quarter reflected the continuing substantial adverse effects of the expiration of attractively priced contracts with Cincinnati Gas & Electric Company (CG&E) at the end of 1995. Sales volumes were also down in the current quarter, due to the significant decrease in production from the Hobet 07 operations, resulting from the cessation of dragline operations at that complex. In addition, cost per ton of coal sold rose slightly from the relatively lower costs achieved in last year's third quarter, reflecting increased contract mining costs at the Mingo Logan complex, a three-day cessation of operations at all three union mining complexes during a "memorial period" declared by the United Mine Workers of America, increased use of higher-cost purchased coal resulting from production shortfalls at the West Virginia CSX operations, and adverse localized mining conditions at one of the Kentucky mines.

         YEAR-TO-DATE - For the nine months ended June 30, 1996, operating income amounted to $30 million, compared to $51 million for the same period last year. The decrease in earnings reflected the same factors described in the quarterly comparison, along with charges of $4 million related to Ashland Coal's restructuring of its corporate and subsidiary support functions. Ashland Coal has announced that it expects results for the September quarter, which are heavily affected by miners' vacations, to be very weak. However, results for the December quarter are expected to be very strong, primarily as a

- ------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

- ------------------------------------------------------------------------------

         COAL (CONTINUED)

         consequence of two major equipment moves scheduled for completion later in calendar 1996. Once completed, these relocations are anticipated to lower mining costs, raise production and increase revenues for Ashland Coal. Anticipated December quarter results will be reduced if there is a delay in receiving a pending surface mining permit at the Hobet 21 mine.

         EXPLORATION

         CURRENT QUARTER - Exploration's operating income for the third quarter of fiscal 1996 totaled $2 million, compared to essentially break-even results last year. Domestic operating income increased $3 million with a 10% increase in the average natural gas price and lower dry hole costs being the largest components in the improvement. Earnings from foreign operations were down, reflecting reduced profitability from existing production in Nigeria and increased expenses associated with the ongoing exploration activity in that country.

         As previously announced, the second well on the Okwori prospect offshore Nigeria encountered 297 feet of oil in a number of reservoirs. A third well, Okwori No. 3 South, has been drilled to a total depth of 11,810 feet. Ashland's preliminary evaluation indicates 378 feet of net oil pay in several zones. Casing has been set and evaluation is ongoing.

         YEAR-TO-DATE - For the first nine months of fiscal 1996, Exploration recorded operating income of $92 million, compared to a loss of $1 million for the same period last year. Results for the current year include operating income of $73 million from the settlement of Ashland Exploration's claims in the bankruptcy reorganization of Columbia Gas Transmission and Columbia Gas Systems. A 9% increase in natural gas production and a 49 cent increase in the average price per thousand cubic feet of natural gas also contributed to the improvement in operating income. Natural gas production averaged 111 million cubic feet a day, reflecting in part last year's acquisitions of additional producing properties in Appalachia. Earnings from foreign operations increased $3 million as last year's results included dry hole costs from the drilling of an exploratory well offshore Nigeria.

         GENERAL CORPORATE EXPENSES

         General corporate expenses were up $6 million for the quarter and $8 million for the nine months ended June 30, 1996, compared to last year's corresponding periods. Reflected in both the quarter and year-to-date comparisons were increased costs for incentive compensation and investment returns on deferred compensation account balances.

         OTHER INCOME (EXPENSE)

         For the three months ended June 30, 1996, interest expense totaled $42 million, compared to $47 million for June 1995 quarter. For the year-to-date period, interest expense totaled $128 million, compared to $125 million last year. These fluctuations reflected the changes in the average outstanding debt levels during these periods.

         Equity income from Arch Mineral increased $4 million for the quarter and $5 million for the nine months ended June 30, 1996. The improvement in earnings for the quarter was due primarily to increased production and coal sales, resulting in part from the rescheduling of a two-week vacation shut-down for some Arch Mineral locations to July 1996. The effect of this vacation shut-down was included in June's results last year. Earnings for the year-to-date period reflected favorable mining conditions at the Arch of Kentucky and Arch of West Virginia operations, combined with reduced SG&A and interest costs. These positive comparisons were partially offset by a decline in profits at the Arch of Illinois and Lone Mountain operations due to lower margins and yields, respectively.

- ------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

- ------------------------------------------------------------------------------

FINANCIAL POSITION

         LIQUIDITY

         Ashland's financial position has enabled it to obtain capital for its financing needs and maintain investment grade ratings on its senior debt of Baa1 from Moody's and BBB from Standard & Poor's. Ashland and Ashland Coal have revolving credit agreements providing for borrowings of up to $320 million and $500 million, respectively, none of which were in use at June 30, 1996. At that date, Ashland could issue an additional $154 million in medium-term notes under a shelf registration should future opportunities or needs arise. Ashland and Ashland Coal also have access to various uncommitted lines of credit and commercial paper markets, and had short-term notes and commercial paper of $343 million outstanding at June 30, 1996.

         Cash and cash equivalents at June 30, 1996, were $71 million, compared to $52 million at September 30, 1995. Cash flows from operations, a major source of Ashland's liquidity, amounted to $342 million for the nine months ended June 30, 1996, compared to $205 million for the nine months ended June 30, 1995. This increase was attributed primarily to an increased level of earnings and the proceeds Ashland received from the bankruptcy settlement previously discussed.

         Working capital at June 30, 1996, was $529 million, compared to $481 million at September 30, 1995, and $522 million at June 30, 1995. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 76% of current liabilities at June 30, 1996, and 78% at September 30, 1995. Ashland's working capital is significantly affected by its use of the LIFO method of inventory valuation, which valued such inventories at $471 million below their replacement costs at June 30, 1996.

         CAPITAL RESOURCES

         For the nine months ended June 30, 1996, property additions amounted to $296 million, compared to $297 million for the same period last year. Property additions (including exploration costs and geophysical expenses) and cash dividends for the remainder of fiscal 1996 are estimated at $197 million and $24 million, respectively. Ashland anticipates meeting its remaining 1996 capital requirements for property additions and dividends from internally generated funds. External financing may be necessary to provide funds for acquisitions.

         Ashland's capital employed at June 30, 1996, consisted of debt (52%), deferred income taxes (1%), minority interest (4%), convertible preferred stock (7%), and common stockholders' equity (36%). Debt as a percent of capital employed was 52% at June 30, 1996, compared to 53% at September 30, 1995. At June 30, 1996, long-term debt included $38 million of floating-rate debt, and the interest rates on an additional $522 million of fixed-rate debt had been converted to floating rates through interest rate swap agreements. As a result, future interest costs will fluctuate based on short-term interest rates for the remainder of 1996 on $560 million of Ashland's consolidated long-term debt, as well as any short-term notes and commercial paper.

         At June 30, 1996, Ashland could issue up to an additional $49 million in common stock under a shelf registration. During the nine months ended June 30, 1996, no shares were issued under this registration.


ENVIRONMENTAL MATTERS

         Federal, state and local statutes and regulations relating to the protection of the environment have resulted in higher operating costs and capital investments by the industries in which Ashland operates. Because of the continuing trends toward greater environmental awareness and increasing regulations, Ashland believes that expenditures for environmental compliance will continue to have a significant

- ------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

- ------------------------------------------------------------------------------

         ENVIRONMENTAL MATTERS (continued)

         effect  on the  conduct  of its  businesses.  Although  it  cannot predict accurately how these developments will affect future operations and earnings, Ashland believes the nature and significance of its costs will be comparable to those of its competitors in the petroleum, chemical and extractive industries. For information on certain specific environmental proceedings and investigations, see the "Legal Proceedings" section of this Form 10-Q. For information regarding environmental expenditures and reserves, see the "Miscellaneous - Governmental Regulation and Action - Environmental Protection" section of Ashland's Form 10-K.

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

                          PART II-OTHER INFORMATION
- ---------------------------------------------------------------------------
ITEM 1.   LEGAL PROCEEDINGS

     ENVIRONMENTAL PROCEEDINGS - (1) As of June 30, 1996, Ashland was subject to 76 notices received from the USEPA and similar state agencies identifying Ashland as a "potentially responsible party" ("PRP") under Superfund or similar state laws for potential joint and several liability for cleanup costs in connection with alleged releases of hazardous substances from various waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the USEPA or a state agency in accordance with procedures established under regulations, in which Ashland may be participating as a member of various PRP groups. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for the costs of site cleanup or oversight expended, and/or long-term monitoring of environmental conditions at the sites. Ashland carefully monitors the investigatory and remedial activity at many of these sites. Based on its experience with site remediation, its familiarity with current environmental laws and regulations, its analysis of the specific hazardous substances at issue, the existence of other financially viable PRPs and its current estimates of investigatory, clean-up and monitoring costs at each site, Ashland believes that its liability at these sites, either individually or in the aggregate, after taking into account established reserves, will not have a material adverse effect on Ashland's consolidated financial position, cash flow or liquidity but could have a material adverse effect on results of operations in a particular quarter or fiscal year. Estimated costs for these matters are recognized in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.

     (2)  On   or   about   April  21,   1995,   Ashland    received    an
     Administrative Complaint and a Notice of Proposed Assessment of Administrative Civil Penalty from the United States Environmental Protection Agency ("USEPA") Region IV. The Complaint, which sought an administrative penalty of $162,500, alleged that Ashland missed its April 1, 1994 interim construction deadline and maintained insufficient records regarding construction of a wastewater system at its Catlettsburg, Kentucky refinery. On July 2, 1996, the USEPA filed a motion to dismiss this Complaint with permission to refile at a later date in order to conduct a further investigation into this matter as well as Ashland's compliance with certain benzene and volatile organic compound regulations applicable to the wastewater system. The USEPA's motion was granted on August 2, 1996.

     (3) On March 19, 1996, after consultation with the USEPA, the Kentucky Division for Air Quality issued a finding that Ashland had not demonstrated compliance with certain air regulations regarding volatile organic compounds at its Catlettsburg, Kentucky refinery, and referred the matter to USEPA - Region IV for formal enforcement action. Ashland filed a petition requesting a hearing before a Kentucky administrative hearing officer on the merits of the matter which has now been scheduled for October. Separately, the USEPA recently issued a Notice of Violation to Ashland regarding this matter.

ITEM 2.   CHANGES IN SECURITIES

     As reported in Ashland's Form 8-K filed on May 16, 1996, Ashland's shareholder rights plan adopted in 1986 expired upon the close of business on May 15, 1996 and was replaced by a new rights plan effective May 16, 1996. A description of the new rights plan and the nonvoting Preferred Stock Purchase Rights granted thereunder is contained in the Form 8-K.

     (a)      Exhibits

         27       Financial Data Schedule

     (b)      Reports on Form 8-K

     As described above, a report on Form 8-K was filed by Ashland on May 16, 1996 to disclose that on May 16, 1996, the Board of Directors of Ashland Inc. approved a shareholder rights plan to take effect at the close of business on May 16, 1996, which replaced Ashland's rights plan which expired at the close of business on May 15, 1996.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  Ashland  Inc.
                                        ------------------------------
                                                  (Registrant)




                                           /s/  Kenneth L. Aulen
Date   August 13, 1996                  ------------------------------
                                        Kenneth L. Aulen
                                        Administrative Vice President and
                                           Controller
                                        (Chief Accounting Officer)




Date   August 13, 1996                     /s/  Thomas L. Feazell
                                        ------------------------------
                                        Thomas L. Feazell
                                        Senior Vice President,
                                        General Counsel and Secretary