Form 10-K
period 1996-09-30
ASHLAND INC
filed 1996-12-10
CIK 7694

==========================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

            Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                       Commission file number 1-2918

                                ASHLAND INC.
                          (a Kentucky corporation)

                           I.R.S. No. 61-0122250
                             1000 Ashland Drive
                          Russell, Kentucky 41169

                      Telephone Number: (606) 329-3333

              Securities Registered Pursuant to Section 12(b):

                                                        Name of each exchange
Title of each class                                      on which registered
-------------------                                  --------------------------
Common Stock, par value $1.00 per share               New York Stock Exchange
                                                     and Chicago Stock Exchange
Rights to Purchase Series A Participating              New York Stock Exchange
       Cumulative Preferred Stock                    and Chicago Stock Exchange

$3.125 Cumulative Convertible Preferred Stock           New York Stock Exchange

6 3/4% Convertible Subordinated Debentures, due 2014    New York Stock Exchange

           Securities Registered Pursuant to Section 12(g): None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At October 31, 1996, based on the New York Stock Exchange closing price, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $2,595,905,440. In determining this amount, Ashland Inc. has assumed that directors, certain of its executive officers, and persons known to it to be the beneficial owners of more than five percent of its common stock are affiliates. Such assumption shall not be deemed conclusive for any other purpose.

     At October 31, 1996, there were 64,599,228 shares of Registrant's common stock outstanding.

                    Documents Incorporated by Reference

     Portions of Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1996 are incorporated by reference into Parts I and II.

     Portions of  Registrant's  definitive  Proxy Statement for its January
30, 1997 Annual Meeting of Shareholders  are incorporated by reference into
Part III.
===============================================================================

                             TABLE OF CONTENTS
                                                               Page

PART I
  Item 1.  Business ...........................................  1
           Recent Developments.................................  1
           Petroleum...........................................  2
           SuperAmerica........................................  5
           Valvoline...........................................  6
           Chemical............................................  7
           APAC................................................  8
           Coal................................................  9
           Exploration......................................... 11
           Other Business...................................... 15
           Miscellaneous....................................... 15
  Item 2.  Properties.......................................... 18
  Item 3.  Legal Proceedings................................... 18
  Item 4.  Submission of Matters to a
            Vote of Security Holders........................... 19
  Item X.  Executive Officers of Ashland....................... 19
PART II
  Item 5.  Market for Registrant's Common Stock and Related
            Security Holder Matters............................ 20
  Item 6.  Selected Financial Data............................. 20
  Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations................ 20
  Item 8.  Financial Statements and Supplementary Data......... 20
  Item 9.  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure............. 20
PART III
  Item 10. Directors and Executive Officers of the Registrant.. 20
  Item 11. Executive Compensation...............................20
  Item 12. Security Ownership of Certain Beneficial
            Owners and Management...............................21
  Item 13. Certain Relationships and Related Transactions.......21
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports
            on Form 8-K.........................................21

                                   PART I

ITEM 1. BUSINESS
      Ashland Inc. is a Kentucky corporation, organized on October 22, 1936, with its principal executive offices located at 1000 Ashland Drive, Russell, Kentucky 41169 (Mailing Address: P.O. Box 391, Ashland, Kentucky 41114) (Telephone: (606) 329-3333). The terms "Ashland" and the "Company" as used herein include Ashland Inc. and its consolidated subsidiaries, except where the context indicates otherwise.
     Ashland's   businesses  are  grouped  into  seven  industry  segments:
   Petroleum, SuperAmerica, Valvoline, Chemical, APAC, Coal and Exploration. Financial information about these segments for the five fiscal years ended September 30, 1996 is set forth on Pages 60 and 61 of Ashland's Annual Report to Shareholders for the fiscal year ended September 30, 1996 ("Annual Report").
     Ashland Petroleum is one of the nation's largest independent petroleum refiners and a leading supplier of petroleum products to the transportation and commercial fleet industries, other industrial customers and independent marketers, and to SuperAmerica for retail distribution. In addition, Ashland Petroleum gathers and transports crude oil and petroleum products and distributes petroleum products under the Ashland(R) brand name. SuperAmerica operates combination gasoline and merchandise stores under the SuperAmerica(R) and Rich(R) brand names. Valvoline is a marketer of branded, packaged motor oil and automotive chemicals, antifreeze, filters, rust preventives and coolants. In addition, Valvoline is engaged in the "fast oil change" business through outlets operating under the Valvoline Instant Oil Change(R) and Valvoline Rapid Oil Change(R) names.
     Ashland Chemical distributes industrial chemicals, solvents, thermoplastics and resins, and fiberglass materials, and manufactures a wide variety of specialty chemicals and certain petrochemicals. APAC performs contract construction work including highway paving and repair, excavation and grading, and bridge and sewer construction, and produces asphaltic and ready-mix concrete, crushed stone and other aggregate, concrete block and certain specialized construction materials in the southern United States.
     Ashland's coal operations are conducted by 56% owned, publicly traded Ashland Coal, Inc. ("Ashland Coal"), a producer of low-sulfur, bituminous coal in central Appalachia for sale to domestic and foreign electric utility and industrial customers. Ashland also holds a 50% interest in Arch Mineral Corporation ("Arch"), a producer of low sulfur coal and steam and metallurgical coal in Illinois, Kentucky, Virginia, West Virginia and Wyoming. Ashland Exploration explores for, develops, produces and sells crude oil and natural gas principally in the Appalachian Basin and Gulf Coast areas of the United States and also crude oil in Nigeria for export.
     At September 30, 1996, Ashland and its consolidated subsidiaries had approximately 36,100 employees (excluding contract employees).

                           RECENT DEVELOPMENTS

      In a press release issued on December 9, 1996, Ashland announced a plan to improve profitability and shareholder returns. The following are some of the key elements of the plan:
      o Establish a Petroleum Group, consisting of Ashland Petroleum, SuperAmerica and Valvoline. J. A. (Fred) Brothers has been named Group Operating Officer for the new Petroleum Group and will be responsible for these businesses.
      o Reduce capital employed in refining. As part of this effort, 1997 capital expenditures for Ashland Petroleum are being reduced from $175 million to $150 million. Capital expenditures for refining will be limited to $100 million, well below Ashland Petroleum's annual depreciation of $122 million. The remaining $50 million in Ashland Petroleum's 1997 capital budget will be earmarked for value-added petrochemical and Ashland(R) branded marketing expansions. Future capital spending for refining will remain materially less than Ashland Petroleum's annual depreciation.
      o Review options for strategic alliances. In view of recent developments in the refining and marketing industry, Ashland will continue to assess and actively explore strategic options regarding alignments or partnering with others to enhance returns from this business.

      o Retain CS First Boston Corporation to evaluate strategic alternatives including mergers and spin-offs, regarding Ashland Exploration, Inc. The goal is to complete an evaluation and any resulting business transaction before the end of calendar 1997, subject to regulatory approvals, tax rulings and market conditions.
      o Redirect capital freed as a result of reducing capital in the refining and exploration segments to growth businesses, including Ashland Chemical Company, the APAC highway construction group and Valvoline.
      o Terminate the shelf registration statement providing for the offering from time to time of up to $100 million in Ashland common stock. To date, approximately $50 million of common stock has been sold under this program.
      o Implement a common stock repurchase program. This program will authorize the repurchase of up to 1 million shares of Ashland common stock annually.
      o Initiate a program to evaluate corporate general and administrative expenses. Activities directly related to business unit support will be allocated to those business units. Corporate G&A costs that are not allocated to business units will be reassessed.
      o Continue to encourage the ongoing discussions between Ashland Coal, Inc. and Arch Mineral Corporation, in which Ashland has separate equity ownership positions. The two coal companies previously announced they are discussing a possible business combination.

                                 PETROLEUM

      Ashland Petroleum, a division of Ashland, has responsibility for obtaining Ashland's crude oil requirements, operating Ashland's refineries, marketing the refined petroleum products and transporting and storing crude oil and refined products.

Crude Oil Supply

      The crude oil processed in Ashland Petroleum's refineries is obtained from negotiated lease, contract and spot purchases or exchanges. During fiscal 1996, Ashland Petroleum's negotiated lease, contract and spot purchases of United States crude oil for refinery input averaged 114,062 barrels per day (1 barrel = 42 United States gallons), including 97,206 barrels per day acquired through Ashland's Scurlock Permian subsidiary. During fiscal 1996, Ashland Petroleum's foreign crude oil requirements were met largely through purchases from various foreign national oil companies, producing companies and traders, as well as purchases of an average of 85,989 barrels per day during fiscal 1996 from Canada through Scurlock Permian's Canadian subsidiary. Purchases of foreign crude oil (including Canada) represented 68% of Ashland Petroleum's crude oil requirements during fiscal 1996 as well as in fiscal 1995.
      Ashland Petroleum's crude oil requirements in fiscal 1997 are expected to be met through lease, contract and spot purchases from United States independent producers and from various foreign national oil companies, producing companies and traders as worldwide availability and prices dictate. Ashland Exploration's share of Nigerian production will either be sold, traded or used to help satisfy part of Ashland Petroleum's fiscal 1997 crude oil requirements, depending upon world crude oil prices and other economic factors. For further information concerning Nigerian production, see "Exploration-International Operations."
      In addition to providing crude oil for Ashland Petroleum's refineries, Scurlock Permian and its Canadian subsidiary are actively engaged in purchasing, selling and trading crude oil, principally at Midland, Texas, Cushing, Oklahoma, and St. James, Louisiana, three of the major distribution points for United States crude oil, as well as in western Canada.

Refining and Marketing

      Ashland Petroleum owns and operates three refineries located in its key markets with an aggregate refining capacity of 354,200 barrels of crude oil per calendar day. The Catlettsburg, Kentucky refinery has a refining capacity of 219,300 barrels per day and the St. Paul Park, Minnesota and Canton, Ohio refineries have refining capacities of 69,000 barrels and 65,900 barrels per day, respectively. Ashland Petroleum's refineries are complex and include crude oil atmospheric and vacuum distillation, fluid catalytic cracking, catalytic reforming, desulfurization and sulfur recovery units. Each has the capability to process a wide variety of crude oils and to produce normal refinery products, including reformulated gasoline. In addition, the Catlettsburg refinery is equipped to manufacture lubricating oils and a wide range of petrochemicals.
      Ashland Petroleum's principal marketing area for gasoline and fuel oils includes the Ohio River Valley, the upper Midwest, the upper Great Plains and the southeastern United States. In addition to gasoline and fuel oils, Ashland also manufactures and markets liquified petroleum gas, asphalt and asphaltic products, pitch, base lube stocks, kerosene, petrochemicals, jet fuels and residual fuels.
      Ashland Petroleum's production of gasoline, kerosene and light fuel oils is sold in 21 states through wholesale channels of distribution (including company owned and exchange terminals and Ashland brand bulk plants) and at retail through Ashland(R) brand distributor locations and SuperAmerica. Gasoline is sold at wholesale primarily to independent marketers, jobbers, and chain retailers who resell through several thousand retail outlets primarily under their own names, and also under the Ashland(R) brand name. Gasoline, kerosene, distillates and aviation products are also sold to utilities, railroads, river towing companies, commercial fleet operators, aviation and airline companies, governmental agencies and other end users.
      Ashland Petroleum also markets petroleum products under the Ashland(R) brand name through a network of 28 (26 owned and 2 leased) bulk plants located in 5 states. These plants maintain inventories of gasoline, distillate, kerosene, motor oils, greases and other related products. During fiscal 1996, Ashland Petroleum continued the program announced in 1994 to modernize and upgrade Ashland Brand retail marketing primarily through an independent jobber network. As of September 30, 1996, 36 jobbers with 631 retail outlets have committed to the new program, and Ashland Petroleum has sold or transferred company owned or leased bulk plants and stations to some of these jobbers.
   Retail outlets are being reimaged, including the use of the new Ashland(R) brand logo to improve customer recognition. Ashland Petroleum currently plans to continue expanding the Ashland(R) brand through jobbers, and company owned or leased bulk plants will continue to be sold to jobbers in the process. It had 485 units reimaged by September 30, 1996. Ashland also supplies 23 (21 owned and 2 leased) Ashland(R) brand lessee-dealers and 61 reseller outlets using the Ashland(R) brand name.

      Ashland Petroleum also produces and markets asphalt cements, polymerized asphalt, asphalt emulsions and industrial asphalts in the United States. Ashland Petroleum markets asphalt products in 19 states. Additionally, Ashland Petroleum manufactures petroleum pitch, primarily used in the graphite electrode, clay target and refractory industries.
      Ashland Petroleum produces residual fuels at its three refineries and markets and sells these products in nine states, primarily to industrial customers as boiler fuel.

      The table below shows Ashland's refining operations for the last three fiscal years.

                                                                             Years Ended September 30
                                                                       -------------------------------------
                                                                        1996           1995           1994
                                                                       -----          -----          -----
     Refinery Input (In thousands of barrels per day)                  372.3          353.8          341.8
     ------------------------------------------------

     Refinery Production (In thousands of barrels per day)
     -----------------------------------------------------
     Gasoline                                                          183.5          176.8          168.0
     Distillates and Kerosene                                          102.1           92.5           90.6
     Asphalt                                                            30.4           31.5           29.3
     Jet and Turbine Fuel                                               11.4           11.1           10.9
     Heavy Fuel Oils                                                     7.1            6.7            7.7
     Lubricants                                                          7.7            7.7            7.6
     Other                                                              20.0           16.8           16.8


      The table below shows the average daily consolidated sales of petroleum products and crude oil by Ashland Petroleum, SuperAmerica, Valvoline and Exploration (excluding intercompany sales) for the last three fiscal years. Sales of gasoline (excluding excise taxes) represented approximately 17%, 17% and 18% of Ashland's consolidated sales and operating revenues (excluding excise taxes) in fiscal years 1996, 1995 and 1994, respectively.

                                                                             Years Ended September 30
                                                                       -------------------------------------
                                                                        1996           1995           1994
                                                                       -----          -----          -----
     Consolidated Product Sales (In thousands of barrels per day)
     ------------------------------------------------------------
     Gasoline                                                          197.6          193.7          181.9
     Crude Oil                                                         134.4          131.8          142.1
     Distillates and Kerosene                                          112.8          102.8           97.0
     Asphalt                                                            37.0           36.8           34.3
     Jet and Turbine Fuel                                                9.6            9.6           10.9
     Heavy Fuel Oils                                                     7.0            7.1            8.4
     Lubricants                                                         14.8           15.0           14.7
     Other                                                              28.0           28.3           23.3

Transportation and Storage

     Ashland owns, leases or has an ownership interest in 5,790 miles of pipeline in 13 states. This network transports crude oil and refined products to and from terminals, refineries and other pipelines. This includes 2,287 miles of crude oil gathering lines, 2,987 miles of crude oil trunk lines, 475 miles of refined product lines and 41 miles of natural gas liquid lines.
     Ashland has an 18.6% ownership interest in LOOP LLC ("LOOP"), the only U.S. deep water port facility capable of receiving crude oil from very large crude carriers and which has a capacity to off-load 1,000,000 to 1,200,000 barrels per day. Ashland also has a 21.4% ownership interest in LOCAP INC. ("LOCAP") which has a capacity of 1,200,000 barrels per day and a 21.6% undivided ownership interest in the Capline Pipeline System which has a nominal capacity of 1,175,000 barrels per day. LOCAP owns a pipeline connecting LOOP and the Capline System that originates at St. James, Louisiana. These port and pipeline systems provide Ashland Petroleum with access to common carrier transportation from the Louisiana Gulf Coast to Patoka, Illinois. At Patoka, the Capline System connects with other common carrier pipelines owned or leased by Ashland which provide transportation to Ashland Petroleum's refineries in Kentucky and Ohio. For summarized financial statements and information with respect to advances and transportation payments made by Ashland to LOOP and LOCAP, see Notes C and H of Notes to Consolidated Financial Statements in Ashland's Annual Report.

     In addition, Ashland owns a 33% stock interest in the Minnesota Pipe Line Company, which owns a crude oil pipeline in Minnesota. Minnesota Pipe Line Company provides Ashland Petroleum with access to 270,000 barrels per day of crude oil common carrier transportation from Clearbrook, Minnesota to Cottage Grove, Minnesota, which is in the vicinity of Ashland Petroleum's St. Paul Park, Minnesota refinery.
     Ashland Petroleum's river transportation operations include 8 towboats (6 owned, 2 leased) and 166 barges that transport crude oil and refined products on the Ohio, Mississippi and Illinois rivers, their tributaries, and the Intracoastal Waterway. In 1995, Ashland entered into an agreement with Jeffboat, a division of American Commercial Marine Service Company, to construct 42 new double-hulled inland river tank barges. As of September 30, 1996, construction on 14 of the new double-hulled units has been completed and these barges have been added to Ashland's barge fleet. These barges will replace current single-hulled barges owned and operated by Ashland in order to comply with requirements of the Oil Pollution Act of 1990. Displaced single-hulled units will be divested or recycled into dock floats within Ashland's system. See also "Miscellaneous - Governmental Regulation and Action - Environmental Protection."
     Ashland   Petroleum  leases  on  a  long-term  basis  two  80,000  ton deadweight tankers which are normally used for third party delivery of foreign crude oil to the United States. Additional requirements are met by chartering tankers for individual voyages.

     Ashland Petroleum leases rail cars in various sizes and capacities for movement of petroleum products and chemicals. Ashland Petroleum also owns a large number of tractor-trailers, additional trailers, and a large fleet of tank trucks and general service trucks.
     Ashland Petroleum owns or has an interest in 34 terminal facilities from which it sells a wide range of petroleum products. These facilities are supplied by a combination of river barge, pipeline, truck and rail. Ashland Petroleum also owns or operates a number of other terminals that are used in connection with the transportation of petroleum products or crude oil.

Other Matters

     For information on federal, state and local statutes and regulations relating to releases into the environment or protection of the environment, see "Miscellaneous-Governmental Regulation and Action-Environmental Protection." For information relating to certain environmental litigation, see "Legal Proceedings-Environmental Proceedings."
     There are traditional seasonal variations in Ashland Petroleum's sales and operating results. The seasonality that Ashland Petroleum experiences is due primarily to increased demand for gasoline during the summer driving season, higher demand for distillate during the winter heating season, and increased demand for asphalt from the road paving industry during the last six months of Ashland's fiscal year. The refining industry experiences a similar seasonality. For Ashland's fiscal years 1994 to 1996, refining margins for Ashland Petroleum have averaged $4.12 per barrel for the six-month periods ended March 31 and $4.74 per barrel for the six-month periods ended September 30.


                                SUPERAMERICA

       SuperAmerica Group, a division of Ashland, conducts retail petroleum marketing operations under the SuperAmerica(R) and Rich(R) names. See also "Petroleum-Refining and Marketing."
       SuperAmerica(R) Stores - SuperAmerica operates 624 (484 owned and 140 leased) combination gasoline and merchandise stores in 10 states in the Ohio Valley and upper Midwest under the SuperAmerica(R) name. These stores are designed for high volume sales. SuperAmerica stores (exclusing excise taxes) offer consumers gasoline, diesel fuel at selected locations and a broad mix of other goods and services such as fresh-baked goods, automated teller machines, video rentals, automotive accessories and a line of private-label items. SuperAmerica is also adding to its one-stop shopping concept by partnering with fast food chains including Taco Bell, Subway, TCBY, Arby's, Blimpies, Baskin Robbins, A&W and Pizza Hut. During fiscal 1996, 40% of the revenues of the SuperAmerica stores were derived from the sale of merchandise and 60% of such revenues were derived from the sale of gasoline and diesel fuel.
       SuperAmerica operates warehouse distribution centers in Bloomington, Minnesota, and Ashland, Kentucky, that distribute certain merchandise to stores. SuperAmerica also operates a commissary in Russell, Kentucky, that produces fresh sandwiches, salads and other food products for distribution to stores in the Ohio Valley. A wholly-owned subsidiary of Ashland also operates a large bakery and commissary in St. Paul Park, Minnesota, under the name SuperMom's(R) Inc.
       In addition to the 624 SuperAmerica stores, SuperAmerica has 26 jobber/franchisees who operate 40 stores in 2 states in the upper Midwest. During fiscal 1996, 44 new and rebuilt SuperAmerica retail outlets were opened.
       Rich(R) Oil - SuperAmerica also operates 118 (103 owned and 15 leased) retail gasoline outlets in Kentucky, Ohio and West Virginia under the Rich(R) Oil name. These outlets generate lower gasoline volumes than the average SuperAmerica store, primarily because the outlets are generally smaller and located in less-densely-populated areas. During fiscal 1996, 16 new and rebuilt Rich retail outlets were opened.

                                 VALVOLINE

       The Valvoline Company, a division of Ashland, is a marketer of automotive and industrial oils, automotive chemicals, and automotive and environmental services, with sales in more than 140 countries. The Valvoline(R) trademark was federally registered in 1873 and is the oldest trademark for a lubricating oil in the United States. See also "Petroleum-Refining and Marketing." Valvoline has diversified its operations in recent years and is comprised of the following business units:
       Valvoline Domestic - Valvoline's largest division, Valvoline Domestic, markets automotive, commercial, and industrial lubricants and automotive chemicals to a broad network of U.S. customers. Valvoline branded motor oil is one of the top selling brands in the U.S. private passenger car and light truck market. Valvoline DuraBlend(R) Motor Oil was the leading semi-synthetic brand of motor oil for all of 1996.
       Valvoline Domestic also markets Zerex(R) antifreeze and Pyroil(R) automotive chemicals. Zerex(R) is the second-leading antifreeze brand in the U.S. During 1996, Valvoline Domestic managed a dwindling inventory of R-12, an automotive refrigerant that was phased out of production in 1995. R-12 is being replaced in the market by new-generation refrigerants. It is anticipated that R-12 inventory is sufficient to supply customers through 1997.
       The domestic commercial/fleet group continued a strategic alliance relationship with the Cummins Engine Company to distribute heavy-duty lubricants to the commercial market.
       Valvoline International - Valvoline International markets Valvoline(R) branded products and TECTYL(R) rust preventives worldwide through company-owned affiliates or divisions in Australia, Canada, Denmark, Great Britain, the Netherlands, Sweden, Germany, Switzerland, Austria, France, Italy, Belgium and South Africa. Licensees and distributors market products in other parts of Europe, Central and South America, the Far East, the Middle East and certain African countries. Packaging and blending plants and distribution centers in Australia, Canada, Denmark, Sweden, Great Britain, the Netherlands and the United States supply international customers.
       Valvoline Instant Oil Change(R) ("VIOC") - VIOC is one of the largest competitors in the expanding U.S. "fast oil change" service business, providing Valvoline with a significant share of the installed segment of the passenger car and light truck motor oil market. Incorporation of the Valvoline name and trademark in VIOC's name, store signage and advertising provides an ongoing Valvoline presence in the communities in which VIOC stores are located. As of September 30, 1996, 374 company-owned and 100 franchise service centers were operating in 12 and 18 states, respectively.
       In 1996, the "MVP" (Maximum Vehicle Performance) program continued VIOC's industry leadership in customer-service innovation. MVP is a computer-based program that maintains service records on all customer vehicles, system-wide. MVP also contains a database on all car makes and models which allows service recommendations based on vehicle owner's manual recommendations.

       First Recovery - As of September 30, 1996, Ecogard, Inc., through its First Recovery division, was collecting used motor oil at an annual rate of 52 million gallons from a network of automotive aftermarket retailers and service businesses in 48 states. Completing Valvoline's "total fluid management" approach to customer service, First Recovery provides an environmental service to Valvoline U.S.A. customers, collecting used antifreeze and oil filters as well.

       Lube Refinery Sales - Valvoline's Lube Refinery Sales division sells excess base stock production from the Catlettsburg, Kentucky lube refinery to other U.S. motor oil and industrial oil marketers, as well as to fuel and lube additive companies in the United States. It also markets slack wax, a lube byproduct, through a network of resellers and to other refiners for further processing. The division is also engaged in private label blending and packaging for other North American refiners. See also "Petroleum-Refining and Marketing."

                                  CHEMICAL

       Ashland Chemical Company, a division of Ashland, is engaged in the manufacture, distribution and sale of a wide variety of chemical and plastic products. Ashland Chemical operates 48 manufacturing facilities, most of which are owned, in 11 states and 15 foreign countries and owns or leases approximately 100 distribution facilities in 33 states and 11 foreign countries. Ashland Chemical is comprised of the following operations:

Distribution

       Industrial Chemicals & Solvents Division ("IC&S") - IC&S markets chemical products, ingredients and solvents to industrial chemical users in major markets through distribution centers in the United States, Canada, Mexico and Puerto Rico. It distributes approximately 3,500 chemical products made by many of the nation's leading chemical manufacturers, a growing number of off-shore producers, plus petrochemicals from Ashland's refineries. It specializes in supplying mixed truckloads and less-than-truckload quantities to many industries including the paint and coatings, inks, adhesives, polymer, rubber, industrial and institutional compounding, automotive, appliance and paper industries. In addition, IC&S distributes cosmetic and pharmaceutical specialty chemicals and foodgrade additives and ingredients. It also offers customers chemical waste collection, disposal and recycling services, working in cooperation with major chemical waste services companies.
        FRP Supply Division - This division markets to customers in the reinforced plastics and cultured marble industries mixed truckload and less-than-truckload quantities of polyester resins, fiberglass and other specialty reinforcements, catalysts and allied products from more than 50 distribution locations throughout North America.
       General Polymers Division - This division markets a broad range of thermoplastic injection molding and extrusion materials to processors in the plastics industry through distribution locations in the United States, Canada, Mexico and Puerto Rico. It also provides plastic material transfer and packaging services and less-than-truckload quantities of packaged thermoplastics. The basic resins business unit markets bulk thermoplastic resins to a variety of proprietary processors in North America.
       Ashland Plastics Division - This division markets a broad range of thermoplastics to processors outside North America. Ashland Plastics has distribution centers located in Australia, Belgium, France, Italy, the Netherlands, Ireland, Spain, and the United Kingdom. It also exports to Latin America from the United States. It also has a compounding manufacturing plant located in Italy. In September 1996, Ashland Plastics and Borealis, a joint venture between Statoil and Neste, signed a Memorandum of Understanding, under which Ashland Plastics will become the Pan-European distributor for all small-volume sales of Borealis-produced polyolefins. In October 1996, Ashland Plastics acquired Exter Plasticos, S.A., a Spanish thermoplastics distribution business.

Specialty Chemicals

       Composite Polymers Division - This division manufactures and sells a broad range of chemical-resistant, fire-retardant and general-purpose grades of unsaturated polyester and vinyl ester resins for the reinforced plastics industry. Key markets include the transportation, construction and marine industries. It has manufacturing plants in Jacksonville, Arkansas; Colton and Los Angeles, California; Bartow, Florida; Ashtabula, Ohio; Philadelphia and Neville Island, Pennsylvania. In March 1996, Ashland Chemical acquired the shares of Sociedad Italo-Espanola d Resinas, S.A., an unsaturated polyester resins manufacturer located in Spain. It has a manufacturing facility in Benicarlo, Spain.

       Specialty Polymers & Adhesives Division - This division manufactures and sells specialty phenolic resins for paper impregnation and friction material bonding; acrylic polymers for pressure sensitive adhesives; emulsion polymer isocyanate adhesives for structural wood bonding; polyurethane and epoxy structural adhesives for bonding fiberglass reinforced plastics, composites, thermoplastics and metals in automotive, recreational, and industrial applications; induction bonding systems for thermoplastic materials; elastomeric polymer adhesives and butyl rubber roofing tapes for commercial roofing applications; and
   vapor curing, high-performance urethane coatings systems. It has manufacturing plants in Calumet City, Illinois; Norwood, New Jersey; and Ashland, Ohio.
       Drew Ameroid Marine Division - This division supplies specialty chemicals for water and fuel treatment and general maintenance as well as refrigeration services, sealing products, welding and refrigerant products and fire fighting and safety services to the world's merchant marine fleet. Drew Ameroid Marine currently provides shipboard technical service for more than 10,000 vessels from more than 30 locations serving 700 ports throughout the world.
       Electronic Chemicals Division - This division manufactures and sells a variety of ultra high-purity chemicals for the worldwide semiconductor manufacturing industry through various manufacturing locations and also custom blends and packages high-purity liquid chemicals to customer specifications. It has manufacturing plants in Newark, California; Milan, Italy; Easton, Pennsylvania; Dallas, Texas and Campbell, California. In addition, it also enters into long-term agreements to provide complete chemical management services, including purchasing, warehousing and delivering chemicals for in-plant use, for major facilities of large consumers of high-purity chemicals. In July 1996, Ashland Chemical signed a letter of intent with the Pueblo, Colorado, Economic Development Corporation to purchase property to build a new, ultra-high purity manufacturing and packaging facility in Pueblo, Colorado.
       Foundry Products Division - This division manufactures and sells foundry chemicals worldwide, including a complete line of foundry binders, core and mold coatings, sand additives, mold releases, core pastes, die lubes and other specialties. It has two domestic manufacturing plants located in Cleveland, Ohio and 18 foreign subsidiaries and affiliates manufacturing and/or marketing foundry and other chemicals. It also has a metals applications laboratory as part of the company's technical center, which is used for test castings and mold and core material testing.
       Drew Industrial Division - This division supplies specialized chemicals and consulting services for the treatment of boiler water, cooling water, steam, fuel and waste streams. It also supplies process chemicals and technical services to the pulp and paper and mining industries and also supplies additives used in manufacturing latex and paints. It conducts operations throughout North America, Europe and the Far East through subsidiaries, joint venture companies and distributors. The division has manufacturing plants in Kansas City, Kansas; Kearny, New Jersey; Houston, Texas; Ajax, Ontario, Canada; Singapore; Sydney and Perth, Australia; and Auckland, New Zealand.

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

       To deliver its services and products, APAC utilizes extensive aggregate-producing properties and construction equipment. It currently has 17 permanent operating quarry locations, 32 other aggregate production facilities, 33 ready-mix concrete plants, 141 hot-mix asphalt plants, and a fleet of over 8,900 mobile equipment units, including heavy construction equipment and transportation-related equipment.
       Raw aggregate generally consists of sand, gravel, granite, limestone and sandstone. About 28% of the raw aggregate produced by APAC is used in the performance of APAC's own contract construction work and the production of various processed construction materials. The remainder is sold to third parties. APAC also purchases substantial quantities of raw aggregate from other producers whose proximity to the job site render it economically feasible. Most other raw materials, such as liquid asphalt, portland cement and reinforcing steel, are purchased from others. APAC is not dependent upon any one supplier or customer.
       Approximately 60% of APAC's revenues are derived from highway and other public sector sources. The other 40% is derived from industrial and commercial customers and other private developers and contractors.
       Climate   and   weather   significantly   affect   revenues  in  the
   construction business. Due to its location, APAC tends to enjoy a relatively long construction season. Most of APAC's operating income is generated during the construction period of May to October.
       Total backlog at September 30, 1996 was $647 million, compared to $672 million at September 30, 1995. The backlog orders at September 30, 1996 are considered firm, and a major portion is expected to be filled during fiscal 1997.

                                    COAL

       Ashland Coal, Inc. ("Ashland Coal") - Ashland owns approximately 56% of Ashland Coal, a public company (NYSE:ACI) which is engaged in the production, transportation, processing and marketing of bituminous coal produced in eastern Kentucky and southern West Virginia. Carboex
   International   Ltd.,  a  subsidiary  of  Sociedad  Espanola  De  Carbon
   Exterior, S.A., a coal supply firm controlled by entities of the Government of Spain, owns approximately a 10% interest in Ashland Coal. The remaining 34% of Ashland Coal is owned by the public. The primary emphasis and direction of Ashland Coal is on the acquisition and development of low-sulfur steam coal reserves for sale to electric utility customers in the U.S. and abroad.
       For its fiscal year ended December 31, 1995, Ashland Coal and its independent operating subsidiaries sold 22.5 million tons of coal, as compared to 20.2 and 16.0 million tons sold in 1994 and 1993, respectively. Of the total number of tons sold during fiscal 1995, approximately 60% was under long-term contracts, as compared to 62% for 1994 and 57% for 1993, with the balance being sold on the spot market. In fiscal 1995, Ashland Coal and its independent operating subsidiaries sold 3.3 million tons of coal in the export market, compared to 1.7 million tons in 1994 and 2.1 million tons in 1993. Approximately 62%, 54%, and 61% of total revenues for 1995, 1994, and 1993, respectively, were derived from long-term contracts. For the year ended December 31, 1995, Ashland Coal's independent operating subsidiaries produced approximately 20.9 million tons of coal, as compared to 19.2 and 14.2 million tons for 1994 and 1993, respectively. In addition, Ashland Coal purchased for resale approximately 1.4 million tons of coal during 1995 and approximately 1.3 and 1.6 million tons of coal during 1994 and 1993.
       Ashland Coal's consolidated results for 1993 were significantly affected by a selective strike by the United Mine Workers of America
   ("UMWA")  from  May to  December  1993  against  the  operations  of two subsidiaries of Ashland Coal's Dal-Tex Coal Corporation subsidiary ("Dal-Tex") and the operations of Ashland Coal's Hobet Mining, Inc. subsidiary ("Hobet"). On December 14, 1993, UMWA members ratified the National Bituminous Coal Wage Agreement of 1993, and thereafter the UMWA miners returned to work at the Dal-Tex and Hobet operations. Dal-Tex's subsidiaries were merged into Dal-Tex, and Dal-Tex was merged into Hobet, in each case effective March 1, 1996.
       For the nine months ended September 30, 1996, Ashland Coal and its independent operating subsidiaries sold 16.0 million tons of coal. Of the total number of tons sold during the nine months ended September 30, 1996, 63% was under long-term contracts. These sales accounted for approximately 62% of Ashland Coal's total revenues for the nine-month period. Of the 16.0 million tons sold during the nine-month period, 1.7 million tons were sold in the export market. For the nine months, Ashland Coal's independent operating subsidiaries produced approximately 14.8 million tons of coal and purchased approximately 1.3 million tons for resale.
       Ashland Coal's 1996 earnings have been significantly adversely affected by the expiration at the end of 1995 of favorable sales contracts with Cincinnati Gas & Electric Company and by price reopeners under other supply contracts. On October 27, 1995, Ashland Coal's Board of Directors authorized the repurchase, from time to time, of up to one million shares of Ashland Coal's Common Stock. As of September 30, 1996, 256,000 shares have been purchased.
       Recently, the National Labor Relations Board ruled that ballots cast in an election by employees at Mingo Logan Coal Company to determine whether they would be represented by the UMWA should be destroyed and following that ruling, the UMWA withdrew its petition for an election.
       Substantially all of Ashland Coal's coal properties are in eastern Kentucky and southern West Virginia and are controlled by lease. Royalties paid to lessors are either on a fixed price per ton basis or on a percentage of the gross sales price basis. Most of these leases run until the exhaustion of minable and merchantable coal. The remaining leases have primary terms ranging from one to 40 years from the date of their execution, with many containing options to renew. Those term leases covering principal reserves under Ashland Coal's current mining plans are not scheduled to expire prior to expiration of those plans in 2003 ( at Ashland Coal's Coal Mac operations) and 2006 (at the balance of Ashland Coal's operations). Mining plans are not necessarily indicative of the life of the mine.
       As of December 31, 1995, Ashland Coal estimates that its subsidiaries controlled approximately 640 million tons of recoverable reserves in the proven and probable categories. Based upon limited information obtained from preliminary prospecting, drilling and coal seam analysis, Ashland Coal estimates that a substantial percentage of this coal has a sulfur content of 1% or less. Ashland has not made an independent verification of this information. The extent to which reserves will eventually be mined depends upon a variety of variables, including future economic conditions and governmental actions affecting both the mining and marketability of low-sulfur steam coal.
       Arch Mineral Corporation ("Arch") - Ashland currently owns 50% of Arch and has the right to acquire an additional 1.25% of Arch pursuant to a Put and Call Agreement with an Arch shareholder. Through its wholly owned subsidiaries, Arch mines, processes, markets, and transports bituminous coal in the domestic steam market and owns, controls and manages mineral-bearing properties throughout the United States. Arch has mines located in the Appalachian, Midwestern, and Western coal fields with access to rail, inland waterway and truck transportation networks, including several of its own transloading facilities. Arch also controls undeveloped coal reserves in the San Juan Basin of New Mexico, the Green River area in southwest Wyoming, southern Illinois, Indiana, southeast Kentucky, western Virginia and southern West Virginia.
      For its fiscal year ended December 31, 1995, Arch sold 26.7 million tons of coal compared to sales of 27.9 million tons and 17.6 million tons in 1994 and 1993, respectively. In 1995, 78% of Arch's sales were from the production of its wholly-owned independent operating subsidiaries, compared to 73% and 79% in 1994 and 1993, respectively. The remainder of the coal sold in each of these periods came from brokerage activities or from independent contractors operating on property controlled by Arch. Surface mines accounted for 60% of the production in 1995, as compared to 52% and 69% in 1994 and 1993, respectively. In each of these periods, the remainder of Arch's production came from its underground and auger mines. Sales under contracts with a duration of more than one year accounted for 72% of Arch's sales in 1995, compared with 69% and 78% in 1994 and 1993, respectively.
     As of September 30, 1996, Arch had 33 coal supply contracts of one year or longer duration. In the nine-months ended September 30, 1996, Arch sold 21.7 million tons of coal, 70% of which was sold under contracts with a duration of more than one year. During this period, 81% of Arch's total sales came from the production of its subsidiaries, while the remaining coal sold came from brokerage activities or independent contractors operating on properties controlled by Arch. During this nine-month period, 67% of Arch's production was from its surface mines and the remainder was from its underground and auger mines.

     As of December 31, 1995, Arch owned or controlled estimated recoverable coal reserves in the proven and probable categories of approximately 1.3 billion tons, based on an estimate prepared by Arch. Arch estimates that a majority of these reserves have a sulfur content of less than 1.6 pounds of sulfur dioxide per million Btu and a substantial portion have a sulfur content of less than 1.2 pounds of sulfur dioxide per million Btu. Ashland has not made an independent verification of this information.
     During 1996, Arch acquired roughly 58,000 acres in the Carbon Basin Reserve area of Wyoming consisting of approximately 96 million tons of reserves in the proven and probable categories having a sulfur content of less than 1.2 pounds of sulfur dioxide per million Btu. Additionally, during 1996, the reserves associated with the idled Pilot Butte mine in Sweetwater County, Wyoming and the assets associated with the Corbin Preparation Plant in Knox and Whitley Counties, Kentucky were sold in unrelated transactions for cash consideration and the assumption of the reclamation liabilities of these operations.
     Apogee Coal Company ("Apogee"), an independent operating subsidiary of Arch, is a member of the Bituminous Coal Operators Association ("BCOA") and a signatory to a five year collective bargaining agreement with the UMWA that expires on August 1, 1998. This contract was ratified on December 14, 1993, after a 219-day strike against certain BCOA members, including Apogee. This strike significantly affected Apogee's performance in 1993. In August 1996, the UMWA exercised its right to reopen the contract to discuss wages and pensions. The BCOA and the UMWA reached an agreement on these reopener issues, including an agreement that the UMWA would not exercise its reopener rights in 1997. In the nine months ended September 30, 1996, Apogee's production represented approximately 50% of Arch's total sales. Two other independent subsidiaries of Arch are signatories to collective bargaining agreements with independent employees associations. Employees of the remainder of Arch's operating subsidiaries are not represented by labor unions.
     Other Matters - Ashland Coal and Arch have resumed discussions of options for combining their businesses and operations. However, there can be no assurances that the discussions will result in progress toward a combination of the companies.
     Ashland Coal and Arch are subject to environmental regulations, including the Surface Mining Control and Reclamation Act of 1977, the Clean Water Act, RCRA and the Clean Air Act, as well as related federal environmental regulations and similar state enactments. In addition, the Federal Mine Safety and Health Act of 1977 ("MSHA") imposes health and safety standards on all mining operations. Regulations under MSHA are comprehensive and affect numerous aspects of mining operations, including the training of mine personnel, mining procedures, blasting and the equipment used in mining operations. These laws, regulations and requirements are not expected to have a material adverse impact on Ashland Coal's or Arch's competitive position.
     Ashland Coal and Arch are subject to the provisions of the Coal Industry Retiree Health Benefit Act of 1992. This legislation provides for the funding of medical and death benefits for certain retired members of the UMWA through premiums to be paid by assigned operators, transfers from an overfunded pension trust established for the benefit of retired UMWA members, and transfers from the Abandoned Mine Lands Fund, which is funded by a federal tax on coal production.
     The Clean Air Act contains acid rain provisions which require substantial reductions in sulfur dioxide emissions by power plants in the United States. Both Ashland Coal and Arch have significant low-sulfur coal reserves.

                                EXPLORATION

       Ashland's oil and gas exploration and production activities are conducted through wholly-owned subsidiaries of Ashland (collectively referred to as "Ashland Exploration"). Ashland Exploration is currently engaged in the exploration for and production of crude oil and natural gas in the United States and in the exploration for and production of crude oil in Nigeria. Limited exploration activity continues in Australia.
       For information regarding Ashland Exploration's estimated oil and gas reserves and other financial data, see Supplemental Oil and Gas Information on Pages 62 and 63 in Ashland's Annual Report. Since October 1, 1995,
   no estimates of Ashland Exploration's total proved net oil or gas reserves have been filed or included in reports to any federal authority or agency other than the SEC.

Domestic Operations

     Ashland   Exploration  has  concentrated  its  domestic  drilling  and production efforts in two core areas: the Appalachian Basin and the Gulf Coast. In addition, minor royalty interests are located primarily in the Southwest and Midcontinent regions of the United States.
     In the Appalachian Basin, Ashland Exploration's activities consist primarily of shallow gas development drilling on leaseholds totaling approximately 900,000 acres in eastern Kentucky, Virginia and West Virginia. In fiscal 1996, it completed 79 net gas wells, excluding 13 net wells which were being drilled at year-end.
     During fiscal 1996, Ashland Exploration's domestic production averaged 564 net barrels of oil per day and 108.4 million net cubic feet of natural gas per day. The average price received during fiscal 1996 was $18.22 per barrel of oil and $2.39 per thousand cubic feet (MCF) of gas.
     Ashland Exploration's exploratory efforts are concentrated in the Gulf of Mexico. In fiscal 1996, Ashland Exploration participated in drilling
   7  gross  exploratory  prospects.   Ashland  Exploration's   exploratory
   leasehold position in the Gulf of Mexico was 155,000 net acres at September 30, 1996.
     Ashland  Exploration  owned a working  interest  in 4,247  gross  (3,858 net)  domestic  producing  wells at September 30, 1996.

International Operations

     Ashland Exploration's oil production in Nigeria during fiscal 1996 was 17,520 barrels per day (before royalty obligations) from 103,000 acres onshore ("OPL 118") and 74,000 acres offshore ("OPL 98") held under a production-sharing contract ("PSC") with the Nigerian National Petroleum Corporation ("NNPC"), the Nigerian state-owned petroleum company. Ashland Exploration holds a 100% working interest in these blocks. Three successful horizontal development wells were drilled on OPL 98. The Akam #15 and Ebughu #5 wells are currently producing a combined 2,255 barrels per day. The Adanga SW #1 well is currently waiting on pipeline hook-up which is expected in early fiscal 1997. The appraisal well Adanga North #2 was drilled in September 1996 on OPL 98. The well was tested at 661 barrels per day and has been suspended pending further evaluation. Ashland Exploration plans to drill one additional horizontal development well on OPL 98 during fiscal 1997.
     Other exploratory efforts in Nigeria occurred on two additional offshore blocks ("OPL's 90/225") comprising a contract area of approximately 580,000 gross acres under another production-sharing contract with NNPC. Ashland Exploration holds a 50% working interest and is operator in these blocks. Two appraisal wells were successfully drilled in fiscal 1996 as confirmation to a 1994 discovery. The Okwori South #2 encountered 297 net feet of oil pay and is currently suspended. The Okwori South #3 encountered 378 net feet of oil pay and is also currently suspended. Ashland Exploration and its partner are currently evaluating the commercial potential of the Okwori field.
     In Australia, Ashland Exploration owns a 50% working interest in one exploration permit consisting of 335,000 gross acres and a 25% interest in another exploration permit consisting of 590,000 gross acres, both of which are located offshore western Australia. Ashland Exploration expects to fulfill its remaining seismic commitment in fiscal 1997.
     Ashland Exploration's international operations are necessarily subject to factors beyond its control. Foreign operations may also be affected by laws and policies of the United States relating to foreign trade, investment, and taxation.

Operating Statistics
Acreage and Wells

     The following table sets forth the gross and net productive wells and acreage at September 30, 1996:

Productive wells - Gas                                                                      Gross          Net
                                                                                            -----          ---
      United States* ......................................                                 4,211        3,836


Productive wells - Oil
      United States........................................                                    36           22
      Nigeria .............................................                                    36           36
                                                                                               --           --
           Total*..........................................                                    72           58
                                                                                               ==           ==

                                                                      Developed                  Undeveloped
                                                                       Acreage                     Acreage

   Acreage (in thousands)                                        Gross         Net          Gross          Net
                                                                 -----         ---          -----          ---
      United States........................................      1,263         936            748          410
      Nigeria .............................................        177         177            580          290
      Australia............................................                                   925          315
                                                             ---------   ---------         ------       ------
           Total...........................................      1,440       1,113          2,253        1,015
                                                                 =====       =====          =====        =====
   -----------------
   *  These wells  include 331 gross wells (317  domestic and 14  international)  and 293 net wells (279  domestic and 14 international) which have multiple completions.

   The following table summarizes the exploration and production activities for the last three fiscal years:

                                                                            Years Ended September 30
                                                                 ---------------------------------------------
                                                                    1996              1995                1994
                                                                    ----              ----                ----
   Net Natural Gas Production (MMCF per day)
      United States........................................        108.4             102.9                94.3
   Net Crude Oil Production (average barrels per day)
      United States........................................          564               609                 822
      Nigeria (1) .........................................       17,520            18,791              18,707
                                                                  ------            ------              ------
           Total...........................................       18,084            19,400              19,529
                                                                  ======            ======              ======
   Average Sales Prices - Natural Gas (per MCF)
      United States........................................        $2.39            $ 1.89               $2.42
   Average Sales Prices - Crude Oil (per barrel)
      United States........................................       $18.22            $15.96              $14.29
      Nigeria .............................................        18.46             16.17               15.01

   Average Production Product Cost (per equivalent barrel) (2)
      United States........................................        $4.37             $4.09               $3.87
      Nigeria .............................................         9.70              9.17                7.69

   Net Exploratory Wells Drilled - United States
      Net Productive Wells.................................            1                 2                   2
      Net Dry Wells .......................................            1                 5                   4
                                                                     ---               ---                 ---
            Total..........................................            2                 7                   6
                                                                     ===               ===                 ===
   Net Exploratory Wells Drilled - International
      Net Productive Wells.................................            2                 1                   1
      Net Dry Wells .......................................            0                 2                   1
                                                                     ---               ---                 ---
            Total..........................................            2                 3                   2
                                                                     ===               ===                 ===
   Net Development Wells Drilled
      Net Productive Wells
      United States........................................           79                88                  59
      International .......................................            3                 0                   0
                                                                     ---               ---                 ---
           Total...........................................           82                88                  59
                                                                      ==                ==                  ==
      Net Dry Wells
      United States........................................            0                 0                   1
      International .......................................            0                 0                   0
                                                                     ---               ---                 ---
           Total...........................................            0                 0                   1
                                                                     ===               ===                 ===
   -----------------
   (1)Net production for Nigeria is before royalty.
   (2)Equivalent barrels computed on a six MCF to one barrel ratio.


                               OTHER BUSINESS

       AECOM Technology Corporation ("AECOM"), which is 12% owned by Ashland, provides a wide array of design, engineering, architectural, planning, operations and maintenance, construction and construction management, development, environmental and other technical and professional services to industrial, commercial and government clients. AECOM is headquartered in Los Angeles, California, and performs services through offices located throughout the world. Under an agreement between AECOM and Ashland, AECOM is obligated to repurchase all of Ashland's equity interest in AECOM with the repurchase scheduled to be completed in stages through 1998.
       Ashland, through a special purpose subsidiary, Ashland Ethanol, Inc. ("AEI"), has a 50% interest in a partnership that owns an ethanol plant located in South Point, Ohio. The partnership is comprised of AEI and subsidiaries of Ohio Farm Bureau Federation, Inc., Publicker Industries Inc. and UGI Corporation. The plant began operation in September 1982 but discontinued operations due to low margins in August 1995. Because of concerns about the venture's long-term viability, Ashland wrote off its investment in AEI in fiscal 1986. The partnership is in default under a loan with the U.S. Department of Agriculture-Rural Economic and Community Development Services (formerly known as the Farmers Home Administration) with a balance due of approximately $14.7 million plus interest and has an unpaid balance of $24.5 million plus interest under a Department of Energy cooperative agreement. A liquidation auction of the plant, property and assets is scheduled for December 1996.

                               MISCELLANEOUS

Forward Looking Statements

       This Form 10-K, and the documents incorporated by reference, contain forward-looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including various information within the Capital Resources and Outlook sections in Management's Discussion and Analysis in Ashland's Annual Report. Although Ashland believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such statements will be achieved. Important factors which could cause actual results to differ materially from those contained in such statements are discussed immediately below, as well as in other portions of this Form 10-K and in Note A to the Consolidated Financial Statements under risks and uncertainties in Ashland's Annual Report.
       Ashland's operations are affected by domestic and international political, legislative, regulatory and legal actions. Such actions may include changes in the policies of the Organization of Petroleum Exporting Countries ("OPEC") or other developments involving or effecting oil-producing countries, including military conflict, embargoes, internal instability or actions or reactions of the government of the United States in anticipation of or in response to such developments.
       Domestic and international economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, as well as changes in the availability and market prices of crude oil, natural gas, coal and petroleum products, can also have a significant effect on Ashland's operations. While Ashland maintains reserves for anticipated liabilities and carries various levels of insurance, Ashland could be affected by civil, criminal, regulatory or administrative actions, claims or proceedings. In addition, climate and weather can significantly affect Ashland in several of its operations such as its construction, natural gas, heating oil and coal businesses.

Governmental Regulation and Action

       Ashland's operations are affected by political developments and laws and regulations, such as restrictions on production, restrictions on imports and exports, the maintenance of specified reserves, price controls, tax increases and retroactive tax claims, expropriation of property, cancellation of contract rights, environmental protection controls and laws pertaining to workers' health and safety. As discussed in part below, a number of bills have been enacted or proposed by the United States Congress and various state governments which have or could have a significant impact on Ashland.
      General - As a refiner, Ashland is substantially affected by changes in world crude oil prices. Many world and regional events can have substantial effects on world crude oil prices and can increase volatility in world markets. Ashland expects to be able to acquire adequate supplies of crude oil at competitive prices. However,

   Ashland  cannot  predict  whether  foreign and United  States  petroleum product price levels will permit its refineries to operate on a profitable basis. Neither can it predict the effect on its operations and financial condition from possible changes in the Organization of Petroleum Exporting Countries ("OPEC") policies or in actions by the President of the United States and the Congress, from changes in taxes and federal regulation of the oil and gas business in the United States, or from other developments that cannot be foreseen.
       The stability of Ashland's crude oil supply from foreign sources is subject to factors beyond its control, such as military conflict between oil-producing countries, the possibility of nationalization of assets, embargoes of the type imposed by OPEC in 1973, internal instability in one or more oil-producing countries, and rapid increases in crude oil prices. Although Ashland will continue, for economic reasons, to rely upon foreign crude oil sources for a substantial portion of its crude oil supply, the extent of operation in the domestic crude oil market afforded by its Scurlock Permian subsidiary assists in offsetting the adverse effects frequently associated with market volatility. See "Petroleum-Crude Oil Supply" for Ashland's crude oil processing requirements.
       Imported crude oil is subject at present to payment of duty, which is 10.5(cent) per barrel for crudes over 25(degree) API gravity (2.1(cent) per barrel for Canadian imports) and 5.25(cent) per barrel for crudes below 25(degree) API gravity (1.05(cent) per barrel for Canadian imports). Imported crude oil is also subject to a customs users fee of .17% of the value of the crude oil. For information with respect to tax assessments on crude oil, see also "Environmental Protection."
       Retail marketing "divorcement" legislation and wholesale and retail pricing regulations have been adopted in some states. They are proposed from time to time in other states and at the federal level. If such legislation were adopted at the federal level or in the states where SuperAmerica sells petroleum products, it could have a substantial adverse impact.
       Environmental Protection - Federal, state and local statutes and regulations relating to the protection of the environment have a significant impact on the conduct of Ashland's businesses. Ashland's capital and operating expenditures for air, water and solid waste control facilities are summarized below.
                                            Years Ended September 30
                                      -------------------------------------
  (In millions)                       1996          1995              1994
---------------------------------     -----        -----             -----
   Capital expenditures               $ 40         $  44             $  63
   Operating expenditures              158           151               140

        At September 30, 1996, Ashland's reserves for environmental assessments and remediation efforts were $173 million, reflecting Ashland's most likely estimates of the costs which will be incurred over an extended period to remediate identified environmental conditions for which costs are reasonably estimable.
       Based on current environmental regulations, Ashland estimates capital expenditures for air, water and solid waste control facilities to be $25 million in 1997. Expenditures for investigatory and remedial efforts in future years are subject to the uncertainties associated with environmental exposures, including identification of new environmental sites and changes in laws and regulations and their application. Such expenditures, however, are not expected to have a material adverse effect on Ashland's consolidated financial position, cash flow or liquidity,  but could  have a  material  adverse  effect on  results  of operations in a particular quarter or fiscal year. For information regarding inspections being conducted by the United States Environmental Protection Agency with respect to Ashland Petroleum's three refineries, see Note K of Notes to Consolidated Financial Statements in Ashland's Annual Report.
       The United States Environmental Protection Agency ("USEPA") and the states have adopted regulations and laws concerning underground storage tanks covering, among other things, registration of tanks, release detection, corrosion protection, response to releases, closure of, and financial responsibility for, underground storage tank systems.
       Superfund provided for the establishment of a fund to be used for a waste clean-up program administered by the USEPA. The law previously provided for the following separate taxes: (i) a petroleum tax on domestic crude oil and on imported crude oil equalized at 9.7(cent) per barrel plus a 5(cent) per barrel oil spill tax, as more fully described below, (ii) a chemical feedstock tax, (iii) a tax on imported chemical derivatives, (iv) an "environmental tax" based on corporate alternative minimum taxable income, and (v) the motor fuel tax to finance the new Underground Storage Tank Trust Fund. During 1996, the tax provisions of Superfund expired which resulted in Ashland paying approximately $5 million in Superfund taxes during fiscal 1996 as compared to $19 million in fiscal 1995. Superfund, which provides for cleanup of certain hazardous waste sites, is undergoing consideration for significant amendments, including reauthorization of taxing provisions as well as a reevaluation of the liability allocation provisions and improved cleanup remedy selection. However, it is uncertain at this time exactly what the revisions will be, or if they will in fact be adopted.
       The Oil Pollution Act of 1990 ("OPA 90") established a $1 billion trust fund to cover cleanup-related costs of oil spills after the responsible party's liability limits have been reached, or where the responsible party is otherwise unidentifiable or unable to pay. The trust fund is financed, when depleted below specified levels, through an excise tax of 5(cent) per barrel on domestic crude oil and imported petroleum oil products (pursuant to Superfund). OPA 90 subjects spillers to strict liability for removal costs and damages (including natural resource damages) resulting from oil spills, and requires the preparation and implementation of spill-response plans at designated vessels and facilities. Additionally, OPA 90 requires that new tank vessels entering or operating in domestic waters be double-hulled, and that existing tank vessels that are not double-hulled be retrofitted or removed from domestic service according to a phase-out schedule.
       On July 1, 1994, the United States Coast Guard issued interim final regulations dealing with financial responsibility for water pollution under OPA 90 and CERCLA. The regulations require self-propelled tank vessel owners and operators to maintain evidence of financial responsibility, effective December 28, 1994, sufficient to meet their potential liability defined under OPA 90 and CERCLA for spills of oil or hazardous substances. The Director, Coast Guard National Pollution Funds Center has granted permission to Ashland to self-insure the financial responsibility amount for liability purposes for Ashland's ocean tankers as provided in OPA 90.
       The Federal Clean Air Act required the refining industry to market cleaner-burning, reformulated gasoline ("RFG") beginning January 1, 1995, in nine specified metropolitan areas across the country. Ashland does not directly supply gasoline in any of the nine metropolitan areas. However, several urban locations within Ashland's marketing area have opted into the RFG program and Ashland has been able to meet expected demand for RFG in its marketing area. The Clean Air Act also required the refining industry to supply 39 carbon monoxide (CO) non-attainment areas with gasoline containing 2.7 weight percent oxygen for four winter months each year. Upon being re-designated CO attainment, several of these areas are seeking to opt-out of the oxygenated gasoline requirements. Ashland believes it will have a continuing need to directly supply this fuel only at St. Paul Park, Minnesota, whose primary market is a CO non-attainment area.
       RCRA, which requires "cradle to grave" management of hazardous waste, is slated to be reauthorized by Congress, although timing of such reauthorization is uncertain. Reauthorization issues may include an expansion of hazardous waste program coverage, recycling, used oil, and solid waste management. These same issues may be addressed in additional USEPA rulemakings unrelated to reauthorization efforts. It is anticipated that both the reauthorization and other future rulemakings will result in increased environmental compliance costs, but the amount of such increase is uncertain at this time.

Research

      Ashland conducts a program of research and development directed toward the invention and improvement of products and processes and also toward the improvement of environmental controls for its existing facilities. It maintains its primary research facilities in Catlettsburg, Kentucky, and Dublin, Ohio. Research and development costs are expensed as incurred ($27 million in 1996, $24 million in 1995 and $23 million in 1994).

   Competition

       In all of its operations, Ashland is subject to intense competition both from companies in the respective industries in which it operates and from products of companies in other industries. In most of these segments, competition is based primarily on price, with factors such as reliability of supply, service and quality being considered. Ashland Petroleum competes primarily with other domestic refiners and, to a lesser extent, with imported products. However, Ashland Petroleum typically enjoys a geographic advantage for products in its primary marketing areas. While some integrated competitors have sources of controlled crude production, few competitors in Ashland Petroleum's market areas are significantly crude self-sufficient. SuperAmerica competes with major oil companies, independent oil companies and independent marketers. Virtually all of SuperAmerica's refined products are supplied by Ashland Petroleum. SuperAmerica strives to provide high quality and efficient service and enjoys gasoline and merchandise sales per store exceeding the convenience store industry average based on the 1995 National Association of Convenience Store State of the Industry Survey.

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

ITEM 2. PROPERTIES
       Ashland's corporate headquarters, which is leased, and the principal offices of Ashland Petroleum, which are owned, are located in Russell, Kentucky. Principal offices of other segments are located in Lexington, Kentucky (SuperAmerica and Valvoline); Dublin, Ohio (Chemical); Atlanta, Georgia (APAC); Huntington, West Virginia (Ashland Coal) and Houston, Texas (Exploration), all of which are leased. Ashland's principal manufacturing, marketing and other materially important physical properties are described under the appropriate segment under Item 1. See also the statistical data included under "Exploration" and "Coal" in
   Item 1 and Supplemental Oil and Gas Information on Pages 62 and 63 in Ashland's Annual Report. Additional information concerning certain leases may be found in Note H of Notes to Consolidated Financial Statements in Ashland's Annual Report.

ITEM 3. LEGAL PROCEEDINGS
       EnvironmentalProceedings -(1) As of September 30, 1996, Ashland was subject to 77 notices received from the USEPA and similar state agencies identifying Ashland as a "potentially responsible party" ("PRP") under Superfund or similar state laws for potential joint and several liability for cleanup costs in connection with alleged releases of hazardous substances from various waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the USEPA or a state agency in accordance with procedures established under regulations, in which Ashland may be participating as a member of various PRP groups. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for the costs of site cleanup or oversight expended, and/or long-term monitoring of environmental conditions at the sites. Ashland carefully monitors the investigatory and remedial activity at many of these sites. Based on its experience with site remediation, its familiarity with current environmental laws and regulations, its analysis of the specific hazardous substances at issue, the existence of other financially viable PRPs and its current estimates of investigatory, clean-up and monitoring costs at each site, Ashland believes that its liability at these sites, either individually or in the aggregate, after taking into account established reserves, will not have a material adverse effect on Ashland's consolidated financial position, cash flow or liquidity, but could have a material adverse effect on results of operations in a particular quarter or fiscal year. Estimated costs for these matters are recognized in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. For additional information regarding Superfund, see "Miscellaneous Governmental Regulation and Action-Environmental Protection."
       (2) On March 19, 1996, after consultation with the USEPA, the Kentucky Division for Air Quality issued a finding that Ashland had not demonstrated compliance with certain air regulations regarding volatile organic compounds at its Catlettsburg, Kentucky refinery, and referred the matter to USEPA - Region IV for formal enforcement action. Ashland filed a petition requesting a hearing before a Kentucky administrative hearing officer on the merits of the matter, which has now been rescheduled for July 1997. Separately, the USEPA issued a Notice of Violation to Ashland regarding this matter.

ITEM 4.  SUBMISSION  OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter ended September 30, 1996.
   ITEM X.  EXECUTIVE OFFICERS OF ASHLAND
       The following is a list of Ashland's executive officers, their ages and their positions and offices during the last five years (listed alphabetically as to Senior Vice Presidents who are members of Ashland's core management group, other Senior Vice Presidents, Administrative Vice Presidents and other executive officers.)
       JOHN R. HALL (age 63) Effective October 1, 1996, Mr. Hall retired as Chief Executive Officer of Ashland, a position he has held since 1981. He will remain as Chairman and Director until Ashland's Annual Meeting on January 30, 1997 and has served in such capacities since 1981 and 1968, respectively.
       PAUL W. CHELLGREN (age 53) was elected as Chief Executive Officer effective October 1, 1996 and is President and Director of Ashland, having served in such capacities since 1992. He is expected to be elected Chairman of the Board upon Mr. Hall's retirement from such position on January 30, 1997. During the past five years, he has also served as Chief Operating Officer, Senior Vice President and Chief Financial Officer of Ashland.
       JAMES R. BOYD (age 50) is Senior Vice President of Ashland and Group Operating Officer - Ashland Exploration, Inc., Arch Mineral Corporation, Ashland Services Company and APAC, Inc. Mr. Boyd has served as Senior Vice President since 1989 and as Group Operating Officer for the above companies since 1990, with the exception of APAC for which he assumed responsibility as of October 1, 1993.
       JOHN A. BROTHERS (age 56) is Senior Vice President of Ashland and Group Operating Officer - Ashland Petroleum Company, SuperAmerica Group and The Valvoline Company and has served in such capacities since 1984 and 1996, respectively. During the last five years, he was Group Operating Officer - Ashland Chemical Company, SuperAmerica Group and The Valvoline Company.
       THOMAS L. FEAZELL (age 59) is Senior Vice President, General Counsel and Secretary of Ashland and has served in such capacities since 1992, 1981 and 1992, respectively. During the past five years he has also served as Administrative Vice President of Ashland.
       J. MARVIN QUIN (age 49) is Senior Vice President and Chief Financial Officer of Ashland and has served in such capacities since 1992. During the past five years, he has also served as Administrative Vice President and Treasurer of Ashland.
       ROBERT E. YANCEY, JR. (age 51) is Senior Vice President of Ashland and President of Ashland Petroleum Company and has served in such capacities since 1986. During the past five years, he also served as Group Operating Officer of APAC, Inc. and Ashland Petroleum.
      HARRY M. ZACHEM (age 52) is Senior Vice President - Public Affairs and has served in such capacity since 1988.
       DAVID J. D'ANTONI (age 51) is Senior Vice President of Ashland and President of Ashland Chemical Company and has served in such capacities since 1988.
       JOHN F. PETTUS (age 53) is Senior Vice President of Ashland and President of SuperAmerica Group and has served in such capacities since 1989 and 1988, respectively.
       CHARLES F. POTTS (age 52) is Senior Vice President of Ashland and President of APAC, Inc. and has served in such capacities since 1992. During the past five years he has also served as Senior Vice President and Chief Operating Officer of APAC.
      G. THOMAS WILKINSON (age 58) is Senior Vice President of Ashland and President of Ashland Exploration, Inc. and has served in such capacities since 1992 and 1990, respectively. During the past five years he has also served as Vice President of Ashland.
       KENNETH L. AULEN (age 47) is Administrative Vice President and Controller of Ashland and has served in such capacity since 1992. During the past five years he has also served as Auditor of Ashland.
       PHILIP W. BLOCK (age 49) is Administrative Vice President - Human Resources of Ashland and has served in such capacity since 1992. During the past five years he has also served as Vice President - Corporate Human Resources.

       JOHN W. DANSBY (age 51) is Administrative Vice President and Treasurer of Ashland and has served in such capacities since 1992. During the past five years he has also served as Ashland's Vice President of Planning.
       WILLIAM R. SAWRAN (age 51) is Vice President and Chief Information Officer of Ashland, and President of Ashland Services Company and has served in such capacities since 1984, with the exception of Chief Information Officer which he assumed in 1994.
       JAMES J. O'BRIEN (age 42) is Vice President of Ashland and President of The Valvoline Company and has served in such capacities since October 1995. During the past five years he has also served as Vice President of Ashland Petroleum Company, Executive Assistant to the Chief Executive Officer and Regional Manager of Ashland Chemical's General Polymers division.
       FRED E. LUTZEIER (age 44) is Auditor of Ashland and has served in such capacity since December 1992. During the past five years he has also served as Vice President and Controller of Arch Mineral Corporation.
       Each executive officer (other than Vice Presidents who are appointed by Ashland's management) is elected by the Board of Directors to a term of one year, or until the successor is duly elected, at the annual meeting of the Board of Directors, except in those instances where the officer is elected at other than an annual meeting of the Board of Directors, in which case the tenure will expire at the next annual meeting of the Board of Directors unless the officer is re-elected.

                                  PART II

   ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
       There is hereby incorporated by reference the information appearing in Note G of Notes to Consolidated Financial Statements in Ashland's Annual Report.
      At September 30, 1996, there were approximately 23,100 holders of record of Ashland's Common Stock. Ashland Common Stock is listed on the New York and Chicago stock exchanges (ticker symbol ASH) and has trading
   privileges  on  the  Boston,  Cincinnati,   Pacific,   Philadelphia  and
   Amsterdam stock exchanges.

   ITEM 6.  SELECTED FINANCIAL DATA
       There is hereby incorporated by reference the information appearing under the caption "Five Year Selected Financial Information" on Page 64 in Ashland's Annual Report.

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS There is hereby incorporated by reference the information appearing under the caption "Management's
   Discussion and Analysis" on Pages 36 to 42 in Ashland's Annual Report.

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
       There is hereby incorporated by reference the consolidated financial statements appearing on Pages 43 through 58 and the supplemental information appearing on Pages 60 through 63 in Ashland's Annual Report.

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
       None

                                  PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
       There is hereby incorporated by reference the information to appear under the caption "Election of Directors" in Ashland's definitive Proxy Statement for its January 30, 1997 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after September 30, 1996 ("Proxy Statement"). See also the list of Ashland's executive officers and related information under "Executive Officers of Ashland" in Item X herein.

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

                                  PART IV

   ITEM 14. EXHIBITS,  FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
       (a) Documents filed as part of this Report (1) and (2) Financial Statements and Financial Schedule
       The consolidated financial statements and financial schedule of Ashland presented or incorporated by reference in this report are listed in the index on Page 25.

      (3) Exhibits
          3.1     -      Second  Restated  Articles of  Incorporation  of
                         Ashland,  as  amended  to May 16,  1996  (filed as
                         Exhibit  3.1 to  Ashland's  Form 8-K dated May 16,
                         1996, and incorporated herein by reference).

           3.2    -      Bylaws of Ashland,  as amended to September 19,
                         1996 (filed as Exhibit 3.2 to Ashland's Form 8-K dated September 20, 1996, and incorporated herein by reference).

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

          4.2     -      Indenture,  dated as of  August  15,  1989,  as
                         amended and restated as of August 15, 1990, between Ashland and Citibank, N.A., as Trustee
                         (filed as Exhibit 4(a) to Ashland's Form10-K for the fiscal year ended September 30, 1991, and incorporated herein by reference).

          4.3     -      Rights  Agreement,  dated  as of May 16,  1996,
                         between  Ashland Inc. and Harris Trust and Savings
                         Bank,  together  with  Form of  Right  Certificate
                         (filed as Exhibits 4(a) and 4(c), respectively, to Ashland's Form8-A filed with the SEC on May 16,
                         1996, and incorporated herein by reference).

                The following Exhibits 10.1 through 10.20 are compensatory plans or arrangements or management contracts required to be filed as exhibits pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

          10.1    -      Amended Stock  Incentive  Plan for Key Employees
                         of Ashland Inc. and its Subsidiaries.

          10.2    -      Ashland  Inc.  Deferred  Compensation  and Stock
                         Incentive Plan for Non-Employee Directors.

          10.3    -      Ashland Inc. Director  Retirement Plan (filed as
                         Exhibit  10(c).3  to  Ashland's  Form 10-K for the
                         fiscal  year  ended   September   30,  1988,   and
                         incorporated herein by reference).

          10.4    -      Ninth   Amended  and   Restated   Ashland  Inc.
                         Supplemental Early Retirement Plan for Certain Key
                         Executive Employees.

          10.5    -      Ashland  Inc.  Amended  Performance  Unit  Plan
                         (filed as Exhibit 10(c).5 to Ashland's Form 10-K for the fiscal year ended September 30, 1994, and incorporated herein by reference).

          10.6    -      Ashland Inc. Incentive  Compensation Plan (filed
                         as Exhibit  10(c).6 to Ashland's  Form10-K for the
                         fiscal  year  ended   September   30,  1993,   and
                         incorporated herein by reference).

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

          10.11   -      Ashland Inc. Nonqualified Excess Benefit Pension
                         Plan.

          10.12   -      Ashland Inc. Long-Term Incentive Plan.

          10.13   -      Ashland Inc. Directors' Charitable Award Program.

          10.14   -      Ashland Inc. 1993 Stock Incentive Plan.

          10.15   -      Ashland Inc. 1995 Performance Unit Plan.

          10.16   -      Ashland Inc. Incentive Compensation Plan for Key
                         Executives.

          10.17   -      Ashland Inc. Deferred Compensation Plan.

          11      -      Computation of Earnings Per Share  (appearing on
                         Page 28 of Ashland's Form 10-K for the fiscal year ended September 30, 1996).

          12      -      Computation of Ratios of Earnings to Fixed Charges
                         and Earnings to Combined Fixed Charges and
                         Preferred Stock Dividends.

          13      -      Portions   of   Ashland's   Annual   Report  to
                         Shareholders, incorporated by reference herein, for the fiscal year ended September 30, 1996.

          21      -      List of Subsidiaries.


          23      -      Consent of independent auditors.

          24      -      Power of Attorney, including resolutions of the Board
                         of Directors.

          27      -      Financial Data Schedule.

      Upon written or oral request, a copy of the above exhibits will be furnished at cost. (b) Reports on Form 8-K

      A report on Form 8-K was filed on September 20, 1996 to announce that Paul W. Chellgren was formally elected by the Board of Directors as Chief Executive Officer. The report also noted that Ashland's Board of Directors had amended Ashland's Bylaws at its meeting on September 19, 1996.

      A report on Form 8-K was filed on November 14, 1996 to announce that Providence Capital, Inc., a New York-based financial firm and a stockholder of record of 100 Ashland Inc. (NYSE:ASH) common shares, had given formal notice to Ashland that it had nominated three individuals for election to Ashland's board of directors at the 1997 annual shareholders' meeting, to be held on January 30, 1997.

      A report on Form 8-K was filed on December 9, 1996 announcing several steps to improve the Company's profitability and enhance returns to Ashland's shareholders. Ashland also announced that Providence Capital, which had proposed nominating three directors to Ashland's board at Ashland's annual shareholders' meeting, has agreed to withdraw its nominations.

                                 SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ASHLAND INC.
                                     (Registrant)

                                        By:    /s/ Kenneth L. Aulen
                                           --------------------------------
                                          (Kenneth L. Aulen, Administrative
                                           Vice President and Controller)

                                           Date:   December 10, 1996

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities indicated, on December 10, 1996.

          Signatures                               Capacity

          /s/ Paul W. Chellgren          Chief Executive Officer, President
      -------------------------          and Director
          Paul W. Chellgren


       /s/ J. Marvin Quin               Senior Vice President and Chief
      -------------------------          Financial Officer
         J. Marvin Quin


       /s/ Kenneth L. Aulen             Administrative Vice President,
      -------------------------          Controller and Principal
        Kenneth L. Aulen                 Accounting Officer


                    *                                 Director
      -------------------------
         Jack S. Blanton

                    *                                 Director
      -------------------------
        Thomas E. Bolger

                    *                                 Director
      -------------------------
        Samuel C. Butler

                    *                                 Director
      -------------------------
        Frank C. Carlucci

                    *                                 Director
      -------------------------
         James B. Farley

                    *                                 Director
      -------------------------
         Ralph E. Gomory

                    *
      -------------------------         Chairman of the Board of Directors
         John R. Hall                   and Director

                    *
      -------------------------                       Director
        Mannie L. Jackson

                    *
      -------------------------                       Director
        Patrick F. Noonan

                    *                                 Director
      -------------------------
        Jane C. Pfeiffer

                    *                                 Director
      -------------------------
        James R. Rinehart

                    *                                 Director
      -------------------------
         Michael D. Rose

                    *                                 Director
      -------------------------
         William L. Rouse , Jr.

                    *                                 Director
      -------------------------
         Robert B. Stobaugh




      *  By: /s/ Thomas L. Feazell
            ------------------------
             Thomas L. Feazell
             Attorney-in-Fact

            Date:  December 10, 1996

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

Consolidated financial schedule:
 II - Valuation and qualifying accounts                                  27
       -----------


           *The consolidated financial statements appearing on Pages 43 through 58 and the supplemental information appearing on Pages 60 through 63 in Ashland's Annual Report are incorporated by reference in this Annual Report on Form 10-K.


           Schedules other than that listed above have been omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto. Separate financial statements of unconsolidated affiliates are omitted because each company does not constitute a significant subsidiary using the 20% tests when considered individually. Summarized financial information for such affiliates is disclosed in Note C of Notes to Consolidated Financial Statements in Ashland's Annual Report.

                       REPORT OF INDEPENDENT AUDITORS

       We have audited the consolidated financial statements and schedule of Ashland Inc. and subsidiaries listed in the accompanying index to financial statements and financial schedules (Item 14(a)). These financial statements and schedule are the responsibility of Ashland's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
       In our opinion, the financial statements listed in the accompanying index to financial statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of Ashland Inc. and subsidiaries at September 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
       As discussed in Note A to the consolidated financial statements, in fiscal 1995 Ashland changed its method of accounting relative to impairments of long-lived assets.

   Louisville, Kentucky                                   ERNST & YOUNG LLP
   November 6, 1996

-------------------------------------------------------------------------------------------------------------------------------
Ashland Inc. and Subsidiaries
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------------------------------------------------------
(In millions)                                          Balance at      Provisions                                       Balance
                                                        beginning      charged to       Reserves            Other        at end
Description                                               of year        earnings       utilized          changes       of year
================================================================================================================================
YEAR ENDED SEPTEMBER 30, 1996
Reserves deducted from asset accounts
   Accounts receivable                                       $25             $10            $(8) (1)       $  -            $27
   Inventories                                                 6               6             (2)              -             10
--------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30, 1995
Reserves deducted from asset accounts
   Accounts receivable                                       $23             $ 9            $(7) (1)       $  -            $25
   Inventories                                                 6               3             (3)              -              6
--------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30, 1994
Reserves deducted from asset accounts
   Accounts receivable                                       $20             $11            $(8) (1)       $  -            $23
   Inventories                                                 5               3             (2)              -              6
================================================================================================================================

(1)  Uncollected amounts written off, net of recoveries of $2 million in 1996, $1 million in 1995 and $2 million in 1994.



----------------------------------------------------------------------------------------------------------------------------------
Ashland Inc. and Subsidiaries
EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE
Years Ended September 30
----------------------------------------------------------------------------------------------------------------------------------
(In millions except per share data)                                                       1996             1995              1994
===================================================================================================================================
PRIMARY EARNINGS PER SHARE
Income available to common shares
   Net income                                                                            $ 211             $ 24             $ 197
   Dividends on convertible preferred stock                                                (19)             (19)              (19)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         $ 192             $  5             $ 178
-----------------------------------------------------------------------------------------------------------------------------------
Average common shares and equivalents outstanding
   Average common shares outstanding                                                        64               62                60
   Common shares issuable upon exercise of stock options                                     1                -                 1
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            65               62                61
-----------------------------------------------------------------------------------------------------------------------------------
Earnings per share                                                                       $2.97             $.08             $2.94
===================================================================================================================================
EARNINGS PER SHARE ASSUMING FULL DILUTION
Income available to common shares
   Net income                                                                            $ 211             $ 24             $ 197
   Interest on convertible debentures (net of income taxes)                                  5               -                  5
   Dividends on convertible preferred stock                                                 -               (19)               -
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         $ 216             $  5             $ 202
-----------------------------------------------------------------------------------------------------------------------------------
Average common shares and equivalents outstanding
   Average common shares outstanding                                                        64               62                60
   Common shares issuable upon
      Exercise of stock options                                                              1                1                 1
      Conversion of debentures                                                               3                -                 2
      Conversion of preferred stock                                                          9                -                 9
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            77               63                72
-----------------------------------------------------------------------------------------------------------------------------------
Earnings per share                                                                       $2.82             $.08             $2.79
===================================================================================================================================
