Form 10-Q
period 1996-12-31
ASHLAND INC
filed 1997-02-13
CIK 7694

==============================================================================


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                 FORM 10-Q



          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934



              FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996



                       Commission file number 1-2918



                                ASHLAND INC.
                          (a Kentucky corporation)



                           I.R.S. No. 61-0122250
                             1000 Ashland Drive
                          Russell, Kentucky 41169



                      Telephone Number: (606) 329-3333




                  Indicate  by check mark  whether the  Registrant  (1) has
              filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No ___

                  At January  31,  1997,  there were  65,032,263  shares of
              Registrant's Common Stock outstanding. One Right to purchase one-thousandth of a share of Series A Participating Cumulative Preferred Stock accompanies each outstanding share of Registrant's Common Stock.

==============================================================================

                                                    PART I - FINANCIAL INFORMATION


-----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Three months ended
                                                                                                             December 31
                                                                                                   ---------------------------
(In millions except per share data)                                                                      1996            1995
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES
    Sales and operating revenues (including excise taxes)                                           $   3,427       $   3,079
    Other                                                                                                  19              94  (1)
                                                                                                    ----------      ----------
                                                                                                        3,446           3,173
COSTS AND EXPENSES
    Cost of sales and operating expenses                                                                2,671           2,350
    Excise taxes on products and merchandise                                                              250             238
    Selling, general and administrative expenses                                                          333             309
    Depreciation, depletion and amortization                                                              104             101
                                                                                                    ----------      ----------
                                                                                                        3,358           2,998
                                                                                                    ----------      ----------

OPERATING INCOME                                                                                           88             175

OTHER INCOME (EXPENSE)
    Interest expense (net of interest income)                                                             (41)            (43)
    Equity income                                                                                           8               4
                                                                                                    ----------      ----------

INCOME BEFORE INCOME TAXES
AND MINORITY INTEREST                                                                                      55             136
    Income taxes                                                                                          (15)            (44)
    Minority interest in earnings of subsidiaries                                                          (4)             (5)
                                                                                                    ----------      ----------

NET INCOME                                                                                                 36              87  (1)
    Dividends on convertible preferred stock                                                               (5)             (5)
                                                                                                    ----------      ----------
INCOME AVAILABLE TO COMMON SHARES                                                                   $      31       $      82
                                                                                                    ==========      ==========

EARNINGS PER SHARE - Note E
    Primary                                                                                         $     .47       $    1.29  (1)
    Assuming full dilution                                                                          $     .47       $    1.16


DIVIDENDS PAID PER COMMON SHARE                                                                     $    .275       $    .275

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



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------------------
                                                                            December 31        September 30          December 31
(In millions)                                                                      1996                1996                 1995
----------------------------------------------------------------------------------------------------------------------------------

                               ASSETS
                               ------

CURRENT ASSETS
    Cash and cash equivalents                                                 $      50            $     77            $      62
    Accounts receivable                                                           1,753               1,693                1,591
    Allowance for doubtful accounts                                                 (27)                (27)                 (25)
    Construction completed and in progress                                           18                  50                   26
    Inventories - Note B                                                            801                 736                  791
    Deferred income taxes                                                           105                 112                   89
    Other current assets                                                            123                  99                  105
                                                                              ----------           ---------           ----------
                                                                                  2,823               2,740                2,639
INVESTMENTS AND OTHER ASSETS
    Investments in and advances to unconsolidated affiliates                        158                 157                  147
    Investments of captive insurance companies                                      182                 178                  200
    Cost in excess of net assets of companies acquired                              137                 120                  106
    Other noncurrent assets                                                         348                 359                  392
                                                                              ----------           ---------           ----------
                                                                                    825                 814                  845
PROPERTY, PLANT AND EQUIPMENT
    Cost                                                                          7,450               7,374                7,125
    Accumulated depreciation, depletion and amortization                         (3,736)             (3,659)              (3,574)
                                                                              ----------           ---------           ----------
                                                                                  3,714               3,715                3,551
                                                                              ----------           ---------           ----------

                                                                              $   7,362            $  7,269            $   7,035
                                                                              ==========           =========           ==========
                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

CURRENT LIABILITIES
    Debt due within one year                                                  $     185            $    203            $     279
    Trade and other payables                                                      2,032               2,044                1,741
    Income taxes                                                                     27                  32                   75
                                                                              ----------           ---------           ----------
                                                                                  2,244               2,279                2,095
NONCURRENT LIABILITIES
    Long-term debt (less current portion)                                         1,860               1,784                1,781
    Employee benefit obligations                                                    619                 613                  622
    Reserves of captive insurance companies                                         162                 166                  177
    Deferred income taxes                                                            74                  64                   41
    Other long-term liabilities and deferred credits                                379                 375                  413
    Commitments and contingencies - Note C
                                                                              ----------           ---------           ----------
                                                                                  3,094               3,002                3,034
MINORITY INTEREST IN CONSOLIDATED
   SUBSIDIARIES                                                                     176                 174                  178

STOCKHOLDERS' EQUITY
    Convertible preferred stock                                                     293                 293                  293
    Common stockholders' equity                                                   1,555               1,521                1,435
                                                                              ----------           ---------           ----------
                                                                                  1,848               1,814                1,728
                                                                              ----------           ---------           ----------

                                                                              $   7,362            $  7,269            $   7,035
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
                                                  Common       Paid-in      Retained            plan
(In millions)                                      stock       capital      earnings         (LESOP)         Other         Total
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT OCTOBER 1, 1995                       $    64       $   256      $  1,063      $      (11)       $  (10)     $  1,362
   Net income                                                                     87                                          87
   Dividends
     Preferred stock                                                              (5)                                         (5)
     Common stock                                                                (17)                                        (17)
   Issued common stock under stock
     incentive plans                                                 2                                                         2
   LESOP loan repayment                                                                            3                           3
   Other changes                                                                                                 3             3
                                                 --------      --------     ---------     -----------       -------     ---------
BALANCE AT DECEMBER 31, 1995                     $    64       $   258      $  1,128      $       (8)       $   (7)     $  1,435
                                                 ========      ========     =========     ===========       =======     =========

BALANCE AT OCTOBER 1, 1996                       $    64       $   280      $  1,185      $        -        $   (8)     $  1,521
   Net income                                                                     36                                          36
   Dividends
     Preferred stock                                                              (5)                                         (5)
     Common stock                                                                (18)                                        (18)
   Issued common stock under
     Stock incentive plans                             1            18                                                        19
     Employee savings plan                                           1                                                         1
   Other changes                                                                                                 1             1
                                                 --------      --------     ---------     -----------       -------     ---------
BALANCE AT DECEMBER 31, 1996                     $    65       $   299      $  1,198      $        -        $   (7)     $  1,555
                                                 ========      ========     =========     ===========       =======     =========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Three months ended
                                                                                                         December 31
                                                                                                --------------------------------
(In millions)                                                                                       1996                 1995
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATIONS
    Net income                                                                                  $     36             $     87
    Expense (income) not affecting cash
      Depreciation, depletion and amortization                                                       104                  101
      Deferred income taxes                                                                           14                   (9)
      Other noncash items                                                                              9                   10
    Change in operating assets and liabilities (1)                                                  (112)                 (27)
                                                                                                ---------            ---------
                                                                                                      51                  162

CASH FLOWS FROM FINANCING
    Proceeds from issuance of long-term debt                                                          87                    1
    Proceeds from issuance of capital stock                                                           12                    1
    Loan repayment from leveraged employee stock ownership plan                                        -                    3
    Repayment of long-term debt                                                                      (47)                 (16)
    Increase (decrease) in short-term debt                                                            18                  (25)
    Dividends paid                                                                                   (23)                 (23)
                                                                                                ---------            ---------
                                                                                                      47                  (59)

CASH FLOWS FROM INVESTMENT
    Additions to property, plant and equipment                                                       (97)                 (74)
    Purchase of operations - net of cash acquired                                                    (31)                 (17)
    Proceeds from sale of operations                                                                   -                    1
    Investment purchases (2)                                                                         (37)                (117)
    Investment sales and maturities (2)                                                               37                  114
    Other-net                                                                                          3                    -
                                                                                                ---------            ---------
                                                                                                    (125)                 (93)
                                                                                                ---------            ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                     (27)                  10

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                       77                   52
                                                                                                ---------            ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                       $     50             $     62
                                                                                                =========            =========
--------------------------------------------------------------------------------------------------------------------------------
(1)  Excludes changes resulting from operations acquired or sold.
(2)  Represents primarily investment transactions of captive insurance companies.



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

----------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------------

NOTE A - GENERAL

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end audit adjustments which may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. Results of operations for the period ended December 31, 1996, are not necessarily indicative of results to be expected for the year ending September 30, 1997.

NOTE B - INVENTORIES

          --------------------------------------------------------------------------------------------------------------------
                                                                         December 31        September 30         December 31
          (In millions)                                                         1996                1996                1995
          --------------------------------------------------------------------------------------------------------------------
          Crude oil                                                          $   384              $  336              $  318
          Petroleum products                                                     375                 323                 331
          Chemicals                                                              376                 342                 332
          Other products                                                         151                 146                 173
          Materials and supplies                                                  64                  63                  69
          Excess of replacement costs over LIFO carrying values                 (549)               (474)               (432)
                                                                             --------             -------             -------
                                                                             $   801              $  736              $  791
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

         During 1996, the U.S. Environmental Protection Agency (EPA) notified Ashland that its three refineries would be subject to a comprehensive inspection of compliance with federal environmental laws and regulations. The third and final inspection was completed during the quarter ended December 31, 1996. Such inspections could result in sanctions, monetary penalties and further remedial expenditures. Also during 1996, Ashland arranged for an independent review of environmental compliance at its three refineries by an outside consulting firm, self-reported to the EPA a number of issues of non-compliance with applicable laws or regulations, and commenced a program to address these matters. Ashland is not in a position to determine what actions, if any, may be instituted and is similarly

----------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------------

NOTE C - LITIGATION, CLAIMS AND CONTINGENCIES (continued)

         uncertain at this time what additional remedial actions may be required or costs incurred. However, this matter is not expected to have a material adverse effect on Ashland's consolidated financial position.

         In addition to environmental matters, Ashland and its subsidiaries are parties to numerous claims and lawsuits (some of which are for substantial amounts). While these actions are being contested, the outcome of individual matters is not predictable with assurance. Although any actual liability is not determinable as of December 31, 1996, Ashland believes that any liability resulting from these matters, after taking into consideration Ashland's insurance coverages and amounts already provided for, should not have a material adverse effect on Ashland's consolidated financial position.

NOTE D - ACQUISITIONS

         During the three months ended December 31, 1996, Ashland Chemical acquired various distribution and specialty chemical businesses. These acquisitions were accounted for as purchases and did not have a significant effect on Ashland's consolidated financial statements.

NOTE E - COMPUTATION OF EARNINGS PER SHARE

           ------------------------------------------------------------------------------------------------------------------
                                                                                                       Three months ended
                                                                                                           December 31
                                                                                                      -----------------------
           (In millions except per share data)                                                            1996         1995
           ------------------------------------------------------------------------------------------------------------------

           PRIMARY EARNINGS PER SHARE
           Income available to common shares
              Net income                                                                               $     36     $     87
              Dividends on convertible preferred stock                                                       (5)          (5)
                                                                                                       ---------    ---------
                                                                                                       $     31     $     82
                                                                                                       =========    =========
           Average common shares and equivalents outstanding
              Average common shares outstanding                                                              65           64
              Common shares issuable upon exercise of stock options                                           1            -
                                                                                                       ---------    ---------
                                                                                                             66           64
                                                                                                       =========    =========

          Earnings per share                                                                           $    .47     $   1.29
                                                                                                       =========    =========

-----------------------------------------------------------------------------------------------------------------------------

           EARNINGS PER SHARE
              ASSUMING FULL DILUTION
           Income available to common shares
              Net income                                                                               $     36     $     87
              Dividends on convertible preferred stock                                                       (5)           -
              Interest on convertible debentures (net of income taxes)                                        -            1
                                                                                                       ---------    ---------
                                                                                                       $     31     $     88
                                                                                                       =========    =========
           Average common shares and equivalents outstanding
              Average common shares outstanding                                                              65           64
              Common shares issuable upon
                Exercise of stock options                                                                     1            -
                Conversion of debentures                                                                      -            3
                Conversion of preferred stock                                                                 -            9
                                                                                                       ---------    ---------
                                                                                                             66           76
                                                                                                       =========    =========

           Earnings per share                                                                          $    .47     $   1.16
                                                                                                       =========    =========


--------------------------------------------------------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Three months ended
                                                                                                            December 31
                                                                                                   -----------------------------
(Dollars in millions except as noted)                                                                      1996             1995
--------------------------------------------------------------------------------------------------------------------------------

SALES AND OPERATING REVENUES
   Refining and Marketing (1)                                                                        $    1,751       $    1,444
   Valvoline                                                                                                263              275
   Chemical                                                                                                 958              886
   APAC                                                                                                     305              328
   Coal                                                                                                     150              164
   Exploration                                                                                               78               56
   Intersegment sales                                                                                       (78)             (74)
                                                                                                     -----------      -----------
                                                                                                     $    3,427       $    3,079
                                                                                                     ===========      ===========
OPERATING INCOME
   Refining and Marketing (1)                                                                        $       14       $       29
   Valvoline                                                                                                 13               12
   Chemical                                                                                                  34               38
   APAC                                                                                                      18               23
   Coal                                                                                                      11               17
   Exploration                                                                                               12               79
   General corporate expenses                                                                               (14)             (23)
                                                                                                     -----------      -----------
                                                                                                     $       88       $      175
                                                                                                     ===========      ===========
EQUITY INCOME
   Arch Mineral Corporation                                                                          $        5       $        2
   Other                                                                                                      3                2
                                                                                                     -----------      -----------
                                                                                                     $        8       $        4
                                                                                                     ===========      ===========
OPERATING INFORMATION
   Refining and Marketing (1)
     Refining inputs (thousand barrels per day) (2)                                                       372.8            378.2
     Value of products manufactured per barrel                                                       $    28.82       $    22.05
     Input cost per barrel                                                                                24.76            18.00
                                                                                                     -----------      -----------
     Refining margin per barrel                                                                      $     4.06             4.05
     Refined product sales (thousand barrels per day)
       Wholesale sales to
         Ashland brand retail jobbers                                                                      24.2             12.7
         Other wholesale customers (3)                                                                    301.9            303.9
       SuperAmerica retail system                                                                          76.5             75.3
                                                                                                     -----------      -----------
     Total refined product sales                                                                          402.6            391.9
     SuperAmerica merchandise sales                                                                  $      144       $      139
   Valvoline lubricant sales (thousand barrels per day) (3)                                                18.1             20.3
   APAC construction backlog
     At end of period                                                                                $      564       $      616
     Decrease during period                                                                          $      (83)      $      (56)
   Ashland Coal, Inc. (4)
     Tons sold (millions)                                                                                   5.8              6.0
     Sales price per ton                                                                             $    25.63       $    27.32
   Arch Mineral Corporation (4)
     Tons sold (millions)                                                                                   7.8              6.9
     Sales price per ton                                                                             $    25.00       $    25.85
   Exploration
     Net daily production
       Natural gas (million cubic feet) (3)                                                               105.8            111.0
       Nigerian crude oil (thousand barrels)                                                               17.6             18.2
     Sales price
       Natural gas (per thousand cubic feet)                                                         $     3.07       $     2.18
       Nigerian crude oil (per barrel)                                                               $    23.23       $    16.21

---------------------------------------------------------------------------------------------------------------------------------
(1)  Segments  formerly  identified as Petroleum and SuperAmerica  have been combined effective October 1, 1996. Prior year amounts have been restated.
(2)  Includes crude oil and other purchased feedstocks.
(3)  Includes intersegment sales.
(4)  Ashland's ownership interest is 57% in Ashland Coal and 50% in Arch
     Mineral.

----------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
----------------------------------------------------------------------------

RESULTS OF OPERATIONS

         Ashland recorded net income of $36 million for the quarter ended December 31, 1996, the first quarter of its 1997 fiscal year. This compares to net income of $87 million for the quarter a year ago, which included operating income of $73 million ($48 million after income taxes) from the settlement of Ashland Exploration's claims in the bankruptcy reorganization of Columbia Gas Transmission and Columbia Gas Systems. Excluding the non-recurring gain in the quarter a year ago, net income declined slightly from prior-year levels, due primarily to lower results from Refining and Marketing, Ashland Coal and APAC.

         Effective October 1, 1996, Ashland changed its methodology for allocating corporate general and administrative (G&A) expenses. For purposes of comparison to prior year results, segment operating income for the current quarter (as reflected in the table on Page 8), excluding the increased allocations, would have amounted to: Refining and Marketing ($19 million); Valvoline ($15 million); Chemical ($36 million); APAC ($19 million); Coal ($11 million); Exploration ($13 million); and general corporate expenses ($25 million).

         Refining and Marketing

         Ashland is now reporting the results of Ashland Petroleum, its refining division, and SuperAmerica retail gasoline marketing operations as a single industry segment to allow for better peer group comparisons. Prior year results have been restated. Combined results from these operations totaled $14 million for the current quarter, compared to $29 million for the quarter a year ago. The decline in earnings reflected reduced crude oil gathering margins for Scurlock Permian, a 1.5(cent) per gallon decrease in retail gasoline margins and increased corporate G&A allocations. Refining operations showed an improvement over the prior year's quarter. The refining margin (the difference between the value of products manufactured and input cost) of $4.06 per barrel was essentially flat with the margin of $4.05 per barrel for the first quarter of fiscal 1996, even though input costs increased $6.76 per barrel. Total inputs were down slightly from the first quarter of fiscal 1996 when throughput records were set at each of the three refineries. Cost reduction efforts are ongoing as evidenced by a decline in refining expenses of 16(cent) a barrel compared to last year's quarter, despite an 11(cent) per barrel increase in the cost of fuel consumed in the refining process.

         The Ashland brand jobber program continues to expand with the opening of 38 more units during the quarter, bringing the total number of units to 523 at December 31, 1996, compared to 210 at December 31, 1995. SuperAmerica continued its expansion during the quarter also, opening 11 new or rebuilt units to bring the total number of units to 750 at December 31, 1996, including 629 SuperAmerica stores and 121 Rich outlets. At December 31, 1995, there were 616 SuperAmerica stores and 99 Rich outlets in operation. The growth in operating units contributed to increased sales volumes for both liquid products and merchandise, and the merchandise gross profit margin remained strong during the quarter. However, these positive trends only partially offset the impact of the decline in retail gasoline margins and a rise in operating expenses, associated with the growth in stores.

         Valvoline

         Valvoline reported operating income of $13 million for the quarter ended December 31, 1996, compared to $12 million for the quarter ended December 31, 1995. The U.S. lubricant business was the leading contributor to earnings, reflecting improved motor oil margins. Operating income from the automotive chemicals and coolant businesses increased, reflecting higher margins, while the antifreeze business benefited from improved volumes and margins. First Recovery, Valvoline's used oil collection business, reported a record quarter primarily due to higher used oil and filter collection revenues. Valvoline International's operating income was up on the strength of increased sales volumes.

-----------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
-----------------------------------------------------------------------------

         Chemical

         Ashland Chemical was the leading earnings contributor to the quarter, with $34 million of operating income, compared to $38 million for the same period a year ago. Both the distribution and specialty chemical groups reported record first quarter results. The General Polymers plastics distribution business, as well as the electronic chemicals and specialty polymers and adhesives businesses all reported record results for the quarter. However, these improvements were more than offset by increased corporate G&A allocations and a decline in petrochemicals, resulting from escalating costs for solvents.

         APAC

         The APAC construction companies reported operating income of $18 million for the first quarter, compared to $23 million for the same period last year. Adverse weather conditions in several of APAC's operating areas led to lower volumes. Revenues were off 7% and production of construction materials was down. In addition, last year's results benefited from a gain on the disposal of a shell pit in Florida, while the current year was affected by increased corporate G&A allocations. The construction backlog at December 31, 1996, amounted to $564 million, compared to $616 million at December 31, 1995. Although down 8% from the prior year level, the reduction is not expected to have a significant effect on APAC's results for the remainder of fiscal 1997.

         Coal

         Operating income for Ashland Coal declined from $17 million for the first quarter of fiscal 1996 to $11 million for the first quarter of fiscal 1997. The decline was principally due to the expiration of certain higher priced sales contracts at the end of December 1995. Coal sales tonnage declined slightly, while the average sales price was down $1.69 per ton. However, these adverse effects were partially offset by a reduction in the average cost per ton to record-low levels, due primarily to a dragline relocation completed in August 1996. A second dragline relocation was completed in early January 1997 and should further reduce mining costs.

         Exploration

         Ashland Exploration reported operating income of $12 million for the December 1996 quarter, compared to $79 million for the
         December 1995 quarter. Excluding the previously mentioned $73 million Columbia Gas settlement from last year's results, operating income doubled. An 89-cent per Mcf increase in the average natural gas price was the largest contributor to the improvement.

         Natural gas production from Vermilion 410 in the Gulf of Mexico began December 23 and by the end of December reached 16.5 million cubic feet a day net to Ashland's interest. Maximum production from the complex is expected to be reached in February when four additional wells from Vermilion 389 reach full capacity. In addition, Ashland's board approved the development plan for the Okwori field offshore Nigeria, as did Ashland's partner TOTAL. The next step is to obtain approval from the Nigerian National Petroleum Company.

         Ashland and Ashland Exploration recently reached an agreement in principle to settle a number of lawsuits alleging damages resulting from certain discontinued operations. The settlement will result in a $7.5 million charge to operating income during the March 1997 quarter.

         General Corporate Expenses

         General corporate expenses declined from $23 million in the prior year's quarter to $14 million for the current quarter. However, the current quarter includes $11 million in increased G&A allocations to the operating divisions. Excluding the impact of the increased allocations, the increase in general corporate expenses from $23 million to $25 million reflected higher consulting fees and deferred compensation expenses in the current quarter.

-----------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
-----------------------------------------------------------------------------

         Other Income (Expense)

         For the three months ended December 31, 1996, interest expense (net of interest income) totaled $41 million, compared to $43 million for the December 1995 quarter. The decline reflected a decrease in the average outstanding debt level during the current period.

         Equity income from Arch Mineral increased from $2 million for the December 1995 quarter to $5 million for the December 1996 quarter. The increase resulted from favorable mining conditions at Arch of West Virginia, increased production and sales at Arch of Illinois, and reduced SG&A and interest costs.

FINANCIAL POSITION

         Liquidity

         Ashland's financial position has enabled it to obtain capital for its financing needs and to maintain investment grade ratings on its senior debt. On February 3, 1997, Moody's Investors Service lowered the rating on Ashland's senior debt from Baa1 to Baa2, a level equivalent to the company's BBB senior debt rating from Standard & Poor's. Ashland has a revolving credit agreement providing for up to $320 million in borrowings, under which no borrowings were outstanding at December 31, 1996. At that date, Ashland Coal also had revolving credit agreements providing for up to $500 million in borrowings, of which $15 million was in use. Under a shelf registration, Ashland can issue an additional $220 million in medium-term notes should future opportunities or needs arise. Ashland and Ashland Coal also have access to various uncommitted lines of credit and commercial paper markets, under which short-term notes of $120 million were outstanding at December 31, 1996.

         Cash flows from operations, a major source of Ashland's liquidity, amounted to $51 million for the three months ended December 31, 1996, compared to $162 million for the three months ended December 31, 1995. This decrease was attributed primarily to the decreased level of earnings, including the effect of the Columbia settlement, and increased working capital requirements.

         Working capital at December 31 1996, was $579 million, compared to $461 million at September 30, 1996, and $544 million at December 31, 1995. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 79% of current liabilities at December 31, 1996, and 76% at September 30, 1996. Ashland's working capital is significantly affected by its use of the LIFO method of inventory valuation, which valued inventories $549 million below their replacement costs at December 31, 1996.

         Capital Resources

         For the three months ended December 31, 1996, property additions amounted to $97 million, compared to $74 million for the same period last year. Property additions (including exploration costs and geophysical expenses) and cash dividends for the remainder of fiscal 1997 are estimated at $421 million and $67 million, respectively. Ashland anticipates meeting its remaining 1997 capital requirements for property additions and dividends from internally generated funds. However, external financing may be necessary to provide funds for the remaining contractual maturities of $39 million for long-term debt or for acquisitions.

         Ashland's capital employed at December 31, 1996, consisted of debt (49%), deferred income taxes (2%), minority interest (4%), convertible preferred stock (7%), and common stockholders' equity (38%). Debt as a percent of capital employed was relatively unchanged from the level at September 30, 1996. At December 31, 1996, long-term debt included $48 million of floating-rate debt, and the interest rates on an additional $502 million of fixed-rate debt had been converted to floating rates through interest rate swap agreements. As a result, interest costs for the remainder of 1997 will fluctuate based on short-term interest rates on $550 million of Ashland's consolidated long-term debt, as well as on any short-term notes and commercial paper.

----------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
----------------------------------------------------------------------------

ENVIRONMENTAL MATTERS

         Federal, state and local laws and regulations relating to the protection of the environment have resulted in higher operating costs and capital investments by the industries in which Ashland operates. Because of the continuing trends toward greater environmental awareness and ever increasing regulations, Ashland believes that expenditures for environmental compliance will continue to have a significant effect on the conduct of its businesses. Although it cannot accurately predict how such trends will affect future operations and earnings, Ashland believes the nature and significance of its ongoing compliance costs will be comparable to those of its competitors in the petroleum, chemical and extractive industries. For information on certain specific environmental proceedings and investigations, see the "Legal Proceedings" section of this Form 10-Q. For information regarding environmental expenditures and reserves, see the "Miscellaneous - Governmental Regulation and Action - Environmental Protection" section of Ashland's Form 10-K.

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

         During 1996, the U.S. Environmental Protection Agency (EPA) notified Ashland that its three refineries would be subject to a comprehensive inspection of compliance with federal environmental laws and regulations. The third and final inspection was completed during the quarter ended December 31, 1996. Such inspections could result in sanctions, monetary penalties and further remedial expenditures. Also during 1996, Ashland arranged for an independent review of environmental compliance at its three refineries by an outside consulting firm, self-reported to the EPA a number of issues of non-compliance with applicable laws or regulations, and commenced a program to address these matters. Ashland is not in a position to determine what actions, if any, may be instituted and is similarly uncertain at this time what additional remedial actions may be required or costs incurred. However, this matter is not expected to have a material adverse effect on Ashland's consolidated financial position.

PROFITABILITY IMPROVEMENT PLAN

         On December 9, 1996, Ashland issued a press release announcing several significant steps to improve the Company's profitability and enhance returns to Ashland's shareholders. The press release was attached as an exhibit to a Form 8-K filed with the Securities and Exchange Commission on that same date. Following is an update of the progress under each of the steps enumerated in the plan.

         o ESTABLISHING A NEW PETROLEUM GROUP CONSISTING OF ASHLAND PETROLEUM, SUPERAMERICA AND VALVOLINE. The group reports to Group Operating Officer and Senior Vice President J. A. "Fred" Brothers and is aggressively examining ways to improve profits from the value-added chain.

         o REDUCING CAPITAL EXPENDITURES FOR REFINING. These are being limited to $100 million for fiscal 1997, below projected depreciation, and totaled $21 million for the December 1996 quarter.

         o AGGRESSIVELY REVIEWING OPTIONS FOR STRATEGIC ALLIANCES FOR ASHLAND'S REFINING AND MARKETING OPERATIONS. Working with outside advisors, a team of senior employees is continuing to pursue this objective. It is too early to predict the outcome of these efforts. However, Ashland remains committed to actively pursuing this initiative to improve returns from refining and marketing.

----------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
----------------------------------------------------------------------------

PROFITABILITY IMPROVEMENT PLAN (continued)

         o EVALUATING STRATEGIC ALTERNATIVES FOR ASHLAND EXPLORATION, INC. On January 29, 1997, Ashland's Board of Directors approved, subject to certain contingencies, the initial public offering (IPO) of less than 20 percent of Ashland Exploration. This transaction would likely occur in the late spring or summer and would likely be followed by the tax-free spin-off of Ashland's remaining ownership in Ashland Exploration to Ashland Inc. shareholders. Ashland hopes to complete both transactions before the end of the 1997 calendar year, subject to governmental and regulatory approvals, tax rulings, market conditions and definitive agreements among various parties.

         o INCREASING CAPITAL EMPLOYED IN ASHLAND CHEMICAL, THE APAC HIGHWAY CONSTRUCTION GROUP AND VALVOLINE. Ashland Chemical closed six acquisitions during the quarter as it continues to expand distribution and specialty chemical businesses in the United States and abroad. Ashland Chemical also announced a 115,000-square-foot expansion of its Dublin, Ohio, technical center to provide technical support for continued growth. Valvoline Instant Oil Change entered a retail partnership with Sears to set up shop in 20 Sears Auto Centers in Dallas, Minneapolis/St. Paul and Kansas City. The three markets will serve as tests in anticipation of opening VIOC service centers in more than 150 Sears Auto Centers nationwide over the next three years.

         o TERMINATING A SHELF REGISTRATION STATEMENT FOR THE OFFERING FROM TIME TO TIME OF UP TO $100 MILLION IN ASHLAND COMMON STOCK. This has been completed; Ashland issued a total of $51 million of common stock under the registration statement in 1995.

         o IMPLEMENTING A COMMON STOCK REPURCHASE PROGRAM. In December, Ashland's board approved a plan to repurchase up to one million shares of Ashland common stock annually to offset dilution due to company benefit programs. No purchases have occurred to date under this program.

         o EVALUATING CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES. These expenses are being evaluated in a two phase program. Phase one will result in the allocation of $41 million of expenses during fiscal 1997 to the operating divisions which are utilizing the services of the corporate staff. These increased allocations began in the quarter ended December 31, 1996. Phase two is aimed at determining if expenditure levels are appropriate and identifying specific cost reduction opportunities. This process will continue throughout 1997 and will be revisited from time to time thereafter.

         In the same press release, Ashland also indicated that it would continue to encourage the ongoing discussions between Ashland Coal, Inc. and Arch Mineral Corporation toward a possible business combination. On January 27, 1997, the Boards of Directors of the two companies jointly announced that they had approved an agreement in principle calling for the combination of the two companies. The exchange ratio to be used for the transaction would result in former Ashland Coal and Arch Mineral shareholders holding approximately 48 percent and 52 percent of the combined company, respectively. Consummation of the transaction is conditioned upon the negotiation and execution of definitive agreements between the parties, all necessary governmental and regulatory consents and approvals by the shareholders of both corporations. If the transaction is completed as currently envisioned, Ashland would have an approximate 54 percent ownership interest in the combined company, which would be consolidated in Ashland's financial statements.

FORWARD LOOKING STATEMENTS

         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although Ashland believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such statements will be achieved. Important factors which could cause actual results to differ materially from those contained in such statements are discussed in Note A to the Consolidated

----------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
----------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS (continued)

         Financial Statements under risks and uncertainties in Ashland's Annual Report for the fiscal year ended September 30, 1996. Other factors and risks affecting Ashland's revenues and operations are contained in Ashland's Form 10-K for the fiscal year ended September 30, 1996, which is on file with the Securities and Exchange Commission.

                        PART II - OTHER INFORMATION
-----------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

        Environmental Proceedings - (1) As of December 31, 1996, Ashland was subject to 77 notices received from the USEPA and similar state agencies identifying Ashland as a "potentially responsible party" ("PRP") under Superfund or similar state laws for potential joint and several liability for cleanup costs in connection with alleged releases of hazardous substances from various waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the USEPA or a state agency in accordance with procedures established under regulations, in which Ashland may be participating as a member of various PRP groups. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for the costs of site cleanup or oversight expended, and/or long-term monitoring of environmental conditions at the sites. Ashland carefully monitors the investigatory and remedial activity at many of these sites. Based on its experience with site remediation, its familiarity with current environmental laws and regulations, its analysis of the specific hazardous substances at issue, the existence of other financially viable PRPs and its current estimates of investigatory, clean-up and monitoring costs at each site, Ashland believes that its liability at these sites, either individually or in the aggregate, after taking into account established reserves, will not have a material adverse effect on Ashland's consolidated financial position, cash flow or liquidity, but could have a material adverse effect on results of operations in a particular quarter or fiscal year. Estimated costs for these matters are recognized in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. For additional information regarding Superfund, see "Miscellaneous - Governmental Regulation and Action-Environmental Protection."

        (2) On March 19, 1996, after consultation with the USEPA, the Kentucky Division for Air Quality issued a finding that Ashland had not demonstrated compliance with certain air regulations regarding volatile organic compounds at its Catlettsburg, Kentucky refinery, and referred the matter to USEPA - Region IV for formal enforcement action. Ashland filed a petition requesting a hearing before a Kentucky administrative hearing officer on the merits of the matter. The hearing is scheduled for July 1997. Separately, the USEPA issued a Notice of Violation to Ashland regarding this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   (a) Ashland's Annual Meeting of Shareholders was held on January 30, 1997, at the Ashland Petroleum Executive Office Building, Ashland Drive, Russell, Kentucky at 10:30 a.m.

   (b)  Ashland's shareholders at said meeting elected 6 directors:

                                         Votes
                                        -------
                              Affirmative      Withheld
                              -----------      --------
         Paul W. Chellgren    56,125,726       901,515
         Ralph E. Gomory      56,102,830       871,824
         Patrick F. Noonan    56,137,625       866,648
         Jane C. Pfeiffer     56,097,123       879,041
         Michael D. Rose      56,157,026       852,740
         Robert B. Stobaugh   56,139,934       868,049

        Directors who continued in office: Jack S. Blanton, Thomas E. Bolger, Samuel C. Butler, Frank C. Carlucci, James B. Farley, Mannie L. Jackson and W. L. Rouse, Jr. John R. Hall, a director of Ashland since 1968 and Chairman of the Board since 1981 retired at the Annual Meeting. Edmund B. Fitzgerald and James R. Rinehart, directors of Ashland since 1990 and 1985, respectively, also retired at the Annual Meeting.

   (c) Ashland's shareholders at said meeting ratified the appointment of Ernst & Young LLP as independent auditors for fiscal year 1997 by a vote of 55,970,001 affirmative to 807,455 negative and 219,568 abstention votes.

   (d) Ashland's shareholders at said meeting approved the Ashland Inc. 1997 Stock Incentive Plan by a vote of 51,930,344 affirmative to 4,239,248 negative and 508,466 abstention votes. A copy of the Plan is attached as Exhibit 10.

   (e) The results of voting on a shareholder proposal to nominate a wage roll employee to the Board of Directors were 48,391,472 negative to 3,008,928 affirmative and 1,142,319 abstention votes.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        3.2 Bylaws of Ashland, as amended to January 30, 1997

      10.18 Copy of Ashland Inc. 1997 Stock Incentive Plan

         27 Financial Data Schedule

   (b)  Reports on Form 8-K

        A report on Form 8-K dated December 9, 1996 was filed by Ashland to disclose that Ashland issued a press release announcing several significant steps to improve Ashland's profitability and enhance returns to Ashland's shareholders. Ashland also announced that Providence Capital, which had proposed nominating three directors to Ashland's board at Ashland's annual shareholders' meeting had agreed to withdraw its nominations.

        A report on Form 8-K dated January 30, 1997 was filed to disclose that on January 30, 1997, the Board of Directors of Ashland Inc. announced that Ashland will proceed toward an initial public offering of less than 20 percent of Ashland Exploration, Inc., a wholly-owned subsidiary, subject to certain contingencies. This transaction would likely occur in the late spring or summer. The initial public offering would likely be followed by the tax-free spin-off of Ashland's remaining ownership in Ashland Exploration to Ashland Inc. shareholders once an appropriate ruling is received from the Internal Revenue Service, subject also to any governmental and regulatory approvals, market conditions and definitive agreements among various parties.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Ashland  Inc.
                               ------------------------------------------
                                             (Registrant)




Date   February 13, 1997      /s/ Kenneth L. Aulen
                              -------------------------------------------
                                  Kenneth L. Aulen
                                  Administrative Vice President and Controller
                                 (Chief Accounting Officer)




Date   February 13, 1997      /s/ Thomas L. Feazell
                              -------------------------------------------
                                  Thomas L. Feazell
                                  Senior Vice President,
                                  General Counsel and Secretary