Form 10-Q
period 1997-03-31
ASHLAND INC
filed 1997-05-15
CIK 7694

===========================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997



                          Commission file number 1-2918



                                  ASHLAND INC.
                            (a Kentucky corporation)



                              I.R.S. No. 61-0122250
                               1000 Ashland Drive
                             Russell, Kentucky 41169



                        Telephone Number: (606) 329-3333




                  Indicate  by check mark  whether the  Registrant  (1) has
              filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No

                  At April  30,  1997,  there  were  74,249,655  shares  of
              Registrant's Common Stock outstanding. One Right to purchase one-thousandth of a share of Series A Participating Cumulative Preferred Stock accompanies each outstanding share of Registrant's Common Stock.


============================================================================

                         PART I - FINANCIAL INFORMATION

-----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

-----------------------------------------------------------------------------------------------------------------------------------
                                                                       Three months ended                 Six months ended
                                                                            March 31                          March 31
                                                                      ---------------------           -----------------------

(In millions except per share data)                                    1997           1996               1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES
    Sales and operating revenues (including excise taxes)         $   3,226      $   3,072          $   6,653       $   6,151
    Other                                                                17             25                 37             119  (1)
                                                                  ----------     ----------         ---------       ----------
                                                                      3,243          3,097              6,690           6,270
COSTS AND EXPENSES
    Cost of sales and operating expenses                              2,497          2,396              5,168           4,746
    Excise taxes on products and merchandise                            244            251                495             489
    Selling, general and administrative expenses                        337            318                669             627
    Depreciation, depletion and amortization                            113             99                217             200
                                                                  ----------     ----------         ---------       ----------
                                                                      3,191          3,064              6,549           6,062
                                                                  ----------     ----------         ---------       ----------

OPERATING INCOME                                                         52             33                141             208

OTHER INCOME (EXPENSE)
    Interest expense (net of interest income)                           (42)           (42)               (82)            (86)
    Equity income                                                         9              6                 16              11
                                                                  ----------     ----------         ----------      ----------

INCOME (LOSS) BEFORE INCOME TAXES
AND MINORITY INTEREST                                                    19             (3)                75             133
    Income taxes                                                         (7)             1                (23)            (42)
    Minority interest in earnings of subsidiaries                        (5)             -                 (9)             (6)
                                                                  ----------     ----------         ---------       ----------

NET INCOME (LOSS)                                                         7             (2)                43              85  (1)
    Dividends on convertible preferred stock                             (5)            (5)               (10)             (9)
                                                                  ----------     ----------         ---------       ----------

INCOME (LOSS) AVAILABLE TO COMMON SHARES                          $       2      $      (7)         $      33       $      76
                                                                  ==========     ==========         ==========      ==========
EARNINGS (LOSS) PER SHARE - Note E
    Primary                                                       $     .03      $    (.11)         $     .50       $    1.18  (1)
    Assuming full dilution                                        $     .09      $    (.11)         $     .56       $    1.15


DIVIDENDS PAID PER COMMON SHARE                                   $    .275      $    .275          $     .55       $     .55

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




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------------------
                                                                               March 31        September 30             March 31
(In millions)                                                                      1997                1996                 1996
----------------------------------------------------------------------------------------------------------------------------------

                               ASSETS
                              --------
CURRENT ASSETS
    Cash and cash equivalents                                                 $      81            $     77            $      70
    Accounts receivable                                                           1,777               1,693                1,662
    Allowance for doubtful accounts                                                 (26)                (27)                 (25)
    Construction completed and in progress                                           17                  50                   19
    Inventories - Note B                                                            804                 736                  810
    Deferred income taxes                                                            99                 112                   89
    Other current assets                                                            147                  99                  112
                                                                              ----------          ----------           ----------
                                                                                  2,899               2,740                2,737
INVESTMENTS AND OTHER ASSETS
    Investments in and advances to unconsolidated affiliates                        162                 157                  153
    Investments of captive insurance companies                                      154                 178                  194
    Cost in excess of net assets of companies acquired                              138                 120                  104
    Other noncurrent assets                                                         395                 359                  410
                                                                              ----------          ----------           ----------
                                                                                    849                 814                  861
PROPERTY, PLANT AND EQUIPMENT
    Cost                                                                          7,476               7,374                7,159
    Accumulated depreciation, depletion and amortization                         (3,783)             (3,659)              (3,601)
                                                                              ----------          ----------           ----------
                                                                                  3,693               3,715                3,558
                                                                              ----------          ----------           ----------

                                                                              $   7,441            $  7,269            $   7,156
                                                                              ==========           =========           ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

CURRENT LIABILITIES
    Debt due within one year                                                  $     297            $    203            $     321
    Trade and other payables                                                      2,020               2,044                1,910
    Income taxes                                                                     37                  32                   40
                                                                              ----------          ----------           ----------
                                                                                  2,354               2,279                2,271
NONCURRENT LIABILITIES
    Long-term debt (less current portion)                                         1,852               1,784                1,749
    Employee benefit obligations                                                    632                 613                  630
    Reserves of captive insurance companies                                         171                 166                  183
    Deferred income taxes                                                            85                  64                   33
    Other long-term liabilities and deferred credits                                356                 375                  404
    Commitments and contingencies - Note C
                                                                              ----------          ----------           ----------
                                                                                  3,096               3,002                2,999
MINORITY INTEREST IN CONSOLIDATED
   SUBSIDIARIES                                                                     179                 174                  176

STOCKHOLDERS' EQUITY
    Convertible preferred stock                                                       -                 293                  293
    Common stockholders' equity                                                   1,812               1,521                1,417
                                                                              ----------          ----------           ----------
                                                                                  1,812               1,814                1,710
                                                                              ----------          ----------           ----------

                                                                              $   7,441            $  7,269            $   7,156
                                                                              ==========           =========           ==========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

-----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------------
                                         Preferred        Common     Paid-in       Retained      Loan to
(In millions)                                Stock         stock     capital       earnings        LESOP       Other        Total
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT OCTOBER 1, 1995                  $  293      $     64     $   256       $  1,063      $   (11)     $  (10)     $ 1,655
   Net income                                                                            85                                    85
   Dividends
     Preferred stock                                                                     (9)                                   (9)
     Common stock                                                                       (35)                                  (35)
   Issued common stock under stock
     incentive plans                                                       4                                                    4
   LESOP loan repayment                                                                               11                       11
   Other changes                                                                                                  (1)          (1)
                                            -------     ---------    --------      ---------     --------     -------     --------
BALANCE AT MARCH 31, 1996                   $  293      $     64     $   260       $  1,104      $     -      $  (11)     $ 1,710
                                            =======     =========    ========      =========     ========     =======     ========

BALANCE AT OCTOBER 1, 1996                  $  293      $     64     $   280       $  1,185      $     -      $   (8)     $ 1,814
   Net income                                                                            43                                    43
   Dividends
     Preferred stock                                                                    (10)                                  (10)
     Common stock                                                                       (35)                                  (35)
   Issued common stock under
     Preferred stock conversion               (290)            9         281                                                    -
     Stock incentive plans                                     1          20                                                   21
     Employee savings plan                                                 1                                                    1
   Preferred stock redemption                   (3)                                                                            (3)
   Other changes                                                                                                 (19)         (19)
                                            -------     ---------    --------      ---------     --------     -------     --------
BALANCE AT MARCH 31, 1997                   $    -      $     74     $   582       $  1,183      $     -      $  (27)     $ 1,812
                                            =======     =========    ========      =========     ========     =======     ========




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

-----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Six months ended
                                                                                                              March 31
                                                                                                   --------------------------------
(In millions)                                                                                          1997                 1996
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATIONS
    Net income                                                                                     $     43             $     85
    Expense (income) not affecting cash
      Depreciation, depletion and amortization                                                          217                  200
      Deferred income taxes                                                                              32                  (14)
      Other noncash items                                                                                 4                   15
    Change in operating assets and liabilities (1)                                                     (226)                 (10)
                                                                                                   ---------            ---------
                                                                                                         70                  276

CASH FLOWS FROM FINANCING
    Proceeds from issuance of long-term debt                                                             87                    1
    Proceeds from issuance of capital stock                                                              14                    4
    Loan repayment from leveraged employee stock ownership plan                                           -                   11
    Repayment of long-term debt                                                                         (59)                 (51)
    Increase in short-term debt                                                                         135                   21
    Redemption of preferred stock                                                                        (3)                   -
    Dividends paid                                                                                      (47)                 (46)
                                                                                                   ---------            ---------
                                                                                                        127                  (60)

CASH FLOWS FROM INVESTMENT
    Additions to property, plant and equipment                                                         (185)                (178)
    Purchase of operations - net of cash acquired                                                       (44)                 (24)
    Proceeds from sale of operations                                                                      1                    1
    Investment purchases (2)                                                                            (58)                (225)
    Investment sales and maturities (2)                                                                  80                  223
    Other-net                                                                                            13                    5
                                                                                                   ---------            ---------
                                                                                                       (193)                (198)
                                                                                                   ---------            ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                                                     4                   18

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                          77                   52
                                                                                                   ---------            ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                          $     81             $     70
                                                                                                   =========            =========

-----------------------------------------------------------------------------------------------------------------------------------
(1)  Excludes changes resulting from operations acquired or sold.
(2)  Represents primarily investment transactions of captive insurance companies.



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE A - GENERAL

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end audit adjustments which may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. Results of operations for the periods ended March 31, 1997, are not necessarily indicative of results to be expected for the year ending September 30, 1997.

NOTE B - INVENTORIES

          --------------------------------------------------------------------------------------------------------------------
                                                                            March 31        September 30            March 31
          (In millions)                                                         1997                1996                1996
          --------------------------------------------------------------------------------------------------------------------
          Crude oil                                                          $   373              $  336              $  342
          Petroleum products                                                     329                 323                 354
          Chemicals                                                              357                 342                 346
          Other products                                                         152                 146                 177
          Materials and supplies                                                  63                  63                  68
          Excess of replacement costs over LIFO carrying values                 (470)               (474)               (477)
                                                                             --------             -------             -------
                                                                             $   804              $  736              $  810
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

         In addition to environmental matters, Ashland and its subsidiaries are parties to numerous claims and lawsuits (some of which are for substantial amounts). While these actions are being contested, the outcome of individual matters is not predictable with assurance. Although any actual liability is not determinable as of March 31, 1997, Ashland believes that any liability resulting from these matters, after taking into consideration Ashland's insurance coverages and amounts already provided for, should not have a material adverse effect on Ashland's consolidated financial position.

NOTE D - ACQUISITIONS

         During the six months ended March 31, 1997, Ashland Chemical acquired various distribution and specialty chemical businesses. These acquisitions were accounted for as purchases and did not have a significant effect on Ashland's consolidated financial statements.

NOTE E - COMPUTATION OF EARNINGS PER SHARE

         In March 1997, Ashland called for redemption the 6 million outstanding shares of its $3.125 Cumulative Convertible Preferred Stock. Each preferred share was convertible into 1.546 shares of Ashland Common Stock, plus cash for fractional shares. Almost 99% of the series was submitted for conversion to common stock by the March 31 deadline. The remaining preferred shares were redeemed at a price of $51.88 per share plus 19.1 cents per share of accrued and unpaid dividends.

         The impact of the conversion on the computation of primary earnings per share was negligible for the periods ended March 31, 1997. For purposes of the fully-diluted computation, the preferred shares were assumed to be converted to common shares as of the beginning of the period in accordance with generally accepted accounting principles, despite the fact that the assumed conversion is anti-dilutive. If the shares had been assumed converted as of the beginning of the period for the primary computation, the resulting primary earnings per share would have been essentially equivalent to earnings per share assuming full dilution.

           ------------------------------------------------------------------------------------------------------------------
                                                                          Three months ended            Six months ended
                                                                               March 31                     March 31
                                                                         ----------------------       -----------------------
           (In millions except per share data)                               1997        1996             1997         1996
           ------------------------------------------------------------------------------------------------------------------
           PRIMARY EARNINGS (LOSS) PER SHARE
           Income (loss) available to common shares
              Net income (loss)                                          $      7     $     (2)        $     43     $     85
              Dividends on convertible preferred stock                         (5)          (5)             (10)          (9)
                                                                         ---------    ---------        ---------    ---------
                                                                         $      2     $     (7)        $     33     $     76
                                                                         =========    =========        =========    =========
           Average common shares and equivalents outstanding
              Average common shares outstanding                                65           64               65           64
              Common shares issuable upon exercise of stock options             1            -                1            -
                                                                         ---------    ---------        ---------    ---------
                                                                               66           64               66           64
                                                                         =========    =========        =========    =========

           Earnings (loss) per share                                     $    .03     $   (.11)        $    .50     $   1.18
                                                                         =========    =========        =========    =========

----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

-----------------------------------------------------------------------------------------------------------------------------------

NOTE E - COMPUTATION OF EARNINGS PER SHARE (continued)

           ------------------------------------------------------------------------------------------------------------------
                                                                          Three months ended            Six months ended
                                                                               March 31                     March 31
                                                                         ----------------------       -----------------------
           (In millions except per share data)                               1997        1996             1997         1996
           ------------------------------------------------------------------------------------------------------------------

           EARNINGS (LOSS) PER SHARE
              ASSUMING FULL DILUTION
           Income (loss) available to common shares
              Net income (loss)                                          $      7     $     (2)        $     43     $     85
              Dividends on convertible preferred stock                          -           (5)               -            -
              Interest on convertible debentures (net of income taxes)          -            -                -            2
                                                                         ---------    ---------        ---------    ---------
                                                                         $      7     $     (7)        $     43     $     87
                                                                         =========    =========        =========    =========
           Average common shares and equivalents outstanding
              Average common shares outstanding                                65           64               65           64
              Common shares issuable upon
                Exercise of stock options                                       1            -                1            -
                Conversion of debentures                                        -            -                -            3
                Conversion of preferred stock                                   9            -                9            9
                                                                         ---------    ---------        ---------    ---------
                                                                               75           64               75           76
                                                                         =========    =========        =========    =========

           Earnings (loss) per share                                     $    .09     $   (.11)        $    .56     $   1.15
                                                                         =========    =========        =========    =========


                                                            8

-----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

-----------------------------------------------------------------------------------------------------------------------------------
                                                                            Three months ended                   Six months ended
                                                                                  March 31                            March 31
                                                                  ----------------------------        -----------------------------
(Dollars in millions except as noted)                                    1997            1996                1997             1996
-----------------------------------------------------------------------------------------------------------------------------------
SALES AND OPERATING REVENUES
   Refining and Marketing (1)                                      $    1,609      $    1,577          $    3,361       $    3,021
   Valvoline                                                              267             265                 530              540
   Chemical                                                               982             909               1,939            1,795
   APAC                                                                   191             181                 496              510
   Coal                                                                   163             139                 313              303
   Exploration                                                             73              66                 152              122
   Intersegment sales                                                     (59)            (65)               (138)            (140)
                                                                   -----------     -----------         -----------      -----------
                                                                   $    3,226      $    3,072          $    6,653       $    6,151
                                                                   ===========     ===========         ===========      ===========
OPERATING INCOME
   Refining and Marketing (1)                                      $      (12)     $      (10)         $        2       $       19
   Valvoline                                                               24               8                  37               20
   Chemical                                                                33              43                  67               81
   APAC                                                                     -               -                  18               23
   Coal                                                                    17               6                  29               23
   Exploration                                                              4              10                  16               89
   General corporate expenses                                             (14)            (24)                (28)             (47)
                                                                   -----------     -----------         -----------      -----------
                                                                   $       52      $       33          $      141       $      208
                                                                   ===========     ===========         ===========      ===========
EQUITY INCOME
   Arch Mineral Corporation                                        $        5      $        4          $       10       $        5
   Other                                                                    4               2                   6                6
                                                                   -----------     -----------         -----------      -----------
                                                                   $        9      $        6          $       16       $       11
                                                                   ===========     ===========         ===========      ===========
OPERATING INFORMATION
   Refining and Marketing (1)
     Refining inputs (thousand barrels per day) (2)                     335.1           342.6               354.1            360.5
     Value of products manufactured per barrel                     $    26.57      $    23.58          $    27.77       $    22.78
     Input cost per barrel                                              22.88           19.85               23.88            18.88
                                                                   -----------     -----------         -----------      -----------
     Refining margin per barrel                                    $     3.69      $     3.73          $     3.89       $     3.90
     Refined product sales (thousand barrels per day)
       Wholesale sales to
         Ashland brand retail jobbers                                    22.8            17.7                23.5             15.2
         Other wholesale customers (3)                                  263.2           281.7               282.8            292.9
       SuperAmerica retail system                                        73.7            71.0                75.1             73.1
                                                                   -----------     -----------         -----------      -----------
     Total refined product sales                                        359.7           370.4               381.4            381.2
     SuperAmerica merchandise sales                                $      138      $      134          $      282       $      273
   Valvoline lubricant sales (thousand barrels per day) (3)              18.1            17.8                18.1             19.1
   APAC construction backlog
     At end of period                                              $      654      $      664          $      654       $      664
     Increase (decrease) during period                             $       90      $       48          $        7       $       (8)
   Ashland Coal, Inc. (4)
     Tons sold (millions)                                                 6.4             5.2                12.2             11.2
     Sales price per ton                                           $    25.50      $    26.57          $    25.56       $    26.97
   Arch Mineral Corporation (4)
     Tons sold (millions)                                                 7.5             7.3                15.3             14.2
     Sales price per ton                                           $    25.36      $    24.95          $    25.17       $    25.39
   Exploration
     Net daily production
       Natural gas (million cubic feet) (3)                             132.9           113.5               119.2            112.3
       Nigerian crude oil (thousand barrels)                             17.0            17.3                17.3             17.7
     Sales price
       Natural gas (per thousand cubic feet)                       $     2.84      $     2.88          $     2.94       $     2.53
       Nigerian crude oil (per barrel)                             $    20.89      $    18.17          $    22.09       $    17.16

-----------------------------------------------------------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

         Current Quarter - Ashland recorded net income of $7 million for the three months ended March 31, 1997, compared to a net loss of $2 million for the same period last year. Operating income equaled $52 million in the current quarter compared to $33 million in last year's second quarter. The increase in earnings was due primarily to substantial improvements from Valvoline and Ashland Coal, which were partially offset by declines in the Chemical, Exploration, and Refining and Marketing segments.

         Year-to-Date - Ashland recorded net income of $43 million for the six months ended March 31, 1997. This compares to net income of $85 million for last year's first half, which included operating income of $73 million ($48 million after income taxes) from the settlement of Ashland Exploration's claims in the bankruptcy reorganization of Columbia Gas Transmission and Columbia Gas Systems. Excluding the non-recurring gain in the prior year, net income improved from prior-year levels, due primarily to increased operating income for Valvoline and Ashland Coal. These improvements were partially offset by lower results from Refining and Marketing, Chemical, and APAC.

         Effective October 1, 1996, Ashland changed its methodology for allocating corporate general and administrative (G&A) expenses. For purposes of comparison to prior year results, segment operating income for the current quarter and year-to-date periods have been adjusted in the following table to exclude the increased allocations.

                                                           Three months ended                   Six months ended
                                                                March 31                            March 31
                                                       ----------------------------        -----------------------------
                (In Millions)                                1997            1996                1997             1996
                --------------------------------------------------------------------------------------------------------
                OPERATING INCOME
                   Refining and Marketing              $       (8)     $      (10)         $       11       $       19
                   Valvoline                                   25               8                  40               20
                   Chemical                                    36              43                  72               81
                   APAC                                         1               -                  21               23
                   Coal                                        17               6                  29               23
                   Exploration                                  4              10                  17               89
                   General corporate expenses                 (23)            (24)                (49)             (47)
                                                       -----------     -----------         -----------      -----------
                                                       $       52      $       33          $      141       $      208
                                                       ===========     ===========         ===========      ===========

         REFINING AND MARKETING

         Also effective October 1, 1996, Ashland began reporting the results of Ashland Petroleum, its refining division, and SuperAmerica retail gasoline marketing operations as a single industry segment to allow for better peer group comparisons. Prior year results have been restated.

         Current Quarter - Refining and Marketing reported an operating loss of $12 million for the March 1997 quarter versus a loss of $10 million for the March 1996 quarter. The decline was primarily the result of heavy flooding in the Ohio Valley which limited the ability to ship product on the river at a time when margins were strengthening. Also negatively impacting current quarter results were higher average input costs, expenses related to previously announced staff reductions for Ashland Petroleum and increased corporate G&A allocations. Partially offsetting these negative factors were lower refining expenses and higher retail gasoline and merchandise sales volumes and margins.

         Year-to-Date - Refining and Marketing reported operating income of $2 million for the six months ended March 31, 1997, compared to $19 million for the first six months of fiscal 1996. In addition to the flooding, the increased corporate G&A allocations and the expenses of the staff reductions discussed previously, Scurlock Permian was adversely affected by lower margins on crude oil sales, reflecting increased competition in the domestic crude oil markets. In addition, SuperAmerica experienced a softening in retail gasoline margins and higher operating costs. These negative factors

------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------------------------------------------------

         REFINING AND MARKETING (CONTINUED)

         were partially offset by a reduction in refining expenses and higher retail gasoline and merchandise volumes.

         The Ashland brand jobber program continues to expand with the opening of 63 more units during the first six months of the year, bringing the total number of units to 548 at March 31, 1997, compared to 286 at March 31, 1996. SuperAmerica continued its expansion also, opening 16 new and 7 rebuilt units to bring the total number of units to 757 at March 31, 1997, including 634 SuperAmerica stores and 123 Rich outlets. At March 31, 1996, there were 625 SuperAmerica stores and 100 Rich outlets in operation.

         Ashland's Refining and Marketing operations will be greatly affected by the announced transaction between Ashland and USX's Marathon group. See "Profitability Improvement Plan" on page 14 and Exhibit 99 - Press Release dated May 15, 1997.

         VALVOLINE

         Current Quarter - Valvoline reported record operating income of $24 million for the quarter ended March 31, 1997, compared to $8 million for the quarter ended March 31, 1996. The U.S. lubricant business was the leading contributor to earnings, reflecting improved motor oil margins and increased market share. The sale of R-12 automotive refrigerant, no longer produced in the United States, was another strong profit contributor, reflecting significantly stronger prices. The Zerex(R) antifreeze business also showed improvement, reflecting higher margins, while First Recovery benefited from higher used oil collection revenues.

         Year-to-Date - Operating income of $37 million for the first six months of fiscal 1997 was also a record for Valvoline, and was a considerable improvement over the $20 million recorded in the same period last year. The increase generally reflects the same factors discussed in the quarterly comparison above.

         CHEMICAL

         Current Quarter - Ashland Chemical was the leading earnings contributor for the quarter, with $33 million of operating income, compared to $43 million for the same period a year ago. The decrease was due to lower results from certain distribution and specialty chemical product lines and higher corporate G&A allocations. The General Polymers plastics distribution business reported record second quarter results and foundry products also showed improvement. However, these improvements were more than offset by declines in other product lines, especially industrial chemicals and solvents, which experienced decreased margins due to rising material costs. Drew Marine is down due to reduced sales in a very competitive market.

         Year-to-Date - Ashland Chemical's operating income for the six months ended March 31, 1997, amounted to $67 million, compared to $81 million for the first six months of fiscal 1996. Record results for General Polymers, foundry products, specialty polymers and adhesives, and electronic chemicals were more than offset by declines in other product lines. Industrial chemicals and solvents and Drew Marine are down due to the reasons discussed in the quarterly comparison, while petrochemicals are down due to decreased margins for solvents and maleic anhydride, resulting from higher raw material costs.

         APAC

         Current Quarter - For the second quarter of fiscal 1997, APAC's construction operations reported slightly better than break-even results despite the normal winter slowdown in construction activity. Similar results were reported for the March 1996 quarter.

         Year-to-Date - For the six months ended March 31, 1997, APAC reported operating income of $18 million, compared to $23 million for the same period last year. The decline was the result of adverse

------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------------------------------------------------


         weather conditions in several of APAC's operating areas in the December 1996 quarter, a gain on an aggregate property sale in the December 1995 quarter, and increased corporate G&A allocations during the current year. The construction backlog at March 31, 1997, amounted to $654 million, compared to $664 million at March 31, 1996.


         COAL

         Current Quarter - Operating income for Ashland Coal nearly tripled to $17 million for the March 1997 quarter, compared to $6 million for the March 1996 quarter, despite decreased sales realizations per ton. The improvement was driven by record volumes and record low mining costs resulting from the relocation of two major draglines and more favorable overburden ratios.

         Year-to-Date - Operating income for Ashland Coal increased to $29 million for the six months ended March 31, 1997, compared to $23 million for the same period last year. The increase was generally due to the same factors discussed in the quarterly comparison.

         EXPLORATION

         Current Quarter - Ashland's exploration segment reported operating income of $4 million for the second fiscal quarter of 1997, compared to $10 million for the 1996 quarter. The decline was due to a charge of $8 million resulting from litigation settlement and remediation expenses related to certain nonproducing properties. During the quarter, natural gas production increased 17% to 133 million cubic feet a day, as new wells from the Vermilion 410 and 389 blocks in the Gulf of Mexico began producing.

         Year-to-Date - For the first six months of fiscal 1997, the exploration segment reported operating income of $16 million, compared to $89 million for the same period last year. Excluding the previously mentioned $73 million Columbia Gas settlement from last year's results, and the $8 million in litigation and remediation expenses discussed above from the current year's results, operating income was up $8 million for the first six months. The improvement reflects a 16% increase in natural gas prices and a 6% increase in natural gas volumes resulting from the new Gulf of Mexico production discussed above.

         GENERAL CORPORATE EXPENSES

         General corporate expenses, excluding the impact of the increased G&A allocations to the operating divisions, were $23 million in the current quarter, compared to $24 million in the prior year's quarter. Comparable amounts for the six months periods were $49 million for 1997 versus $47 million for 1996. The year-to-date increase reflects higher consulting fees.

         OTHER INCOME (EXPENSE)

         For the six months ended March 31, 1997, interest expense (net of interest income) totaled $82 million, compared to $86 million for the 1996 period. The decline reflected a decrease in the average outstanding debt level during the December quarter and lower interest rates resulting from certain long-term debt refinancings.

         Equity income from Arch Mineral for the quarter ended March 31, 1997, amounted to $5 million, compared to $4 million for the March 1996 quarter. Equity income from Arch for the six months ended March 31, 1997, amounted to $10 million, compared to $5 million for the same period last year. The increases in both comparisons resulted from higher sales and production tonnage and reduced SG&A and interest costs. The increases in sales and production tonnage reflect increased sales commitments at Arch of Illinois and excellent mining conditions at Arch of Kentucky.

------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------------------------------------------------

FINANCIAL POSITION

         LIQUIDITY
         Ashland's financial position has enabled it to obtain capital for its financing needs and to maintain investment grade ratings on its senior debt. On February 3, 1997, Moody's Investors Service lowered the rating on Ashland's senior debt from Baa1 to Baa2, a level equivalent to the company's BBB senior debt rating from Standard & Poor's. Ashland has a revolving credit agreement providing for up to $320 million in borrowings, under which no borrowings were outstanding at March 31, 1997. At that date, Ashland Coal also had revolving credit agreements providing for up to $500 million in borrowings, of which $15 million was in use. Under a shelf registration, Ashland can issue an additional $220 million in medium-term notes should future opportunities or needs arise. Ashland and Ashland Coal also have access to various uncommitted lines of credit and commercial paper markets, under which short-term notes and commercial paper of $237 million were outstanding at March 31, 1997.

         Cash flows from operations, a major source of Ashland's liquidity, amounted to $70 million for the six months ended March 31, 1997, compared to $276 million for the six months ended March 31, 1996. This decrease was attributed primarily to the decreased level of earnings, including the effect of the Columbia settlement, and increased working capital requirements.

         Working capital at March 31 1997, was $545 million, compared to $461 million at September 30, 1996, and $466 million at March 31, 1996. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 78% of current liabilities at March 31, 1997, and 76% at September 30, 1996. Ashland's working capital is significantly affected by its use of the LIFO method of inventory valuation, which valued inventories $470 million below their replacement costs at March 31, 1997.

         CAPITAL RESOURCES

         For the six months ended March 31, 1997, property additions amounted to $185 million, compared to $178 million for the same period last year. Property additions (including exploration costs and geophysical expenses) and cash dividends for the remainder of fiscal 1997 are estimated at $334 million and $43 million, respectively. Ashland anticipates meeting its remaining 1997 capital requirements for property additions, dividends and $26 million in contractual maturities of long-term debt from internally generated funds.

         Ashland's capital employed at March 31, 1997, consisted of debt (51%), deferred income taxes (2%), minority interest (4%), and common stockholders' equity (43%). Debt as a percent of capital employed was 51% at March 31, 1997, compared to 49% at September 30, 1996. At March 31, 1997, long-term debt included $48 million of floating-rate debt, and the interest rates on an additional $485 million of fixed-rate debt had been converted to floating rates through interest rate swap agreements.

ENVIRONMENTAL MATTERS

         Federal, state and local laws and regulations relating to the protection of the environment have resulted in higher operating costs and capital investments by the industries in which Ashland operates. Because of the continuing trends toward greater environmental awareness and ever increasing regulations, Ashland believes that expenditures for environmental compliance will continue to have a significant effect on the conduct of its businesses. Although it cannot accurately predict how such trends will affect future operations and earnings, Ashland believes the nature and significance of its ongoing compliance costs will be comparable to those of its competitors in the petroleum, chemical and extractive industries. For information on certain specific environmental proceedings and investigations, see the "Legal Proceedings" section of this Form 10-Q. For information regarding environmental expenditures and reserves, see the "Miscellaneous Governmental Regulation and Action - Environmental Protection" section of Ashland's Form 10-K.

------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------------------------------------------------

ENVIRONMENTAL MATTERS (continued)

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

PROFITABILITY IMPROVEMENT PLAN

         Following is an update of the progress under certain steps in Ashland's profitability improvement plan announced on December 9, 1996.

         o REDUCING CAPITAL EXPENDITURES FOR REFINING. These are being limited to $100 million for fiscal 1997, below projected depreciation, and totaled $43 million for the first six months.

         o AGGRESSIVELY REVIEWING OPTIONS FOR STRATEGIC ALLIANCES FOR ASHLAND'S REFINING AND MARKETING OPERATIONS. On May 15, 1997, Ashland and USX Corporation announced the signing of a Letter of Intent between Ashland and USX's Marathon group to pursue a combination of the major elements of Marathon and Ashland's refining, marketing and transportation operations. Under the terms of the Letter of Intent, Marathon will have a 62 percent ownership interest, and Ashland will have a 38 percent ownership interest, in the new limited liability joint venture company, which has not yet been named. Exploration, production and chemical businesses are not to be a part of the new company's assets. Also excluded from the transaction are Ashland's Valvoline and APAC road construction divisions. Certain equity investments of both companies are also excluded. Ashland's refinery-produced petrochemicals will be a part of the new company. It is anticipated that the new company will not assume debt of either Marathon or Ashland. The transaction is subject to the negotiation and execution of definitive documents and a closing of the transaction is targeted for calendar year-end. The anticipated combination requires the approval of the Boards of Directors of Ashland, Marathon and USX and of certain governmental agencies, as well as the satisfactory conclusion of due diligence by the parties. See Exhibit 99 - Press Release dated May 15, 1997.

         o EVALUATING STRATEGIC ALTERNATIVES FOR ASHLAND'S EXPLORATION DIVISION. As previously announced, Ashland has filed a registration statement for a proposed initial public offering
              (IPO) of these operations, now known as Blazer Energy Corp. The IPO is a viable option, but Ashland is also evaluating other alternatives, including an outright sale, in an effort to produce the best value for its shareholders.

------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------------------------------------------------

PROFITABILITY IMPROVEMENT PLAN (continued)

         o INCREASING CAPITAL EMPLOYED IN ASHLAND CHEMICAL, THE APAC HIGHWAY CONSTRUCTION GROUP AND VALVOLINE. Ashland has
              invested $43 million in seven acquisitions in Ashland Chemical during the first six months of the year. These acquisitions help expand Ashland's distribution and specialty chemical businesses in the United States and also broaden their growing global presence.

         o IMPLEMENTING A COMMON STOCK REPURCHASE PROGRAM. In December, Ashland's board approved a plan to repurchase up to one million shares of Ashland common stock annually to offset dilution due to company benefit programs. No purchases have occurred to date under this program.

         In another major development, on April 4, 1997, Ashland Coal, Inc. and Arch Mineral Corporation jointly announced the execution of a definitive agreement to merge their companies into a publicly traded company to be known as Arch Coal, Inc. The merger will create the sixth largest coal company in the United States by sales tons. Ashland currently owns 57% of Ashland Coal and 50% of Arch Mineral and will own about 54% of Arch Coal. Following the completion of the transaction, which is expected to occur on or about June 30, 1997, Arch Coal will be consolidated in Ashland's financial statements.

         In March 1997, Ashland called the outstanding shares of its $3.125 Cumulative Convertible Preferred Stock. There were 6 million shares in the series, each convertible into 1.546 shares of Ashland Common Stock, plus cash for fractional shares. Almost 99% of the series was submitted for conversion to common stock by the March 31 deadline. The remaining shares were redeemed at a price of $51.88 per share plus 19.1 cents per share of accrued and unpaid dividends. The conversions further strengthen Ashland's balance sheet and, based on current common dividend payments, should provide annual cash savings of about $8.5 million.

FORWARD LOOKING STATEMENTS

         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although Ashland believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such statements will be achieved. Important factors which could cause actual results to differ materially from those contained in such statements are discussed in Note A to the Consolidated Financial Statements under risks and uncertainties in Ashland's Annual Report for the fiscal year ended September 30, 1996. Other factors and risks affecting Ashland's revenues and operations are contained in Ashland's Form 10-K for the fiscal year ended September 30, 1996, which is on file with the Securities and Exchange Commission.

PART II - OTHER INFORMATION
---------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

Environmental Proceedings - (1) As of March 31, 1997, Ashland was subject to 78 notices received from the USEPA and similar state agencies identifying Ashland as a "potentially responsible party" ("PRP") under Superfund or similar state laws for potential joint and several liability for cleanup costs in connection with alleged releases of hazardous substances from various waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the USEPA or a state agency in accordance with procedures established under regulations, in which Ashland may be participating as a member of various PRP groups. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for the costs of site cleanup or oversight expended, and/or long-term monitoring of environmental conditions at the sites. Ashland carefully monitors the investigatory and remedial activity at many of these sites. Based on its experience with site remediation, its familiarity with current environmental laws and regulations, its analysis of the specific hazardous substances at issue, the existence of other financially viable PRPs and its current estimates of investigatory, clean-up and monitoring costs at each site, Ashland believes that its liability at these sites, either individually or in the aggregate, after taking into account established reserves, will not have a material adverse effect on Ashland's consolidated financial position, cash flow or liquidity, but could have a material adverse effect on results of operations in a particular quarter or fiscal year. Estimated costs for these matters are recognized in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. For additional information regarding Superfund, see "Miscellaneous - Governmental Regulation and Action-Environmental Protection."

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27    Financial Data Schedule
         99    Press Release dated May 15, 1997

(b)      Reports on Form 8-K

         None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Ashland  Inc.
                                 (Registrant)




Date  May 15, 1997              /s/  Kenneth L. Aulen
                                -------------------------------------------
                                Administrative Vice President and Controller
                                 (Chief Accounting Officer)




Date  May 15, 1997              /s/   Thomas L. Feazell
                                -------------------------------------------
                                Senior Vice President,
                                  General Counsel and Secretary