Form 10-Q/A
period 1996-06-30
ASHLAND INC
filed 1997-08-13
CIK 7694

===============================================================================


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                FORM 10-Q/A
                              AMENDMENT NO. 1


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



                      Telephone Number: (606) 329-3333




                  Indicate  by check mark  whether the  Registrant  (1) has
              filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No___

                  At  July  31,  1996,  there  were  64,413,082  shares  of
              Registrant's Common Stock outstanding. One Right to purchase one-thousandth of a share of Series A Participating Cumulative Preferred Stock accompanies each outstanding share of Registrant's Common Stock.


===============================================================================

                             EXPLANATORY NOTE

         This Amendment to the quarterly report on Form 10-Q for the quarter ended June 30, 1996, of Ashland Inc. ("Ashland") is being filed by Ashland to amend Ashland's Exhibit 27 - Financial Data Schedule.

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



                                                  Ashland  Inc.
                                        -------------------------------
                                                  (Registrant)






Date      August 13, 1997                    /s/  Thomas L. Feazell
                                        -------------------------------
                                            Thomas L. Feazell
                                            Senior Vice President,
                                            General Counsel and Secretary

                               EXHIBIT INDEX



Exhibit
   No.                        Description


27       Restated Financial Data Schedule for the quarter ended June 30, 1996