Form 10-Q
period 1997-06-30
ASHLAND INC
filed 1997-08-13
CIK 7694

=============================================================================





                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                 FORM 10-Q



          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934



                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997



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

                  At  July  31,  1997,   there  were  74,666,095 shares  of
              Registrant's Common Stock outstanding. One Right to purchase one-thousandth of a share of Series A Participating Cumulative Preferred Stock accompanies each outstanding share of Registrant's Common Stock.


=============================================================================

                                                    PART I - FINANCIAL INFORMATION

----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

----------------------------------------------------------------------------------------------------------------------------------
                                                                          Three months ended               Nine months ended
                                                                               June 30                          June 30
                                                                      ---------------------------       --------------------------
(In millions except per share data)                                         1997           1996             1997            1996
----------------------------------------------------------------------------------------------------------------------------------
REVENUES
    Sales and operating revenues (including excise taxes)              $   3,452      $   3,429        $   9,956       $   9,459
    Other                                                                     16             13               49              56
                                                                       ----------     ----------       ----------      ----------
                                                                           3,468          3,442           10,005           9,515
COSTS AND EXPENSES
    Cost of sales and operating expenses                                   2,567          2,627            7,628           7,289
    Excise taxes on products and merchandise                                 253            245              748             734
    Selling, general and administrative expenses                             341            332            1,001             951
    Depreciation, depletion and amortization                                  98             92              294             277
                                                                       ----------     ----------       ----------      ----------
                                                                           3,259          3,296            9,671           9,251
                                                                       ----------     ----------       ----------      ----------
OPERATING INCOME                                                             209            146              334             264

OTHER INCOME (EXPENSE)
    Interest expense (net of interest income)                                (42)           (42)            (124)           (128)
    Equity income                                                             11              5               27              16
                                                                       ----------     ----------       ----------      ----------

INOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY
INTEREST                                                                     178            109              237             152
    Income taxes                                                             (55)           (32)             (79)            (50)
    Minority interest in earnings of subsidiaries                             (4)            (1)             (14)             (7)
                                                                       ----------     ----------       ----------      ----------

INCOME FROM CONTINUING OPERATIONS                                            119             76              144              95
    Income from operations of discontinued Exploration segment - Note B        9              4               26              70 (1)
                                                                       ----------     ----------       ----------      ----------

INCOME BEFORE EXTRAORDINARY LOSS                                             128             80              170             165
    Extraordinary loss on early extinguishment of debt - Note C               (2)             -               (2)              -
                                                                       ----------     ----------       ----------      ----------

NET INCOME                                                                   126             80              168             165
    Dividends on convertible preferred stock                                   -             (5)              (9)            (14)
                                                                       ----------     ----------       ----------      ----------
INCOME AVAILABLE TO COMMON SHARES                                      $     126      $      75        $     159       $     151
                                                                       ==========     ==========       ==========      ==========
EARNINGS PER SHARE - Note F
Primary
    Income from continuing operations                                  $    1.57      $    1.10        $    1.95       $    1.26
    Discontinued operations                                                  .11            .06              .36            1.08 (1)
    Extraordinary loss                                                      (.02)             -             (.02)              -
                                                                       ----------     ----------       ----------      ----------
    Net income                                                         $    1.66      $    1.16        $    2.29       $    2.34
Assuming dull dilution
    Income from continuing operations                                  $    1.54      $    1.01        $    1.90       $    1.31
    Discontinued operations                                                  .11            .05              .33             .92
    Extraordinary loss                                                      (.02)             -             (.02)              -
                                                                       ----------     ----------       ----------      ----------
    Net income                                                         $    1.63      $    1.06        $    2.21       $    2.23

DIVIDENDS PAID PER COMMON SHARE                                        $    .275      $    .275        $    .825       $    .825

----------------------------------------------------------------------------------------------------------------------------------


(1) Includes a net gain of $48 million or 74 cents a share resulting from the settlement of Ashland Exploration's (now known as Blazer Energy) claims in the bankruptcy reorganization of Columbia Gas Transmission and Columbia Gas Systems.


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------------------
                                                                                June 30        September 30              June 30
(In millions)                                                                      1997                1996                 1996
----------------------------------------------------------------------------------------------------------------------------------

                               ASSETS
                              --------
CURRENT ASSETS
    Cash and cash equivalents                                                 $     116            $     77            $      71
    Accounts receivable                                                           1,636               1,648                1,685
    Allowance for doubtful accounts                                                 (27)                (27)                 (27)
    Construction completed and in progress                                           47                  50                   54
    Inventories - Note A                                                            763                 708                  763
    Deferred income taxes                                                           106                 113                  104
    Other current assets                                                            106                  96                  113
                                                                              ----------           ---------           ----------
                                                                                  2,747               2,665                2,763
INVESTMENTS AND OTHER ASSETS
    Investments in and advances to unconsolidated affiliates                        169                 157                  155
    Investments of captive insurance companies                                      164                 178                  194
    Cost in excess of net assets of companies acquired                              150                 120                  123
    Net assets of Exploration segment held for sale                                 334                 319                  318
    Other noncurrent assets                                                         335                 358                  361
                                                                              ----------           ---------           ----------
                                                                                  1,152               1,132                1,151
PROPERTY, PLANT AND EQUIPMENT
    Cost                                                                          6,475               6,285                6,219
    Accumulated depreciation, depletion and amortization                         (3,207)             (3,000)              (3,026)
                                                                              ----------           ---------           ----------
                                                                                  3,268               3,285                3,193
                                                                              ----------           ---------           ----------

                                                                              $   7,167            $  7,082            $   7,107
                                                                              ==========           =========           ==========
                LIABILITIES AND STOCKHOLDERS' EQUITY
               --------------------------------------

CURRENT LIABILITIES
    Debt due within one year                                                  $     362            $    203            $     404
    Trade and other payables                                                      1,824               1,973                1,819
    Income taxes                                                                     23                  22                   24
                                                                              ----------           ---------           ----------
                                                                                  2,209               2,198                2,247
NONCURRENT LIABILITIES
    Long-term debt (less current portion)                                         1,710               1,784                1,752
    Employee benefit obligations                                                    609                 601                  602
    Reserves of captive insurance companies                                         170                 166                  181
    Deferred income taxes                                                            52                  28                   18
    Other long-term liabilities and deferred credits                                312                 317                  350
    Commitments and contingencies - Note E
                                                                              ----------           ---------           ----------
                                                                                  2,853               2,896                2,903
MINORITY INTEREST IN CONSOLIDATED   SUBSIDIARIES
                                                                                    182                 174                  175

STOCKHOLDERS' EQUITY
    Convertible preferred stock                                                       -                 293                  293
    Common stockholders' equity                                                   1,923               1,521                1,489
                                                                              ----------           ---------           ----------
                                                                                  1,923               1,814                1,782
                                                                              ----------           ---------           ----------
                                                                              $   7,167            $  7,082            $   7,107
                                                                              ==========           =========           ==========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                                  3

-----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------------
                                         Preferred        Common     Paid-in       Retained      Loan to
(In millions)                                stock         stock     capital       earnings        LESOP       Other        Total
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT OCTOBER 1, 1995                  $  293      $     64     $   256       $  1,063      $   (11)     $  (10)     $ 1,655
   Net income                                                                           165                                   165
   Dividends
     Preferred stock                                                                    (14)                                  (14)
     Common stock                                                                       (53)                                  (53)
   Issued common stock under
     Stock incentive plans                                     1          18                                                   19
     Employee savings plan                                                 3                                                    3
   LESOP loan repayment                                                                               11                       11
   Other changes                                                                                                  (4)          (4)
                                            -------     ---------    --------      ---------     --------     -------     --------
BALANCE AT JUNE 30, 1996                    $  293      $     65     $   277       $  1,161      $     -      $  (14)     $ 1,782
                                            =======     =========    ========      =========     ========     =======     ========

BALANCE AT OCTOBER 1, 1996                  $  293      $     64     $   280       $  1,185      $     -      $   (8)     $ 1,814
   Net income                                                                           168                                   168
   Dividends
     Preferred stock                                                                     (9)                                   (9)
     Common stock                                                                       (56)                                  (56)
   Issued common stock under
     Preferred stock conversion               (290)            9         281                                                    -
     Stock incentive plans                                     1          25                                                   26
     Employee savings plan                                                 1                                                    1
   Preferred stock redemption                   (3)                                                                            (3)
   Other changes                                                                                                 (18)         (18)
                                            -------     ---------    --------      ---------     --------     -------     --------
BALANCE AT JUNE 30, 1997                    $    -      $     74     $   587       $  1,288      $     -      $  (26)     $ 1,923
                                            =======     =========    ========      =========     ========     =======     ========



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                                  4

-----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Nine months ended
                                                                                                              June 30
                                                                                                   --------------------------------
(In millions)                                                                                          1997                 1996
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM CONTINUING OPERATIONS
    Income from continuing operations                                                              $    144             $     95
    Expense (income) not affecting cash
      Depreciation, depletion and amortization                                                          294                  277
      Deferred income taxes                                                                              28                  (10)
      Other noncash items                                                                                14                    1
    Change in operating assets and liabilities (1)                                                     (143)                 (91)
                                                                                                   ---------            ---------
                                                                                                        337                  272

CASH FLOWS FROM FINANCING
    Proceeds from issuance of long-term debt                                                             87                   11
    Proceeds from issuance of capital stock                                                              19                   16
    Loan repayment from leveraged employee stock ownership plan                                           -                   11
    Repayment of long-term debt                                                                         (61)                 (97)
    Increase in short-term debt                                                                          60                  138
    Redemption of preferred stock                                                                        (3)                   -
    Dividends paid                                                                                      (68)                 (70)
                                                                                                   ---------            ---------
                                                                                                         34                    9

CASH FLOWS FROM INVESTMENT
    Additions to property, plant and equipment                                                         (266)                (256)
    Purchase of operations - net of cash acquired                                                       (67)                 (45)
    Proceeds from sale of operations                                                                      -                    1
    Investment purchases (2)                                                                           (160)                (403)
    Investment sales and maturities (2)                                                                 151                  421
    Other-net                                                                                             -                  (10)
                                                                                                   ---------            ---------
                                                                                                       (342)                (292)
                                                                                                   ---------            ---------

CASH PROVIDED (USED) BY CONTINUING OPERATIONS                                                            29                  (11)
    Cash provided by discontinued operations                                                             10                   30
                                                                                                   ---------            ---------
INCREASE IN CASH AND CASH EQUIVALENTS                                                                    39                   19

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                          77                   52
                                                                                                   ---------            ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                          $    116             $     71
                                                                                                   =========            =========

---------------------------------------------------------------------------------------------------------------------------------

(1)  Excludes changes resulting from operations acquired or sold.
(2)  Represents primarily investment transactions of captive insurance companies.



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
                                                                  5


-----------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

-----------------------------------------------------------------------------

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

         INTERIM FINANCIAL REPORTING

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end audit adjustments which may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. Results of operations for the periods ended June 30, 1997, are not necessarily indicative of results to be expected for the year ending September 30, 1997.

         INVENTORIES

          --------------------------------------------------------------------------------------------------------------------
                                                                             June 30        September 30             June 30
          (In millions)                                                         1997                1996                1996
          --------------------------------------------------------------------------------------------------------------------
          Crude oil                                                          $   287              $  316              $  306
          Petroleum products                                                     318                 323                 345
          Chemicals                                                              377                 342                 358
          Other products                                                         160                 146                 168
          Materials and supplies                                                  55                  55                  57
          Excess of replacement costs over LIFO carrying values                 (434)               (474)               (471)
                                                                             --------             -------             -------
                                                                             $   763              $  708              $  763
                                                                             ========             =======             =======
         DERIVATIVE INSTRUMENTS

         Ashland selectively uses commodity futures contracts to reduce its exposure to certain risks inherent within its refining business.
         Such contracts are used principally to hedge the value of intransit crude oil cargoes, hedge exposure under fixed-price sales contracts, obtain higher prices for crude oil sales, protect against margin compression caused by increasing crude oil prices, take advantage of attractive refining margins and lock in prices on a portion of the natural gas fuel needs of the refineries.
         Realized gains and losses on these contracts are included in cost of sales in the original contract month, with amounts paid or received on early terminations deferred on the balance sheet in other current assets or trade and other payables, as appropriate
         (the deferral method). In addition, trading in commodity futures contracts is a natural extension of cash market trading and is used as an alternate method of obtaining or selling crude oil and petroleum products to balance physical barrel activity. These contracts are marked-to-market each month and included in accounts receivable, with the offsetting unrealized gain or loss included in cost of sales (the fair value method).

         Ashland uses forward exchange  contracts to hedge foreign currency transaction  exposures  of its  operations.  These  contracts  are marked-to-market  each  month  and  included  in trade  and  other payables,  with  the  offsetting  gain or loss  included  in other revenues (the fair value method). In addition,  any investments of
         Ashland's     captive     insurance     companies    in    foreign
         currency-denominated  debt obligations are hedged. These contracts are  marked-to-market  each month and  included  with the  related investments on the balance sheet.  The offsetting  unrealized gain or loss is  deferred  in  stockholders'  equity.  This  accounting treatment mirrors that of the underlying investments.

         Ashland  uses  interest  rate swap  agreements  to obtain  greater
         access  to  the  lower  borrowing  costs  normally   available  on
         floating-rate  debt, while  minimizing  refunding risk through the issuance of long-term,  fixed-rate  debt.  Each interest rate swap agreement  is  designated  with all or a portion of the  principal balance and term of a specific debt  obligation.  These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the



-----------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

-----------------------------------------------------------------------------

         DERIVATIVE INSTRUMENTS (CONTINUED)

         agreement,  without an exchange of the notional  amount upon which the payments are based. The differential to be paid or received as interest  rates change is accrued and  recognized as an adjustment of interest expense related to the debt (the accrual method).  The related amount  payable to or receivable  from  counterparties  is included in trade and other payables.  The fair values of the swap agreements are not recognized in the financial  statements.  Gains and losses on  terminations  of interest rate swap  agreements are deferred on the balance sheet (in other long-term liabilities) and amortized as an adjustment to interest expense related to the debt over  the  remaining  term of the  original  contract  life of the
         terminated   swap   agreement.   In  the   event   of  the   early
         extinguishment  of a designated debt  obligation,  any realized or unrealized  gain or loss  from the swap  would  be  recognized  in income coincident with the extinguishment.

NOTE B - DISCONTINUED OPERATIONS

         On July 1,  1997,  Ashland  completed  the sale of  Blazer  Energy
         Corporation,  its domestic exploration and production  subsidiary, to The Eastern Group, Inc., a U.S. energy management subsidiary of
         Statoil,  a  Norwegian  energy  company.  Sales  proceeds  of $566 million will result in a significant  gain in the  September  1997 quarter. Ashland continues to pursue the sale of its international exploration  and production  operations  and is presently  working with the Nigerian authorities to resolve a dispute relating to its
         production  sharing  contracts.   Accordingly,  results  from  the
         Exploration  segment  are shown as  discontinued  operations  with prior periods restated.

         Components of amounts reflected in the income statements and balance sheets for the discontinued Exploration segment are as follows:


                  --------------------------------------------------------------------------------------------------------
                                                                 Three months ended               Nine months ended
                                                                      June 30                          June 30
                                                              --------------------------      ----------------------------
                  (In millions)                                    1997           1996             1997            1996
                  --------------------------------------------------------------------------------------------------------
                  --------------------------------------------------------------------------------------------------------
                  INCOME STATEMENTS
                  Revenues                                    $      62      $      52        $     216       $     251
                  Costs and expenses                                (53)           (50)            (191)           (159)
                                                              ----------     ----------       ----------      ----------
                  Operating income                                    9              2               25              92
                  Income tax benefit (expense)                        -              2                1             (22)
                                                              ----------     ----------       ----------      ----------
                  Net income                                  $       9      $       4        $      26       $      70
                                                              ==========     ==========       ==========      ==========

                  --------------------------------------------------------------------------------------------------------
                                                                               June 30      September 30         June 30
                  (In millions)                                                   1997              1996            1996
                  --------------------------------------------------------------------------------------------------------
                  BALANCE SHEETS
                  Current assets                                            $       74          $     76       $      64
                  Investments and other assets                                       8                 1               1
                  Property, plant and equipment - net                              430               430             397
                  Current liabilities                                              (67)              (81)            (51)
                  Noncurrent liabilities                                          (111)             (107)            (93)
                                                                            -----------         ---------      ----------
                  Net assets held for sale                                  $      334          $    319       $     318
                                                                            ===========         =========      ==========


                                                                  7

-----------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

-----------------------------------------------------------------------------

NOTE C - EXTRAORDINARY LOSS

         On June 3, 1997, Ashland called for redemption all its outstanding 6.75% Convertible Subordinated Debentures due 2014. On July 3, 1997, $123 million of the Debentures were redeemed for 101.35% of the principal amount, plus accrued interest, thereby eliminating an associated 2.4 million shares of Ashland Common Stock that had been reserved for conversion. The redemption premium and writeoff of unamortized deferred debt issuance expenses resulted in a pretax charge of $3 million in the quarter ended June 30, 1997. Net of $1 million in income tax benefits, the charge resulted in an extraordinary loss of $2 million on this early extinquishment of debt.

NOTE D - ACQUISITIONS

         During the nine months ended June 30, 1997, Ashland Chemical acquired various distribution and specialty chemical businesses and APAC acquired two construction businesses. These acquisitions were accounted for as purchases and did not have a significant effect on Ashland's consolidated financial statements.

NOTE E - LITIGATION, CLAIMS AND CONTINGENCIES

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

         During 1996, the U.S. Environmental Protection Agency (EPA) notified Ashland that its three refineries would be subject to a comprehensive inspection of compliance with federal environmental laws and regulations. The inspections have been completed and are currently under review by the EPA and Ashland. Such inspections could result in sanctions, monetary penalties and further remedial expenditures. Also during 1996, Ashland arranged for an independent review of environmental compliance at its three refineries by an outside consulting firm, self-reported to the EPA a number of issues of non-compliance with applicable laws or regulations, and commenced a program to address these matters. Ashland is not in a position to determine what actions, if any, may be instituted and is similarly uncertain at this time what additional remedial actions may be required or costs incurred. However, this matter is not expected to have a material adverse effect on Ashland's consolidated financial position.

         In addition to environmental matters, Ashland and its subsidiaries are parties to numerous claims and lawsuits (some of which are for substantial amounts). While these actions are being contested, the outcome of individual matters is not predictable with assurance. Although any actual liability is not

-----------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

-----------------------------------------------------------------------------

NOTE E - LITIGATION, CLAIMS AND CONTINGENCIES (continued)

         determinable as of June 30, 1997, Ashland believes that any liability resulting from these matters, after taking into consideration Ashland's insurance coverages and amounts already provided for, should not have a material adverse effect on Ashland's consolidated financial position.

NOTE F - COMPUTATION OF EARNINGS PER SHARE

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

         In the computation of earnings per share assuming full dilution for the nine months ended June 30, 1997, the preferred shares were assumed to be converted to common shares as of the beginning of the period, in accordance with generally accepted accounting principles. If the shares had been assumed converted as of the beginning of the period for the primary computation, the resulting primary earnings per share would have amounted to $2.23.

           ------------------------------------------------------------------------------------------------------------------
                                                                          Three months ended            Nine months ended
                                                                               June 30                       June 30
                                                                         ----------------------       -----------------------
           (In millions except per share data)                               1997        1996              1997         1996
           -------------------------------------------------------------------------------------------------------------------
           PRIMARY EARNINGS PER SHARE
           Income available to common shares
              Net income                                                 $    126     $     80         $    168     $    165
              Dividends on convertible preferred stock                          -           (5)              (9)         (14)
                                                                         ---------    ---------        ---------    ---------
                                                                         $    126     $     75         $    159     $    151
                                                                         =========    =========        =========    =========
           Average common shares and equivalents outstanding
              Average common shares outstanding                                74           64               68           64
              Common shares issuable upon exercise of stock options             1            1                1            1
                                                                         ---------    ---------        ---------    ---------
                                                                               75           65               69           65
                                                                         =========    =========        =========    =========

           Earnings per share                                            $   1.66     $   1.16         $   2.29     $   2.34
                                                                         =========    =========        =========    =========

           EARNINGS PER SHARE
              ASSUMING FULL DILUTION
           Income available to common shares
              Net income                                                 $    126     $     80         $    168     $    165
              Interest on convertible debentures (net of income taxes)          1            1                4            4
                                                                         ---------    ---------        ---------    ---------
                                                                         $    127     $     81         $    172     $    169
                                                                         =========    =========        =========    =========
           Average common shares and equivalents outstanding
              Average common shares outstanding                                74           64               68           64
              Common shares issuable upon
                Exercise of stock options                                       1            1                1            1
                Conversion of debentures                                        3            3                3            2
                Conversion of preferred stock                                   -            9                6            9
                                                                         ---------    ---------        ---------    ---------
                                                                               78           77               78           76
                                                                         =========    =========        =========    =========
           Earnings per share                                            $   1.63     $   1.06         $   2.21     $   2.23
                                                                         =========    =========        =========    =========

                                     9

---------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

---------------------------------------------------------------------------------------------------------------------------------
                                                                    Three months ended                   Nine months ended
                                                                         June 30                              June 30
                                                                ----------------------------        -----------------------------
(Dollars in millions except as noted)                                  1997            1996                1997             1996
---------------------------------------------------------------------------------------------------------------------------------
SALES AND OPERATING REVENUES
   Refining and Marketing (1)                                    $    1,668      $    1,713          $    5,029       $    4,734
   Valvoline                                                            297             350                 827              890
   Chemical                                                           1,065             958               3,005            2,752
   APAC                                                                 347             356                 843              866
   Coal                                                                 153             137                 465              440
   Intersegment sales                                                   (78)            (85)               (213)            (223)
                                                                 -----------     -----------         -----------      -----------
                                                                 $    3,452      $    3,429          $    9,956       $    9,459
                                                                 ===========     ===========         ===========      ===========
OPERATING INCOME
   Refining and Marketing (1)                                    $       96      $       53          $       97       $       72
   Valvoline                                                             30              37                  67               57
   Chemical                                                              51              47                 118              127
   APAC                                                                  29              29                  48               53
   Coal                                                                  15               8                  44               30
   General corporate expenses                                           (12)            (28)                (40)             (75)
                                                                 -----------     -----------         -----------      -----------
                                                                 $      209      $      146          $      334       $      264
                                                                 ===========     ===========         ===========      ===========
EQUITY INCOME
   Arch Mineral Corporation                                      $        6      $        3          $       16       $        8
   Other                                                                  5               2                  11                8
                                                                 -----------     -----------         -----------      -----------
                                                                 $       11      $        5          $       27       $       16
                                                                 ===========     ===========         ===========      ===========
OPERATING INFORMATION
   Refining and Marketing (1)
     Refining inputs (thousand barrels per day) (2)                   367.8           376.0               358.7            365.7
     Value of products manufactured per barrel                   $    25.12      $    26.54          $    26.86       $    24.06
     Input cost per barrel                                            19.14           21.74               22.26            19.86
                                                                 -----------     -----------         -----------      -----------
     Refining margin per barrel                                  $     5.98      $     4.80          $     4.60       $     4.20
     Refined product sales (thousand barrels per day)
       Wholesale sales to
         Ashland brand retail jobbers                                  21.5            18.0                22.8             16.1
         Other wholesale customers (3)                                302.3           302.9               289.3            296.2
       SuperAmerica retail system                                      77.1            74.8                75.8             73.7
                                                                 -----------     -----------         -----------      -----------
     Total refined product sales                                      400.9           395.7               387.9            386.0
     SuperAmerica merchandise sales                              $      157      $      152          $      439       $      425
   Valvoline lubricant sales (thousand barrels per day) (3)            19.9            19.9                18.7             19.3
   APAC construction backlog
     At end of period                                            $      701      $      663          $      701       $      663
     Increase (decrease) during period                           $       47      $       (1)         $       54       $       (9)
   Ashland Coal, Inc. (4)
     Tons sold (millions)                                               6.0             5.3                18.2             16.6
     Sales price per ton                                         $    25.64      $    25.78          $    25.59       $    26.59
   Arch Mineral Corporation (4)
     Tons sold (millions)                                               7.6             7.3                22.9             21.5
     Sales price per ton                                         $    25.10      $    25.31          $    25.15       $    25.36

---------------------------------------------------------------------------------------------------------------------------------

(1)  Segments  formerly  identified as Petroleum and SuperAmerica  have been combined effective October 1, 1996. Prior year amounts have been restated.
(2)  Includes crude oil and other purchased feedstocks.
(3)  Includes intersegment sales.
(4)  Ashland's ownership interest at June 30, 1997, was 57% in Ashland Coal and 50% in Arch Mineral.

-----------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

-----------------------------------------------------------------------------

RESULTS OF OPERATIONS

         Current Quarter - Ashland recorded net income of $126 million for the three months ended June 30, 1997, compared to $80 million for the same period last year. Operating income equaled $209 million in the current quarter compared to $146 million in last year's third quarter. Excluding unusual items in prior periods, the June quarter was the best in the company's history in terms of net income and operating income. The increase in earnings was due primarily to substantial improvements from Refining and Marketing operations.

         Year-to-Date - Ashland recorded net income of $168 million for the nine months ended June 30, 1997. This compares to net income of $165 million for the same period last year, which included net income of $48 million from the settlement of Ashland Exploration's (now known as Blazer Energy) claims in the bankruptcy reorganization of Columbia Gas Transmission and Columbia Gas Systems. Operating income equaled $334 million in the first nine months of 1997, compared to $264 million for the same period last year, reflecting improvements in Refining and Marketing, Valvoline and Ashland Coal.

         Effective October 1, 1996, Ashland changed its methodology for allocating corporate general and administrative (G&A) expenses. For purposes of comparison to prior year results, segment operating income for the current quarter and year-to-date periods have been adjusted in the following table to exclude the increased allocations.

                                                           Three months ended                   Nine months ended
                                                                June 30                              June 30
                                                       ----------------------------        -----------------------------
                (In millions)                                1997            1996                1997             1996
                                                       -----------------------------------------------------------------
                OPERATING INCOME
                   Refining and Marketing              $      100      $       53          $      111       $       72
                   Valvoline                                   31              37                  71               57
                   Chemical                                    54              47                 126              127
                   APAC                                        31              29                  51               53
                   Coal                                        15               8                  44               30
                   General corporate expenses                 (22)            (28)                (71)             (75)
                                                       -----------     -----------         -----------      -----------
                                                       $      209      $      146          $      332       $      264
                                                       ===========     ==========          ===========      ===========


         REFINING AND MARKETING

         Also effective October 1, 1996, Ashland began reporting the results of Ashland Petroleum, its refining division, and SuperAmerica retail gasoline marketing operations as a single industry segment to allow for better peer group comparisons. Prior year results have been restated.

         Current Quarter - Refining and Marketing reported operating income of $96 million for the June 1997 quarter compared to $53 million for the June 1996 quarter. The 79% increase was primarily the result of a $1.18 per barrel improvement in the refining margin (the difference between the value of products manufactured and input cost), reflecting lower crude oil costs. Wholesale product prices were favorable, particularly for asphalt. The improvement was further enhanced by a 21(cent) per barrel decrease in refining expenses, despite slightly lower throughput. Results for retail marketing operations were also up substantially, reflecting a significant increase in retail gasoline margins, as well as improved merchandise margins and higher gasoline and merchandise volumes.

         Year-to-Date - Refining and Marketing reported operating income of $97 million for the nine months ended June 30, 1997, compared to $72 million for the first nine months of fiscal 1997. The increase in earnings reflects a 40(cent) per barrel improvement in the refining margin. Inputs were down slightly for the nine months this year due to a maintenance turnaround at the Catlettsburg, Ky., refinery and heavy flooding in the Ohio Valley during the second quarter, which limited the ability to ship products on the river. Refining expenses for the first nine months of fiscal 1997 declined 28(cent) per barrel compared to the nine months last year, despite the lower throughput, also contributing to the earnings improvement.

-----------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

-----------------------------------------------------------------------------

         REFINING AND MARKETING (CONTINUED)

         Scurlock Permian was adversely affected by lower margins on crude oil sales, reflecting increased competition in the domestic crude oil markets. Modest increases in retail sales volumes and margins for both gasoline and merchandise were offset by a rise in expenses.

         The Ashland brand jobber program continues to expand, though at a considerably slower pace since Ashland's announcement on May 15 of the pending joint venture with USX's Marathon group (see "Profitability Improvement Plan" on page 16). During the first nine months of the year, 81 more units were opened, bringing the total number of units to 566 at June 30, 1997, compared to 365 units in operation at June 30, 1996. SuperAmerica opened 19 new and 8 rebuilt units to bring the total number of units to 755 at June 30, 1997, including 630 SuperAmerica stores and 125 Rich outlets. At June 30, 1996, there were 627 SuperAmerica stores and 103 Rich outlets in operation.

         VALVOLINE

         Current  Quarter  -  Valvoline  reported  operating  income of $30 million for the quarter ended June 30, 1997, compared to $37 million for the quarter ended June 30, 1996. Due to the extremely cool spring, sales volumes of R-12 automotive refrigerant declined, which led to the lower overall results for the quarter. This decline was partially offset by an improvement in the U.S. lubricants business, reflecting good volumes and better margins.

         Year-to-Date - For the nine months ended June 30, 1997, Valvoline posted record operating income of $67 million. This compares to operating income of $57 million for the same period last year. The improvement in earnings reflected higher U.S. lubricant, R-12 refrigerant and antifreeze margins. First Recovery reported improved results primarily due to higher used oil collection revenues.

         CHEMICAL

         Current Quarter - Ashland Chemical had a record June quarter with operating income of $51 million, compared to $47 million for the third quarter of 1996. Results from petrochemicals improved significantly from a weak third quarter last year, and the specialty group also had higher operating income. The combination more than offset a margin-driven decline from the distribution group. The increase in petrochemicals reflected improved margins for cumene and methanol. The specialty group had an all-time record quarter with four of the six units establishing records. However, Drew Marine was down due to reduced sales in a very competitive market. In the distribution group, General Polymers and FRP Supply both had record quarters, but were more than offset by a decline in industrial chemicals and solvents, which experienced decreased margins due to rising material costs.

         Year-to-Date - Ashland Chemical's operating income for the nine months ended June 30, 1997, amounted to $118 million, compared to $127 million for the first nine months of fiscal 1996. When the increased corporate G&A allocations are eliminated, results were essentially equal to last year. The distribution group is down, as lower earnings in industrial chemicals and solvents and Ashland Plastics more than offset a record nine months for General
         Polymers. The specialty group had a record nine months with foundry products, specialty polymers and adhesives, and electronic chemicals all establishing new records. Petrochemical results are up due to strong methanol earnings, though margins for maleic anhydride have declined, reflecting higher raw material costs and a very competitive market.

         APAC

         Current Quarter - APAC, Ashland's highway construction division, had another record June quarter, with $29 million in operating income, slightly exceeding last year's June quarter. These operations performed extremely well, despite a wet spring in many of APAC's markets. The slight improvement reflected higher profit margins on construction jobs and aggregate plant sales, which offset lower margins from asphalt plants.

-----------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
-----------------------------------------------------------------------------

         APAC (CONTINUED)

         Year-to-Date - For the nine months ended June 30, 1997, APAC reported operating income of $48 million, compared to $53 million for the same period last year. The decline was the result of adverse weather conditions in several of APAC's operating areas in the December 1996 quarter, increased corporate G&A allocations during the current fiscal year, and a gain on an aggregate property sale in the December 1995 quarter. The construction backlog at June 30, 1997, amounted to a record $701 million, compared to $663 million at June 30, 1996.

         COAL

         Current Quarter - Operating income for Ashland Coal nearly doubled to $15 million for the June 1997 quarter, compared to $8 million for the June 1996 quarter, despite decreased sales realizations per ton. The improvement was driven by increased sales and production tonnage and reduced mining costs resulting from the relocation of two major draglines and more favorable overburden ratios.

         Year-to-Date - Operating income for Ashland Coal increased to $44 million for the nine months ended June 30, 1997, compared to $30 million for the same period last year. The increase was generally due to the same factors discussed in the current quarter comparison above.

         Ashland Coal and Arch Mineral merged on July 1, 1997, into a new corporation known as Arch Coal, Inc. Ashland is the majority shareholder of the new company, with a 54% ownership interest. Beginning in the September 1997 quarter, Arch Coal will be consolidated in Ashland's financial statements. Prior interim quarters in 1997 will be restated to reflect Arch Mineral on a consolidated basis for comparison purposes. Arch Mineral is currently accounted for under the equity method.

         In the September quarter of 1997, Arch Coal anticipates recording a one-time charge related to the merger, including severance costs and the writedown of duplicate facilities. Also, the longwall reserve base at the company's Arch of Kentucky Mine No. 37 in Harlan County, Ky., will be exhausted near the end of the quarter, and its substantial contribution to earnings will be lost. After exhaustion of the longwall reserves, production at Mine No. 37 will be substantially reduced, but the development of a new underground mine in the Darby seam near the No. 37 Mine is being evaluated to partially offset the lost production. Furthermore, the September quarter is traditionally the weakest for the company due to miners' vacations and higher than normal maintenance costs.

         GENERAL CORPORATE EXPENSES

         General corporate expenses were $12 million in the current quarter, compared to $28 million in the prior year's quarter. Comparable amounts for the nine months periods were $40 million for 1997 versus $75 million for 1996. The decrease was due primarily to increased allocations to the operating divisions in 1997.

         OTHER INCOME (EXPENSE)

         For the nine months ended June 30, 1997, interest expense (net of interest income) totaled $124 million, compared to $128 million for the 1996 period. The decline reflected a decrease in the average outstanding debt level during the December quarter and lower interest rates resulting from certain long-term debt refinancings.

         Equity income from Arch Mineral for the quarter ended June 30, 1997, amounted to $6 million, compared to $3 million for the June 1996 quarter. Equity income from Arch for the nine months ended June 30, 1997, amounted to $16 million, compared to $8 million for the same period last year. The increases in both comparisons reflected higher sales and production tonnage and reduced administrative and interest costs. See the discussion regarding the merger of Arch Mineral and Ashland Coal above.

-----------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
-----------------------------------------------------------------------------

         DISCONTINUED OPERATIONS

         On July 1, 1997, Ashland completed the sale of Blazer Energy Corporation, its domestic exploration and production subsidiary, to The Eastern Group, Inc., a U.S. energy management subsidiary of Statoil, a Norwegian energy company. Sales proceeds of $566 million will result in a significant gain in the September quarter. Ashland continues to pursue the sale of its international exploration and production operations and is presently working with the Nigerian authorities to resolve a dispute relating to its production sharing contracts. Accordingly, results from the Exploration segment are shown as discontinued operations with prior periods restated (see Note B to the financial statements).

         Current  Quarter - Net  income  from  Exploration  amounted  to $9 million for the quarter ended June 30, 1997, compared to $4 million for the same period in 1996. The improvement reflects a 19% increase in domestic natural gas production, as new wells from the Vermilion 410 and 389 blocks in the Gulf of Mexico began production in the first and second quarters of fiscal 1997.

         Year-to-Date - Net income from Exploration amounted to $26 million for the nine months ended June 30, 1997, compared to $70 million for the same period in 1996. Excluding the previously mentioned $48 million in net income resulting from the Columbia Gas settlement in 1996, the $4 million improvement over last year reflects a 12% increase in natural gas prices and a 10% increase in natural gas volumes resulting from the new Gulf of Mexico production discussed above. Partially offsetting these improvements was an $8 million pretax charge in the March 1997 quarter resulting from a litigation settlement and remediation expenses related to certain nonproducing properties.

         EXTRAORDINARY LOSS

         On June 3, 1997, Ashland called for redemption all its outstanding 6.75% Convertible Subordinated Debentures due 2014. On July 3, 1997, $123 million of the Debentures were redeemed for 101.35% of the principal amount, plus accrued interest, thereby eliminating an associated 2.4 million shares of Ashland Common Stock that had been reserved for conversion. The redemption premium and writeoff of unamortized deferred debt issuance expenses resulted in a pretax charge of $3 million in the quarter ended June 30, 1997. Net of $1 million in income tax benefits, the charge resulted in an extraordinary loss of $2 million on this early extinquishment of debt.

FINANCIAL POSITION

         LIQUIDITY

         Ashland's financial position has enabled it to obtain capital for its financing needs and to maintain investment grade ratings on its senior debt. On February 3, 1997, Moody's Investors Service lowered the rating on Ashland's senior debt from Baa1 to Baa2, a level equivalent to the company's BBB senior debt rating from Standard & Poor's. Ashland has a revolving credit agreement providing for up to $320 million in borrowings, under which no borrowings were outstanding at June 30, 1997. At July 1, 1997, Arch Coal also had revolving credit agreements providing for up to $500 million in borrowings, none of which were in use. Under a shelf registration, Ashland can issue an additional $220 million in medium-term notes should future opportunities or needs arise. Ashland and Arch Coal also have access to various uncommitted lines of credit and commercial paper markets, under which short-term notes of $177 million were outstanding at June 30, 1997.

         Cash flows from continuing operations, a major source of Ashland's liquidity, amounted to $337 million for the nine months ended June 30, 1997, compared to $272 million for the nine months ended June 30, 1996. This increase was attributed primarily to the higher level of earnings.

         Working capital at June 30, 1997, was $538 million, compared to $467 million at September 30, 1996, and $516 million at June 30, 1996. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 78% of current liabilities at June 30, 1997, and 77% at September 30, 1996. Ashland's

-----------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

-----------------------------------------------------------------------------

         LIQUIDITY (CONTINUED)

         working capital is significantly affected by its use of the LIFO method of inventory valuation, which valued inventories $434 million below their replacement costs at June 30, 1997.

         CAPITAL RESOURCES

         For the nine months ended June 30, 1997, property additions amounted to $266 million, compared to $256 million for the same period last year. Property additions and cash dividends for the remainder of fiscal 1997 are estimated at $208 million and $26 million, respectively. Ashland anticipates meeting its remaining 1997 capital requirements for property additions, dividends and $25 million in contractual maturities of long-term debt from internally generated funds.

         Ashland's capital employed at June 30, 1997, consisted of debt (49%), deferred income taxes (1%), minority interest (4%), and common stockholders' equity (46%). Debt as a percent of capital employed was 49% at June 30, 1997, compared to 50% at September 30, 1996. At June 30, 1997, long-term debt included $48 million of floating-rate debt, and the interest rates on an additional $465 million of fixed-rate debt had been converted to floating rates through interest rate swap agreements.

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

         During 1996, the U.S. Environmental Protection Agency (EPA) notified Ashland that its three refineries would be subject to a comprehensive inspection of compliance with federal environmental laws and regulations. The inspections have been completed and are currently under review by the EPA and Ashland. Such inspections could result in sanctions, monetary penalties and further remedial expenditures. Also during 1996, Ashland arranged for an independent review of environmental compliance at its three refineries by an outside consulting firm, self-reported to the EPA a number of issues of non-compliance with applicable laws or regulations, and commenced a program to address these matters. Ashland is not in a position to determine what actions, if any, may be instituted and is similarly uncertain at this time what additional remedial actions may be required or costs incurred. However, this matter is not expected to have a material adverse effect on Ashland's consolidated financial position.

-----------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

-----------------------------------------------------------------------------

PROFITABILITY IMPROVEMENT PLAN

         Following is an update of the progress under certain steps in Ashland's profitability improvement plan announced on December 9, 1996.

         o REDUCING CAPITAL EXPENDITURES FOR REFINING. Expenditures are being limited to $100 million for fiscal 1997, below projected depreciation, and totaled $62 million for the first nine months.

         o AGGRESSIVELY REVIEWING OPTIONS FOR STRATEGIC ALLIANCES FOR ASHLAND'S REFINING AND MARKETING OPERATIONS. On May 15, 1997, Ashland and USX Corporation announced the signing of a Letter of Intent between Ashland and USX's Marathon group to pursue a combination of the major elements of Marathon and Ashland's refining, marketing and transportation operations. Under the terms of the Letter of Intent, Marathon will have a 62 percent ownership interest, and Ashland will have a 38 percent ownership interest, in the new limited liability joint venture company, to be known as Marathon Ashland Petroleum LLC. The transaction is subject to the negotiation and execution of definitive documents and a closing of the transaction is targeted for calendar year-end. The anticipated combination requires the approval of the Boards of Directors of Ashland, Marathon and USX and of certain governmental agencies, as well as the satisfactory conclusion of due diligence by the parties.

              Due diligence is well under way, and negotiations have begun on definitive agreements. Prospective senior officers of the new company have been named; numerous teams are working on organizational and other issues; and opportunities to improve efficiency are being identified. Ashland remains optimistic the transaction can be completed by the end of calendar 1997.

         o EVALUATING STRATEGIC ALTERNATIVES FOR ASHLAND'S EXPLORATION DIVISION. See the discussion under "Results of Operations - Discontinued Operations" for a description of the sale of Blazer Energy, which was completed on July 1, 1997.

         o INCREASING CAPITAL EMPLOYED IN ASHLAND CHEMICAL, THE APAC HIGHWAY CONSTRUCTION GROUP AND VALVOLINE. Ashland has
              invested $65 million in eight acquisitions for Ashland Chemical and two for APAC during the first nine months of the year. These acquisitions help expand Ashland's distribution and specialty chemical businesses in the United States and also broaden their growing global presence, as well as support and enhance APAC's highway construction operations.

         o IMPLEMENTING A COMMON STOCK REPURCHASE PROGRAM. In December 1996, Ashland's board approved a plan to repurchase up to one million shares of Ashland common stock annually to offset dilution due to company benefit programs. No purchases have occurred to date under this program. However, the redemption of the 6.75% Convertible Subordinated Debentures in July eliminated 2.4 million shares of Ashland Common Stock that had been reserved for conversion. Ashland believes this accomplishes the goals inherent in the announced common stock repurchase program.

         See the discussion under "Results of Operations - Coal" for a description of the merger between Ashland Coal and Arch Mineral that was completed on July 1, 1997.

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

PART II - OTHER INFORMATION
----------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

Environmental Proceedings - (1) As of June 30, 1997, Ashland was subject to 77 notices received from the USEPA and similar state agencies identifying Ashland as a "potentially responsible party" ("PRP") under Superfund or similar state laws for potential joint and several liability for cleanup costs in connection with alleged releases of hazardous substances from various waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the USEPA or a state agency in accordance with procedures established under regulations, in which Ashland may be participating as a member of various PRP groups. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for the costs of site cleanup or oversight expended, and/or long-term monitoring of environmental conditions at the sites. Ashland carefully monitors the investigatory and remedial activity at many of these sites. Based on its experience with site remediation, its familiarity with current environmental laws and regulations, its analysis of the specific hazardous substances at issue, the existence of other financially viable PRPs and its current estimates of investigatory, clean-up and monitoring costs at each site, Ashland believes that its liability at these sites, either individually or in the aggregate, after taking into account established reserves, will not have a material adverse effect on Ashland's consolidated financial position, cash flow or liquidity, but could have a material adverse effect on results of operations in a particular quarter or fiscal year. Estimated costs for these matters are recognized in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. For additional information regarding Superfund, see the "Miscellaneous - Governmental Regulation and Action-Environmental Protection" section of Ashland's Form 10-K.

(2) On March 19, 1996, after consultation with the USEPA, the Kentucky Division for Air Quality issued a finding that Ashland had not demonstrated compliance with certain air regulations regarding volatile organic compounds ("VOC") at its Catlettsburg, Kentucky refinery, and referred the matter to USEPA - Region IV for formal enforcement action. Ashland filed a petition requesting a hearing before a Kentucky administrative hearing officer on the merits of the matter. A hearing was scheduled for July 1997. However, on May 27, 1997, Kentucky and Ashland entered into an Agreed Order resolving the issues in contention, whereby Ashland agreed to pay a civil penalty and to design, construct and install additional VOC controls. Separately, the USEPA issued a Notice of Violation to Ashland regarding this matter.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

27    Financial Data Schedule

(b)      Reports on Form 8-K

A report on Form 8-K was filed on May 21, 1997 to announce that Ashland and the Norwegian energy company, Statoil, signed a definitive purchase and sale agreement for the outstanding stock of Blazer Energy Corp., a wholly owned subsidiary of Ashland Inc.

A report on Form 8-K was filed on July 2, 1997, to announce the completion of the sale of Blazer Energy Corp. to Statoil. Statoil purchased the Blazer Energy stock through its U.S. energy management subsidiary, The Eastern Group.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Ashland  Inc.
                                        (Registrant)




Date                                    /s/   Kenneth L. Aulen
                                        -----------------------------------
                                        Kenneth L. Aulen
                                        Administrative Vice President
                                          and Controller (Chief
                                          Accounting Officer)




Date                                    /s/   Thomas L. Feazell
                                        -----------------------------------
                                        Thomas L. Feazell
                                        Senior Vice President,
                                          General Counsel and Secretary

                            Article 5 of Regulation S-X