Form 10-K/A
period 1996-09-30
ASHLAND INC
filed 1997-11-25
CIK 7694

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__
No ___
     Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     At October 31, 1996, based on the New York Stock Exchange closing price, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $2,595,905,440. In determining this amount, Ashland Inc. has assumed that directors, certain of its executive officers, and persons known to it to be the beneficial owners of more than five percent of its common stock are affiliates. Such assumption shall not be deemed conclusive for any other purpose.
     At October 31, 1996, there were 64,599,228 shares of Registrant's common stock outstanding.

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

==============================================================================

                              EXPLANATORY NOTE

         This Amendment to the report on Form 10-K for the fiscal year ended September 30, 1996, of Ashland Inc. ("Ashland") is being filed by Ashland to amend Ashland's Exhibit 27 - Financial Data Schedule.

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

    27       Restated Financial Data Schedule for the year ended September 30,
             1996