Form 10-K
period 1997-09-30
ASHLAND INC
filed 1997-11-25
CIK 7694

=============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

            Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) as been subject to such filing requirements for the past 90 days. Yes __X__ No_____
     Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     At October 31, 1997, based on the New York Stock Exchange closing price, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $3,174,811,812. In determining this amount, Ashland Inc. has assumed that directors, certain of its executive officers, and persons known to it to be the beneficial owners of more than five percent of its common stock are affiliates. Such assumption shall not be deemed conclusive for any other purpose.
     At October 31, 1997, there were 75,019,275 shares of Registrant's common stock outstanding.

                    Documents Incorporated by Reference

     Portions of Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1997 are incorporated by reference into Parts I and II.
     Portions of Registrant's definitive Proxy Statement for its January 29, 1998 Annual Meeting of Shareholders are incorporated by reference into
Part III.

=============================================================================

                             TABLE OF CONTENTS
                                                                  Page
PART I
         Item 1.  Business                                          1
                     Corporate Developments                         1
                     Chemical                                       2
                     Valvoline                                      3
                     APAC                                           4
                     Refining and Marketing                         5
                       Petroleum                                    5
                       SuperAmerica                                 7
                     Coal                                           7
                     Miscellaneous                                  9
         Item 2.  Properties                                       12
         Item 3.  Legal Proceedings                                12
         Item 4.  Submission of Matters to a
                    Vote of Security Holders                       13
PART II
         Item 5.  Market for Registrant's Common Stock and
                    Related Security Holder Matters                13
         Item 6.  Selected Financial Data            13
         Item 7.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations  13
         Item 7A. Quantitative and Qualitative Disclosures
                    About Market Risk                              13
         Item 8.  Financial Statements and Supplementary Data      13
         Item 9.  Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure         13
PART III
         Item 10. Directors and Executive Officers of the
                    Registrant                                     13
         Item 11. Executive Compensation                           15
         Item 12. Security Ownership of Certain Beneficial
                    Owners and Management                          15
         Item 13. Certain Relationships and Related Transactions   15
PART IV
         Item 14. Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K                            15

                                   PART I
ITEM 1. BUSINESS
     Ashland Inc. is a Kentucky corporation, organized on October 22, 1936, with its principal executive offices located at 1000 Ashland Drive, Russell, Kentucky 41169 (Mailing Address: P.O. Box 391, Ashland, Kentucky 41114) (Telephone: (606) 329-3333). The terms "Ashland" and the "Company" as used herein include Ashland Inc. and its consolidated subsidiaries, except where the context indicates otherwise.
     Ashland's   businesses  are  grouped  into  five  industry   segments:
Chemical, Valvoline, APAC, Refining and Marketing and Coal. Financial information about these segments for the five fiscal years ended September 30, 1997 is set forth on Pages 62 and 63 of Ashland's Annual Report to Shareholders for the fiscal year ended September 30, 1997 ("Annual Report").
     Ashland Chemical distributes industrial chemicals, solvents, thermoplastics and resins, and fiberglass materials, and manufactures and sells a wide variety of specialty chemicals and certain petrochemicals. Valvoline is a marketer of branded, packaged motor oil and automotive chemicals, antifreeze, filters, rust preventives and coolants. In addition, Valvoline is engaged in the "fast oil change" business through outlets operating under the Valvoline Instant Oil Change(R) and Valvoline Rapid Oil Change(R) names.
     APAC performs contract construction work, including highway paving and repair, excavation and grading, and bridge construction, and produces asphaltic and ready-mix concrete, crushed stone and other aggregate, concrete block and certain specialized construction materials in the southern and midwestern United States.
     Refining and Marketing operations are conducted by Ashland Petroleum and SuperAmerica. Ashland Petroleum is an independent petroleum refiner and a supplier of petroleum products to the transportation and commercial fleet industries, other industrial customers and independent marketers, and to SuperAmerica for retail distribution. In addition, Ashland Petroleum gathers and transports crude oil and petroleum products and distributes petroleum products under the Ashland(R) brand name. SuperAmerica operates combination gasoline and merchandise stores under the SuperAmerica(R) and Rich(R) brand names.
     Ashland's coal operations are conducted by Arch Coal, Inc., which is 54% owned by Ashland and is publicly traded, and which produces and markets bituminous coal in Central Appalachia, the Illinois Basin and the Hanna Basin in Wyoming for sale to domestic and foreign electric utility and industrial customers.
     At September 30, 1997, Ashland and its consolidated subsidiaries had approximately 37,200 employees (excluding contract employees).


                           CORPORATE DEVELOPMENTS


     In May 1997, USX Corporation and Ashland announced the signing of a letter of intent to pursue a combination of the major elements of the petroleum supply, refining, marketing and transportation operations of USX's Marathon Group and Ashland. USX-Marathon would own a 62 percent ownership interest and Ashland would own a 38 percent ownership interest in the joint venture to be known as Marathon Ashland Petroleum LLC. The joint venture is expected to be formed following regulatory reviews, execution of definitive agreements and approval by the Ashland and USX Boards of Directors.
     On July 1, 1997, Ashland sold the domestic exploration and production assets of Blazer Energy Corporation (formerly Ashland Exploration, Inc.) to the Norwegian energy company, Statoil, through its U.S. energy management subsidiary, The Eastern Group, for $566 million. Ashland has entered into an agreement to sell its Nigerian exploration and production operations, which is subject to the approval of the Nigerian government and other conditions. For further information, see Note B to the Consolidated Financial Statements on Page 50 in Ashland's Annual Report.
     On July 1, 1997, Ashland Coal, Inc. and Arch Mineral Corporation merged into a new, publicly traded corporation, named Arch Coal, Inc. Ashland owns 54% of the new company. The merger created the sixth largest coal company in the United States by tons mined. For further information relating to Arch Coal, see "Coal".

                                  CHEMICAL

     Ashland  Chemical  Company,  a division of Ashland,  is engaged in the manufacture,  distribution  and  sale of a wide  variety  of  chemical  and plastic products. Ashland Chemical owns and operates 34 manufacturing facilities and participates in 12 manufacturing joint ventures in 10 states and 14 foreign countries. In addition, Ashland Chemical owns or leases approximately 100 distribution facilities in North America and 25 distribution facilities in 17 foreign countries. Ashland Chemical is comprised of the following operations:

DISTRIBUTION

     INDUSTRIAL CHEMICALS & SOLVENTS DIVISION ("IC&S") - IC&S markets chemical products, ingredients and solvents to industrial chemical users in major markets through distribution centers in the United States, Canada, Mexico and Puerto Rico. It distributes approximately 3,500 chemical products made by many of the nation's leading chemical manufacturers and a growing number of off-shore producers, as well as petrochemicals from Ashland's refineries. It specializes in supplying mixed truckloads and less-than-truckload quantities to many industries, including the paint and coatings, inks, adhesives, polymer, rubber, industrial and institutional compounding, automotive, appliance and paper industries. It also offers customers chemical waste collection, disposal and recycling services, working in cooperation with major chemical waste services companies.
      FINE INGREDIENTS DIVISION - This division (formerly part of the IC&S division) distributes cosmetic and pharmaceutical specialty chemicals, and food-grade and nutritional additives and ingredients across North America.
      FRP SUPPLY DIVISION - This division markets to customers in the reinforced plastics and cultured marble industries mixed truckload and less-than-truckload quantities of polyester resins, fiberglass and other specialty reinforcements, catalysts and allied products from more than 50 distribution locations throughout North America.
     GENERAL POLYMERS DIVISION - This division markets a broad range of thermoplastic injection molding and extrusion materials to processors in the plastics industry through distribution locations in the United States, Canada, Mexico and Puerto Rico. It also provides plastic material transfer and packaging services and less-than-truckload quantities of packaged thermoplastics. The basic resins business unit markets bulk thermoplastic resins to a variety of proprietary processors in North America.
     ASHLAND PLASTICS EUROPE - This division (formerly known as the Ashland Plastics Division) markets a broad range of thermoplastics to processors in Europe, including Finland, Norway, Sweden and Germany. Ashland Plastics has distribution centers located in Belgium, France, Italy, the Netherlands, Ireland, Spain, and the United Kingdom. The division has compounding manufacturing facilities located in Italy and Spain.

SPECIALTY CHEMICALS

     COMPOSITE POLYMERS DIVISION - This division manufactures and sells a broad range of chemical-resistant, fire-retardant and general-purpose grades of unsaturated polyester and vinyl ester resins for the reinforced plastics industry. Key markets include the transportation, construction and marine industries. It has manufacturing plants in Jacksonville, Arkansas; Colton and Los Angeles, California; Bartow, Florida; Ashtabula, Ohio; Philadelphia and Neville Island, Pennsylvania; and Benicarlo, Spain.
     In September 1997, the company reached an agreement in principle to purchase the unsaturated polyester resins business of Buna Sow Leuna
Olefinvergund GmbH (BSL). The agreement is subject to the execution of a definitive agreement and is expected to close by the first calendar quarter of 1998. This acquisition will add a manufacturing facility in Schkopau, Germany.
     SPECIALTY POLYMERS & ADHESIVES DIVISION - This division manufactures and sells specialty phenolic resins for paper impregnation and friction material bonding; acrylic polymers for pressure-sensitive adhesives;
emulsion polymer isocyanate adhesives for structural wood bonding; polyurethane and epoxy structural adhesives for bonding fiberglass reinforced plastics, composites, thermoplastics and metals in automotive, recreational, and industrial applications; induction bonding systems for thermoplastic materials; elastomeric polymer adhesives and butyl rubber roofing tapes for commercial roofing applications; and vapor curing, high-performance urethane coatings systems. It has manufacturing plants in Calumet City, Illinois; Norwood, New Jersey; and Ashland, Ohio.
     DREW AMEROID MARINE DIVISION - This division supplies specialty chemicals for water and fuel treatment and general maintenance as well as refrigeration services, sealing products, welding and refrigerant products and fire fighting and safety services to the world's merchant marine fleet. Drew Ameroid Marine currently provides shipboard technical service for more than 10,000 vessels from more than 30 locations serving 700 ports throughout the world.

     ELECTRONIC CHEMICALS DIVISION - This division manufactures and sells a variety of ultra-high purity chemicals for the worldwide semiconductor manufacturing industry through various manufacturing locations and also custom blends and packages high-purity liquid chemicals to customer specifications. It has manufacturing plants in Newark, California; Milan, Italy; Easton, Pennsylvania; Dallas, Texas, and Campbell, California. In addition, it also enters into long-term agreements to provide complete chemical management services, including purchasing, warehousing and delivering chemicals for in-plant use, for major facilities of large consumers of high-purity chemicals. Ashland Chemical is currently building a new, ultra-high purity manufacturing and packaging facility in Pueblo, Colorado, targeted for completion in spring 1998.
     FOUNDRY PRODUCTS DIVISION - This division manufactures and sells foundry chemicals worldwide, including sand-binding resin systems, refractory coatings, release agents, engineered sand additives, riser sleeves, and die lubricants. The division purchased the remaining 50% ownership interest in its Brazilian affiliate, Ashland Bentonit Resinas, Ltda., from Bentonit Uniao Nordeste, S.A. in September 1997. This division serves the global metal casting industry from 22 locations in 18 countries.
     DREW INDUSTRIAL DIVISION - This division supplies specialized chemicals and consulting services for the treatment of boiler water, cooling water, steam, fuel and waste streams. It also supplies process chemicals and technical services to the pulp and paper and mining industries and additives to manufacturers of latex and paints. It conducts operations throughout North America, Europe and the Far East through subsidiaries, joint venture companies and distributors. The division has manufacturing plants in Kansas City, Kansas; Kearny, New Jersey; Houston, Texas; Ajax, Ontario, Canada; Singapore; Sydney and Perth, Australia; and Auckland, New Zealand.

PETROCHEMICALS
     This division markets aromatic and aliphatic solvents manufactured at facilities located at the Catlettsburg, Kentucky refinery. It also manufactures maleic anhydride at Neal, West Virginia, and Neville Island, Pennsylvania, and methanol near Plaquemine, Louisiana. The division formed an Energy Services business unit in July 1997 to provide industrial and commercial businesses with expert management of their total energy requirements. The new business will source and supply natural gas, electricity and natural gas liquids.

OTHER MATTERS
     MELAMINE CHEMICALS, INC. ("MCI") - In October 1997, MCI and Borden Chemicals Inc. ("Borden") announced that a definitive agreement had been reached providing for Borden to tender for all of the outstanding shares of MCI for $20.50 per share. Ashland tendered its 1,275,000 shares under the terms of the offer and received $26,137,500 for such shares.
     DUBLIN, OHIO HEADQUARTERS TECHNICAL CENTER EXPANSION - Ashland Chemical is constructing a 115,000-square-foot facility to expand its Technical Center in Dublin, Ohio. The project is targeted for completion in late calendar year 1998.
     For information relating to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and the Superfund Amendments and Reauthorization Act of 1986 ("SARA") (CERCLA and SARA hereinafter sometimes referred to collectively as "Superfund"), and the Resource Conservation and Recovery Act ("RCRA"), see "Miscellaneous-Governmental Regulation and Action-Environmental Protection."




                                 VALVOLINE

     The Valvoline Company, a division of Ashland, is a marketer of automotive and industrial oils, automotive chemicals, and automotive and environmental services, with sales in more than 140 countries. The Valvoline(R) trademark was federally registered in 1873 and is the oldest trademark for a lubricating oil in the United States. See also "Refining and Marketing." Valvoline has diversified its operations in recent years and is comprised of the following business units:
     NORTH AMERICAN PRODUCTS - Valvoline's largest division, North American, markets automotive, commercial, and industrial lubricants and automotive chemicals to a broad network of North American customers. Valvoline branded motor oil is one of the top selling brands in the U.S. private passenger car and light truck market.
     North American markets Zerex(R) antifreeze and Pyroil(R) automotive chemicals. Zerex(R) is the second-leading antifreeze brand in the U.S. This division also markets R-12, an automotive refrigerant that was phased out of production in 1995. R-12 is being replaced in the market by new-generation refrigerants.
     The domestic commercial/fleet group continued its strategic alliance with the Cummins Engine Company to distribute heavy-duty lubricants to the commercial market.

     VALVOLINE INTERNATIONAL - Valvoline International markets Valvoline(R) branded products and TECTYL(R) rust preventives worldwide through company-owned affiliates or divisions in Australia, Denmark, Great Britain, the Netherlands, Sweden, Germany, Switzerland, Austria, France, Italy, Belgium and South Africa. Licensees and distributors market products in other parts of Europe, Central and South America, the Far East, the Middle East and certain African countries. Joint ventures have been established in Argentina, Ecuador, Thailand and India. Packaging and blending plants and distribution centers in Australia, Canada, Denmark, Sweden, Great Britain, the Netherlands and the United States supply international customers.
     VALVOLINE INSTANT OIL CHANGE(R) ("VIOC") - VIOC is one of the largest competitors in the expanding U.S. "fast oil change" service business, providing Valvoline with a significant share of the installed segment of the passenger car and light truck motor oil market. Incorporation of the Valvoline name and trademark in VIOC's name, store signage and advertising provides an ongoing Valvoline presence in the communities in which VIOC stores are located. As of September 30, 1997, 382 company-owned and 137 franchise service centers were operating in 15 and 27 states, respectively.
     In 1997, the "MVP" (Maximum Vehicle Performance) program continued VIOC's industry leadership in customer-service innovation. MVP is a computer-based program that maintains service records on all customer vehicles, system-wide. MVP also contains a database on all car makes and models, which allows service recommendations based on vehicle owner's manual recommendations.
     FIRST RECOVERY - As of September 30, 1997, Ecogard, Inc., through its First Recovery division, was collecting used motor oil at an annual rate of 64 million gallons from a network of automotive aftermarket retailers and service businesses in 48 states. Completing Valvoline's "total fluid management" approach to customer service, First Recovery provides an environmental service to Valvoline customers in the U.S., collecting used antifreeze and oil filters as well.


                                    APAC

     The APAC group of companies, which are located in 13 southern and midwestern states, perform construction work such as paving, repair and resurfacing highways, streets, airports, residential and commercial developments, sidewalks, and driveways; grading and base work; and excavation and related activities in the construction of bridges and structures, drainage facilities and underground utilities. APAC also produces and sells construction materials, such as hot-mix asphalt and ready-mix concrete, crushed stone and other aggregate and, in certain markets, concrete block and specialized construction materials, such as architectural block.
     To deliver its services and products, APAC utilizes extensive aggregate-producing properties and construction equipment. It currently has 18 permanent operating quarry locations, 32 other aggregate production facilities, 34 ready-mix concrete plants, 145 hot-mix asphalt plants, and a fleet of over 9,000 mobile equipment units, including heavy construction equipment and transportation-related equipment.
     Raw aggregate generally consists of sand, gravel, granite, limestone and sandstone. About 26% of the raw aggregate produced by APAC is used in APAC's own contract construction work and the production of various processed construction materials. The remainder is sold to third parties. APAC also purchases substantial quantities of raw aggregate from other producers whose proximity to the job site render it economically feasible. Most other raw materials, such as liquid asphalt, portland cement and reinforcing steel, are purchased from others. APAC is not dependent upon any one supplier or customer.
     Approximately 60% of APAC's revenues are derived directly from highway and other public sector sources. The other 40% are derived from industrial and commercial customers, and other private developers, and other contractors to the public sector.
     Climate and weather significantly affect revenues in the construction business. Due to its location, APAC tends to enjoy a relatively long construction season. Most of APAC's operating income is generated during the construction period of May to October.
     Total backlog at September 30, 1997 was $693 million, compared to $647 million at September 30, 1996. The backlog orders at September 30, 1997 are considered firm, and a major portion is expected to be filled during fiscal 1998.

                           REFINING AND MARKETING

     Refining and Marketing operations are conducted by Ashland Petroleum and SuperAmerica. Ashland Petroleum, a division of Ashland, has responsibility for obtaining Ashland's crude oil requirements, operating Ashland's refineries, marketing the refined petroleum products and transporting and storing crude oil and refined products. SuperAmerica Group, a division of Ashland, conducts retail petroleum marketing operations under the SuperAmerica(R) and Rich(R) names. See "Corporate Developments" for information relating to the proposed joint venture with USX-Marathon.

PETROLEUM
     CRUDE OIL SUPPLY - The crude oil processed in Ashland Petroleum's refineries is obtained from negotiated lease, contract and spot purchases or exchanges. During fiscal 1997, Ashland Petroleum's negotiated lease, contract and spot purchases of United States crude oil for refinery input averaged 111,392 barrels per day (1 barrel = 42 U.S. gallons), including 93,122 barrels per day acquired through Ashland's Scurlock Permian subsidiary. During fiscal 1997, Ashland Petroleum's foreign crude oil requirements were met largely through purchases from various foreign national oil companies, producing companies and traders, as well as purchases of an average of 60,800 barrels per day during fiscal 1997 from Canada through Scurlock Permian's Canadian subsidiary. Purchases of foreign crude oil (including Canada) represented 68% of Ashland Petroleum's crude oil requirements during fiscal 1997 and in fiscal 1996.
     In addition to providing crude oil for Ashland Petroleum's refineries, Scurlock Permian and its Canadian subsidiary are actively engaged in purchasing, selling and trading crude oil, principally at Midland, Texas, Cushing, Oklahoma, and St. James, Louisiana, three of the major distribution points for United States crude oil, as well as major trading and distribution hubs in western Canada.
     REFINING AND WHOLESALE MARKETING - Ashland Petroleum owns and operates three refineries, located in its key markets, with an aggregate rated refining capacity of 360,000 barrels of crude oil per calendar day. The Catlettsburg, Kentucky, refinery has a refining capacity of 220,000 barrels per day, and the St. Paul Park, Minnesota, and Canton, Ohio, refineries each have rated refining capacities of 70,000 barrels per day. Ashland Petroleum's refineries are complex and include crude oil atmospheric and vacuum distillation, fluid catalytic cracking, catalytic reforming, desulfurization and sulfur recovery units. Each has the capability to process a wide variety of crude oils and to produce normal refinery products, including reformulated gasoline. In addition, the Catlettsburg refinery manufactures lubricating oils and a wide range of petrochemicals.
     Ashland Petroleum's principal marketing areas for gasoline and fuel oils include the Ohio River Valley, the upper Midwest, the upper Great Plains and the southeastern United States.
     Ashland Petroleum's production of gasoline, kerosene and light fuel oils is sold in 20 states through wholesale channels of distribution (including company owned and exchange terminals and 17 Ashland brand bulk plants in 4 states) and at retail through Ashland(R) brand distributor locations, SuperAmerica(R) and Rich(R). Gasoline is sold at wholesale primarily to independent marketers, jobbers, and chain retailers who resell through several thousand retail outlets principally under their own names, and also under the Ashland(R) brand name. As of September 30, 1997, 37 jobbers were committed to Ashland's jobber program and 601 units had been reimaged. Ashland also supplies 46 reseller outlets using the Ashland(R) brand name. Gasoline, kerosene, distillates and aviation products are also sold to utilities, railroads, river towing companies, commercial fleet operators, airlines and governmental agencies.
     Ashland Petroleum also produces asphalt cements, polymerized asphalt, asphalt emulsions and industrial asphalts and markets these products in 18 states. Additionally, Ashland Petroleum manufactures petroleum pitch, primarily used in the graphite electrode, clay target and refractory industries.
     The table below shows Ashland's refining operations for the last three fiscal years.

                                                                 Years Ended September 30
                                                                -------------------------
                                                                 1997     1996     1995
                                                                -----    -----    -----
     REFINERY INPUT (IN THOUSANDS OF BARRELS PER DAY)           362.6    372.3    353.8
     ------------------------------------------------

     REFINERY PRODUCTION (IN THOUSANDS OF BARRELS PER DAY)
     -----------------------------------------------------
     Gasoline                                                   178.3    183.5    176.8
     Distillates and Kerosene                                    98.0    102.1     92.5
     Asphalt                                                     29.9     30.4     31.5
     Jet and Turbine Fuel                                        11.6     11.4     11.1
     Heavy Fuel Oils                                              7.9      7.1      6.7
     Lubricants                                                   7.1      7.7      7.7
     Other                                                       20.7     20.0     16.8

                                     5

     The table below shows the average daily consolidated sales (excluding intercompany sales) of petroleum products and crude oil by Ashland Petroleum, SuperAmerica and Valvoline for the last three fiscal years. Sales of gasoline (excluding excise taxes) represented approximately 17%, 18% and 17% of Ashland's consolidated sales and operating revenues (excluding excise taxes) in fiscal years 1997, 1996 and 1995, respectively.

                                                                      Years Ended September 30
                                                                     -------------------------
                                                                      1997     1996     1995
                                                                     -----    -----    -----
     CONSOLIDATED PRODUCT SALES (IN THOUSANDS OF BARRELS PER DAY)
     Gasoline                                                        197.1    197.6    193.7
     Crude Oil                                                       108.6    116.3    112.5
     Distillates and Kerosene                                        108.5    112.8    102.8
     Asphalt                                                          37.4     37.0     36.8
     Jet and Turbine Fuel                                             12.4      9.6      9.6
     Heavy Fuel Oils                                                   7.5      7.0      7.1
     Lubricants                                                       13.8     14.8     15.0
     Other                                                            29.9     28.0     28.3

     TRANSPORTATION AND STORAGE - Ashland owns, leases or has an ownership interest in 5,790 miles of active pipeline in 13 states. This network transports crude oil and refined products to and from terminals, refineries and other pipelines. This includes 2,545 miles of crude oil gathering lines, 2,729 miles of crude oil trunk lines, 475 miles of refined product lines and 41 miles of natural gas liquid lines.
     Ashland has an 18.6% ownership interest in LOOP LLC ("LOOP"), the only U.S. deep water port facility capable of receiving crude oil from very large crude carriers and which has a capacity to off-load 1,000,000 to 1,200,000 barrels per day. Ashland also has a 21.4% ownership interest in LOCAP INC. ("LOCAP"), a pipeline operation which has a capacity of 1,200,000 barrels per day, and a 21.6% undivided ownership interest in the Capline Pipeline System, which has a nominal capacity of 1,175,000 barrels per day. LOCAP owns a pipeline connecting LOOP and the Capline System that originates at St. James, Louisiana. These port and pipeline systems provide Ashland Petroleum with access to common carrier transportation from the Louisiana Gulf Coast to Patoka, Illinois. At Patoka, the Capline System connects with other common carrier pipelines owned or leased by Ashland which provide transportation to Ashland Petroleum's refineries in Kentucky and Ohio. For summarized financial statements and information with respect to advances and transportation payments made by Ashland to LOOP and LOCAP, see Notes D and I of Notes to Consolidated Financial Statements in Ashland's Annual Report.
     In addition, Ashland owns a 33% stock interest in Minnesota Pipe Line Company, which owns a crude oil pipeline in Minnesota. Minnesota Pipe Line Company provides Ashland Petroleum with access to 270,000 barrels per day nominal capacity of crude oil common carrier transportation from Clearbrook, Minnesota to Cottage Grove, Minnesota, which is in the vicinity of Ashland Petroleum's St. Paul Park, Minnesota, refinery.
     Ashland Petroleum's river transportation operations include 8 towboats (6 owned, 2 leased) and 170 barges that transport crude oil and refined products on the Ohio, Mississippi and Illinois rivers, their tributaries, and the Intracoastal Waterway. In 1995, Ashland entered into an agreement with Jeffboat, a division of American Commercial Marine Service Company, to construct 42 new double-hulled inland river tank barges. As of September 30, 1997, construction on 34 of the new double-hulled units has been completed. These barges will replace current single-hulled barges owned and operated by Ashland in order to comply with requirements of the Oil Pollution Act of 1990. Displaced single-hulled units will be divested or recycled into dock floats within Ashland's system. See also "Miscellaneous
- Governmental Regulation and Action - Environmental Protection."
     Ashland Petroleum leases on a long-term basis two 80,000 ton deadweight tankers, which are primarily used for third party delivery of foreign crude oil to the United States. Ashland Petroleum's requirements for tankers are met by chartering tankers for individual voyages.
     Ashland Petroleum leases rail cars in various sizes and capacities for movement of petroleum products and chemicals. Ashland Petroleum also owns a large number of tractor-trailers, additional trailers, and a large fleet of tank trucks and general service trucks.

     Ashland Petroleum owns or has an interest in 34 terminal facilities from which it sells a wide range of petroleum products. These facilities are supplied by a combination of river barge, pipeline, truck and rail. Ashland Petroleum also owns or operates a number of other terminals that are used in connection with the transportation of petroleum products or crude oil.
     OTHER MATTERS - There are traditional seasonal variations in Ashland Petroleum's sales and operating results. The seasonality that Ashland Petroleum experiences is due primarily to increased demand for gasoline during the summer driving season, higher demand for distillate during the winter heating season, and increased demand for asphalt from the road paving industry during the last six months of Ashland's fiscal year. The refining industry experiences a similar seasonality. For Ashland's fiscal years 1995 through 1997, refining margins for Ashland Petroleum have averaged $3.69 per barrel for the six-month periods ended March 31 and $5.19 per barrel for the six-month periods ended September 30.
     For information on federal, state and local statutes and regulations relating to releases into the environment or protection of the environment, see "Miscellaneous-Governmental Regulation and Action-Environmental Protection." For information relating to certain environmental litigation, see "Legal Proceedings-Environmental Proceedings."

SUPERAMERICA
     SUPERAMERICA(R) STORES - SuperAmerica operates 641 (497 owned and 144 leased) combination gasoline and merchandise stores in 10 states in the Ohio Valley and upper Midwest under the SuperAmerica(R) name. These stores are designed for high volume sales. SuperAmerica stores offer consumers gasoline, diesel fuel (at selected locations) and a broad mix of other goods and services, such as fresh-baked goods, automated teller machines, video rentals, automotive accessories and a line of private-label items. SuperAmerica has also added on-premise brand-name restaurants at some outlets to enhance overall profitability. At September 30, 1997, there were 81 SuperAmerica locations with branded food service.
     SuperAmerica operates warehouse distribution centers in Bloomington, Minnesota, and Ashland, Kentucky, that distribute certain merchandise to its stores. SuperAmerica also operates a commissary in Russell, Kentucky, that produces sandwiches, salads and other food products for distribution to stores in the Ohio Valley. A wholly owned subsidiary of Ashland also operates a large bakery and commissary in St. Paul Park, Minnesota, under the name SuperMom's(R) that supplies baked goods, sandwiches and salads.
     In addition to its product and service innovations, SuperAmerica has adopted a number of technological enhancements that improve efficiency and service. SuperAmerica has bar code scanning and home office to store satellite communication links. SuperAmerica is also one of the first in the industry to operate a data warehouse to collect and analyze data from its stores.
     In addition to the 641 company-owned and leased SuperAmerica stores, SuperAmerica has 27 jobber/franchisees who operate 43 stores in Minnesota and Wisconsin. During fiscal 1997, 33 new or rebuilt SuperAmerica retail outlets were opened. During fiscal 1997, 38% of the revenues of the SuperAmerica stores (excluding excise taxes) were derived from the sale of merchandise and 62% of such revenues were derived from the sale of gasoline and diesel fuel.
     RICH OIL - SuperAmerica also operates 125 (97 owned and 28 leased) retail gasoline outlets in Kentucky, Ohio and West Virginia under the Rich(R) name. These outlets are generally smaller, are located in less-densely-populated areas and generate lower gasoline volumes than the average SuperAmerica store.

OTHER MATTERS
     For information on federal, state and local statutes and regulations relating to releases into the environment or protection of the environment, see "Miscellaneous-Governmental Regulation and Action-Environmental Protection." For information relating to certain environmental litigation, see "Legal Proceedings-Environmental Proceedings."


                                    COAL

     ARCH COAL, INC. ("ARCH COAL") - Ashland owns approximately 54% of Arch Coal, a publicly traded Delaware corporation (NYSE:ACI) resulting from the merger of Ashland Coal, Inc. and Arch Mineral Corporation. See "Corporate Developments" for a discussion of the July 1, 1997 merger transaction. The unaudited pro forma combined operating data below are not representative of the operating results which would have occurred had the merger occurred as of the beginning of the periods presented or dates indicated or of the operating results which may be achieved in the future.

     Arch Coal is engaged in the production, transportation, processing and marketing of bituminous coal produced in Central Appalachia, the Illinois Basin and the Hanna Basin in Wyoming. Arch Coal concentrates primarily on acquiring and developing low-sulfur steam coal reserves for sale to electric utility customers in the United States and abroad. Arch Coal relies on third-party rail, barge and truck transportation to deliver coal to its domestic customers. A substantial portion of shipments to international customers are made primarily from the Dominion Terminal Associates terminal facility in Newport News, Virginia. Arch Coal subsidiaries are partners in the partnership that owns and operates this terminal.
     For its fiscal year ended December 31, 1996, on a pro forma combined basis, Arch Coal and its independent operating subsidiaries sold 51.3 million tons of coal, as compared to 49.2 and 48.1 million tons sold in 1995 and 1994, respectively. Of the total number of tons sold during fiscal 1996, approximately 68% were under long term contracts, as compared to 69% for 1995 and 67% for 1994, with the balance being sold on the spot market. In fiscal 1996, Arch Coal and its independent operating subsidiaries sold
2.4 million tons of coal in the export market, compared to 3.5 million tons in 1995 and 2.2 million tons in 1994. Sales of coal represented approximately 10%, 5% and 6% of Ashland's consolidated revenues in its fiscal years ended September 30, 1997, 1996 and 1995, respectively.
     For its fiscal year ended December 31, 1996, Arch Coal's independent operating subsidiaries produced approximately 47.4 million tons of coal, as compared to 46.5 and 46.6 million tons for 1995 and 1994, respectively. In addition, Arch Coal purchased for resale approximately 3.9 million tons of coal during 1996 and approximately 2.6 and 2.5 million tons of coal during 1995 and 1994.
     Approximately 66%, 70% and 68% of total revenues for fiscal years 1996, 1995 and 1994, respectively, were derived from long-term contracts. In the nine months ended September 30, 1997, on a pro forma combined basis, Arch Coal sold 40.1 million tons of coal, 69% of which was sold under contracts with a duration of more than one year. During this period, 94% of Arch Coal's total sales came from the production of its subsidiaries, while the remaining coal sold came from brokerage activities. During this nine-month period, 58% of Arch Coal's production was from its surface mines and the remainder was from its underground and auger mines.
     During its fiscal year ended December 31, 1996, Arch Coal's pro forma combined sales to affiliates of The Southern Company and affiliates of
American Electric Power accounted for approximately 14.6% and 13.1%, respectively, of pro forma combined revenues from coal sales for such period. The loss of such customers would have a material adverse effect on Arch Coal.
     As of September 30, 1997, Arch Coal estimates it owned or controlled recoverable coal reserves in the proven and probable categories of approximately 2.1 billion tons. Arch Coal believes that a majority of these reserves have a sulfur content of less than 1.6 pounds of sulfur dioxide per million Btu and a substantial portion have a sulfur content of less than 1.2 pounds of sulfur dioxide per million Btu. Ashland has not made an independent verification of this information.
     Arch Coal's coal properties are owned outright and controlled by lease. Royalties paid to lessors on leased properties are either on a fixed price per ton basis or on a percentage of the gross sales price basis. Most of these leases run until the exhaustion of mineable and merchantable coal. The remaining leases have primary terms ranging from one to 40 years from the date of their execution, with many containing options to renew. Those term leases covering principal reserves under Arch Coal's current mining plans are not scheduled to expire prior to expiration of those plans in 2003 (at Arch Coal's Coal Mac, Inc. operations) and 2006 (at the balance of Arch Coal's operations). Mining plans are not necessarily indicative of the life of the mine. The extent to which reserves will eventually be mined depends upon a variety of factors, including future economic conditions and governmental actions affecting both the mining and marketability of low-sulfur steam coal.
     Arch Coal's Apogee Coal Company ("Apogee") and Hobet Mining, Inc. ("Hobet") subsidiaries, are members of the Bituminous Coal Operators Association ("BCOA") and each is a signatory to a five year collective bargaining agreement with the United Mine Workers of America that expires on August 1, 1998. In the nine months ended September 30, 1997, Apogee's and Hobet's combined production represented approximately 55% of Arch Coal's total production on a pro forma combined basis. Two other Arch Coal subsidiaries are signatories to collective bargaining agreements with independent employee associations. Employees of the remainder of Arch Coal's operating subsidiaries are not represented by labor unions.
     Arch Coal is subject to extensive federal and state environmental laws and regulations, including the federal Surface Mining Control and Reclamation Act of 1977, the Clean Water Act, RCRA and the Clean Air Act, as well as related federal environmental regulations and similar state enactments. In addition, the Federal Mine Safety and Health Act of 1977 ("MSHA") imposes health and safety standards on all mining operations. Regulations under MSHA are comprehensive and affect numerous aspects of mining operations, including the training of mine personnel, mining procedures, blasting and the equipment used in mining operations. Although the cost of compliance with these laws, regulations and requirements is substantial, it is not expected to have a material adverse impact on Arch Coal's results of operations, financial condition or competitive position.
     The Clean Air Act contains acid rain provisions which require substantial reductions in sulfur dioxide emissions by power plants in the United States. Typically, power plants burn low-sulfur coal as a means of reducing sulfur dioxide emissions. Because Arch Coal has significant low-sulfur coal reserves, future sales should be positively affected by stringent enforcement of sulfur dioxide emission standards.

                               MISCELLANEOUS
GOVERNMENTAL REGULATION AND ACTION
     Ashland's operations are affected by political developments and laws and regulations, such as restrictions on production, restrictions on imports and exports, the maintenance of specified reserves, price controls, tax increases and retroactive tax claims, expropriation of property, cancellation of contract rights, environmental protection controls and laws pertaining to workers' health and safety. As discussed in part below, a number of bills have been enacted or proposed by the United States Congress and various state governments which have, or could have, a significant impact on Ashland.
     GENERAL - As a refiner, Ashland is substantially affected by changes in world crude oil prices. Many world and regional events can have substantial effects on world crude oil prices and can increase volatility in world markets. Ashland expects to be able to acquire adequate supplies of crude oil at competitive prices. However, Ashland cannot predict whether foreign and United States petroleum product price levels will permit its refineries to operate on a profitable basis. Neither can it predict the effect on its operations and financial condition from possible changes in the policies of the Organization of Petroleum Exporting Countries ("OPEC") or in actions by the President of the United States and the Congress, from changes in taxes and federal regulation of the oil and gas business in the United States, or from other developments that cannot be foreseen.
     The stability of Ashland's crude oil supply from foreign sources is subject to factors beyond its control, such as military conflict involving oil-producing countries, the possibility of nationalization of assets, embargoes of the type imposed by OPEC in 1973, internal instability in one or more oil-producing countries, and rapid increases in crude oil prices. Although Ashland will continue, for economic reasons, to rely upon foreign crude oil sources for a substantial portion of its crude oil supply, the extent of operation in the domestic crude oil market afforded by its Scurlock Permian subsidiary assists in offsetting the adverse effects frequently associated with market volatility. See "Refining and Marketing - Petroleum-Crude Oil Supply" for Ashland's crude oil processing requirements.
     Imported crude oil is subject at present to payment of duty, which is 10.5(cent) per barrel for crudes over 25(degree) API gravity (2.1(cent) per barrel for Canadian imports) and 5.25(cent) per barrel for crudes below 25(degree) API gravity (1.05(cent) per barrel for Canadian imports). Imported crude oil is also subject to a customs users fee of .17% of the value of the crude oil. For information with respect to tax assessments on crude oil, see also "Miscellaneous Governmental Regulation and Action - Environmental Protection."
     Retail marketing "divorcement" legislation and wholesale and retail pricing regulations have been adopted in some states. They are proposed from time to time in other states and at the federal level. If such legislation were adopted at the federal level or in the states where SuperAmerica sells petroleum products, it could have a material adverse impact on Ashland's results of operations.
     ENVIRONMENTAL PROTECTION - Federal, state and local statutes and regulations relating to the protection of the environment have a significant impact on the conduct of Ashland's businesses. Ashland's capital and operating expenditures for air, water and solid waste control facilities for continuing operations are summarized below.

                                                                       Years Ended September 30
                                                          -----------------------------------------
                        (In millions)                       1997              1996             1995
            --------------------------------------        ------            ------            -----
                    Capital expenditures                   $  26             $  38            $  42
                    Operating expenditures                   155               153              148


     At September 30, 1997, Ashland's reserves for environmental assessments and remediation efforts were $150 million, reflecting Ashland's estimates of the costs which are most likely to be incurred over an extended period to remediate identified environmental conditions for which costs are reasonably estimable.

     Based on current environmental regulations, Ashland estimates capital expenditures for air, water and solid waste control facilities to be $30 million in 1998. Expenditures for investigatory and remedial efforts in future years are subject to the uncertainties associated with environmental exposures, including identification of new environmental sites and changes in laws and regulations and their application. Such expenditures, however, are not expected to have a material adverse effect on Ashland's consolidated financial position, cash flow or liquidity. For information regarding the 1996 multimedia inspections which were conducted by the United States Environmental Protection Agency ("USEPA") at Ashland Petroleum's three refineries, see "Legal Proceedings".
     Federal, state and local environmental laws and regulations have had, and will continue to have, a significant impact on the manner in which Ashland conducts its business, manages its refining, storage, pipeline and retail facilities and selects its range of refined products. A summary of the effects of the most significant of these laws and regulations is set forth below.
     The USEPA and the states in which Ashland conducts petroleum marketing operations have adopted regulations and laws concerning underground storage tanks covering, among other things, registration of tanks, release detection, corrosion protection, response to releases, and closure of, and financial responsibility for, underground storage tank systems. Under RCRA, underground storage tanks used for retail distribution of petroleum products must be brought into compliance with the variety of engineering specifications and leak protection technologies by calendar year-end 1998. In anticipation of this compliance deadline, Ashland's retail petroleum marketing operations have upgraded the underground storage tanks at approximately 96% of the Company's existing marketing locations, and Ashland anticipates that the remaining locations will be brought into timely compliance.
     As originally enacted, Superfund provided for the establishment of a fund to be used for a hazardous substance clean-up program, administered by the USEPA and funded by: (i) a petroleum tax on domestic crude oil and on imported crude oil equalized at 9.7(cent) per barrel plus a 5(cent) per barrel oil spill tax, as more fully described below, (ii) a chemical feedstock tax, (iii) a tax on imported chemical derivatives, (iv) an "environmental tax" based on corporate alternative minimum taxable income, and (v) the motor fuel tax to finance the new Underground Storage Tank Trust Fund. During 1996, the tax provisions of Superfund expired. As a result Ashland paid no Superfund taxes during fiscal 1997. Superfund is undergoing consideration for significant amendments, including reauthorization of the taxing provisions as well as a reevaluation of the cleanup liability allocation scheme and improved cleanup remedy selection. However, it is uncertain at this time what revisions will be formally considered by Congress, or if any such revisions will in fact be adopted.
     The Oil Pollution Act of 1990 ("OPA 90") established a $1 billion trust fund to cover cleanup-related costs of oil spills after statutory liability limits for a responsible party have been reached, or where the responsible party is otherwise unidentifiable or unable to pay. The trust fund is financed, when depleted below specified levels, through an excise tax of 5(cent) per barrel on domestic crude oil and imported petroleum oil products (pursuant to Superfund). OPA 90 subjects responsible parties to strict liability for removal costs and damages (including natural resource damages) resulting from oil spills, and requires the preparation and implementation of spill-response plans for designated vessels and facilities. Additionally, OPA 90 requires that new tank vessels entering or operating in domestic waters be double-hulled, and that existing tank vessels that are not double-hulled be retrofitted or removed from domestic service according to a phase-out schedule.
     On July 1, 1994, the United States Coast Guard issued interim final regulations dealing with financial responsibility for water pollution under OPA 90 and CERCLA. The regulations require self-propelled tank vessel owners and operators to maintain evidence of financial responsibility, effective December 28, 1994, sufficient to meet their potential liability defined under OPA 90 and CERCLA for spills of oil or hazardous substances. The Director, Coast Guard National Pollution Funds Center, has granted permission to Ashland to self-insure the financial responsibility amount for liability purposes for Ashland's ocean tankers, as provided in OPA 90.
     The Federal Clean Air Act required the refining industry to market cleaner-burning, reformulated gasoline ("RFG") beginning January 1, 1995, for use in nine specified metropolitan areas across the country. Ashland does not directly supply gasoline in any of the nine metropolitan areas. However, several urban locations within Ashland's marketing area have opted into the RFG program, and Ashland has been able to meet expected demand for RFG in its marketing area. The Clean Air Act also required the refining industry to supply 39 carbon monoxide (CO) non-attainment areas with gasoline containing 2.7 weight percent oxygen for four winter months each year. Upon being re-designated CO attainment, several of these areas are seeking to opt-out of the oxygenated gasoline requirements. Ashland believes it will have a continuing need to supply oxygenated gasoline only at St. Paul Park, Minnesota, whose primary market is a CO non-attainment area.

     RCRA, which requires management of hazardous waste, is scheduled to be reauthorized by Congress, although timing of such reauthorization is uncertain. Reauthorization issues may include an expansion of hazardous waste program coverage, recycling, used oil, and solid waste management. These issues may be addressed in additional USEPA rulemakings unrelated to the statutory reauthorization efforts. It is anticipated that both the reauthorization and other future rulemakings will result in increased environmental compliance costs which cannot currently be estimated.

RESEARCH
     Ashland conducts a program of research and development to invent and improve products and processes and to improve environmental controls for its existing facilities. It maintains its primary research facilities in Catlettsburg, Kentucky, and Dublin, Ohio. Research and development costs are expensed as incurred ($29 million in 1997, $28 million in 1996 and $24 million in 1995).

COMPETITION
     In all of its operations, Ashland is subject to intense competition both from companies in the respective industries in which it operates and from products of companies in other industries. In most of these segments, competition is based primarily on price, with factors such as reliability of supply, service and quality being considered. Ashland Chemical competes in a number of chemical distribution, specialty chemical and petrochemical markets. Its chemicals and solvents distribution businesses compete with national, regional and local companies throughout North America. Its plastics distribution businesses compete worldwide. Ashland Chemical's specialty chemicals businesses compete globally in selected niche markets, largely on the basis of technology and service, while holding proprietary technology in virtually all their specialty chemicals businesses. Petrochemicals are largely commodities, with pricing and quality being the most important factors. Valvoline competes primarily with domestic oil companies and, to a lesser extent, with international oil companies on a worldwide basis. Valvoline's brand recognition and increasing market share in the "fast oil change" market are important competitive factors.
     The majority of the business for which APAC competes is obtained by competitive bidding. Ashland Petroleum competes primarily with other domestic refiners and, to a lesser extent, with imported products. Ashland's refineries are located close to its market areas, giving the
Company a geographic advantage in supplying these areas. While some integrated competitors have sources of controlled crude production, few competitors in Ashland Petroleum's market areas are significantly crude self-sufficient. SuperAmerica competes with major oil companies, independent oil companies and independent marketers. Virtually all of SuperAmerica's refined products are supplied by Ashland Petroleum. SuperAmerica strives to provide high quality and efficient service and enjoys gasoline and merchandise sales per store exceeding the convenience store industry average, based on the 1997 National Association of Convenience Store State of the Industry Survey. The coal industry is highly competitive, and Arch Coal competes (principally in price, location and quality of coal) with a large number of other coal producers, some of which are substantially larger and have greater financial resources and larger reserve bases than Arch Coal.

FORWARD LOOKING STATEMENTS
     This Form 10-K, and the documents incorporated by reference, contain forward-looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including various information within the Capital Resources, Derivative Instruments and Outlook sections in Management's Discussion and Analysis in Ashland's Annual Report. Although Ashland believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such statements will be achieved. Important factors which could cause actual results to differ materially from those contained in such statements are discussed immediately below, as well as in other portions of this Form 10-K and in Note A to the Consolidated Financial Statements under risks and uncertainties in Ashland's Annual Report.
     Ashland's operations are affected by domestic and international political, legislative, regulatory and legal actions. Such actions may include changes in the policies of OPEC or other developments involving or affecting oil-producing countries, including military conflict, embargoes, internal instability or actions or reactions of the government of the United States in anticipation of or in response to such developments.
     Domestic and international economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, as well as changes in the availability and market prices of crude oil and petroleum products, can also have a significant effect on Ashland's operations. While Ashland maintains reserves for anticipated liabilities and carries various levels of insurance, Ashland could be affected by civil, criminal, regulatory or administrative actions, claims or proceedings. In addition, climate and weather can significantly affect Ashland in several of its operations such as its construction, heating oil and coal businesses.

ITEM 2. PROPERTIES
     Ashland's corporate headquarters, which is leased, and the principal location of Ashland Petroleum, which is owned, are located in Russell, Kentucky. Principal offices of other major operations are located in Lexington, Kentucky (SuperAmerica and Valvoline); Dublin, Ohio (Chemical); Atlanta, Georgia (APAC); and St. Louis, Missouri (Arch Coal), all of which are leased. Ashland's principal manufacturing, marketing and other materially important physical properties are described under the appropriate segment under Item 1. Additional information concerning certain leases may be found in Note I of Notes to Consolidated Financial Statements in Ashland's Annual Report.

ITEM 3.  LEGAL PROCEEDINGS
     ENVIRONMENTAL PROCEEDINGS - (1) As of September 30, 1997, Ashland had been identified as a "potentially responsible party" ("PRP") under Superfund or similar state laws for potential joint and several liability for cleanup costs in connection with alleged releases of hazardous substances in connection with 78 waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the USEPA or a state agency, in which Ashland may be participating as a member of various PRP groups. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for the costs of site cleanup or oversight expended, and/or long-term monitoring of environmental conditions at the sites. Ashland carefully monitors the investigatory and remedial activity at many of these sites. Based on its experience with site remediation, its familiarity with current environmental laws and regulations, its analysis of the specific hazardous substances at issue, the existence of other financially viable PRPs and its current estimates of investigatory, clean-up and monitoring costs at each site, Ashland believes that its liability at these sites, either individually or in the aggregate, after taking into account established reserves, will not have a material adverse effect on Ashland's consolidated financial position, cash flow or liquidity. Estimated costs for these matters are recognized in accordance with generally accepted accounting principles governing the likelihood that costs will be incurred and Ashland's ability to reasonably estimate future costs. For additional information regarding Superfund, see "Miscellaneous - Governmental Regulation and Action-Environmental Protection".
     (2) On March 19, 1996, after consultation with the USEPA, the Kentucky Division for Air Quality issued a finding that Ashland had not demonstrated compliance with certain air regulations governing emissions of volatile organic compounds ("VOC") at its Catlettsburg, Kentucky refinery, and referred the matter to USEPA - Region IV for formal enforcement action. On May 27, 1997, Kentucky and Ashland entered into an Agreed Order resolving the issues in contention. Under the terms of the Agreed Order, Ashland agreed to pay a civil penalty and to design, construct and install additional VOC controls. Separately, the USEPA issued a Notice of Violation to Ashland regarding this matter.
     (3) In the fall of 1996, the USEPA conducted multimedia inspections of Ashland's three refineries. Over the past several months, the USEPA and Ashland have engaged in discussions to resolve the issues identified during these inspections. The parties have reached a tentative agreement and have begun the process of drafting a settlement document. Resolution is expected to involve both a penalty payment and environmental projects. Ashland expects to finalize the settlement agreement before the end of calendar year 1997 or early calendar 1998.
     (4) On October 24, 1996, the rock strata overlaying an abandoned underground mine adjacent to the coal-refuse impoundment used by an Arch Coal subsidiary's preparation plant failed, resulting in an accidental discharge of approximately 6.3 million gallons of water and fine coal slurry into a tributary of the Powell River in Lee County, Virginia. As a consequence, the Director of the State Water Control Board and the Department of Mines, Minerals and Energy of the Commonwealth of Virginia filed a suit in Lee County Virginia Circuit Court against the Arch Coal subsidiary, Lone Mountain Processing, Inc., alleging violations of effluent limitations and reporting violations under Lone Mountain's National Pollutant Discharge Elimination System permits under the Clean Water Act. The Commonwealth of Virginia agreed to vacate two notices of violation and a show cause order in exchange for Lone Mountain's payment to the Commonwealth of a fine of approximately $1.4 million. A final order effectuating the settlement was entered as a judgment by the court on October 29, 1997. At the request of the USEPA and the U.S. Fish & Wildlife Service, the United States Attorney for the Western District of Virginia also has opened a criminal investigation of the 1996 incident. Arch Coal is cooperating with the investigation, the results of which are not expected until sometime in calendar 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter ended September 30, 1997.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS
     There is hereby incorporated by reference the information appearing in Note N of Notes to Consolidated Financial Statements in Ashland's Annual Report.
     At September 30, 1997, there were approximately 22,000 holders of record of Ashland's Common Stock. Ashland Common Stock is listed on the New York and Chicago stock exchanges (ticker symbol ASH) and has trading privileges on the Boston, Cincinnati, Pacific, Philadelphia and Amsterdam stock exchanges.
ITEM 6.  SELECTED FINANCIAL DATA
     There is hereby incorporated by reference the information appearing under the caption "Five-Year Selected Financial Information" on Page 61 in Ashland's Annual Report.
ITEM 7.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
         AND RESULTS OF OPERATIONS
     There is hereby incorporated by reference the information appearing under the caption "Management's Discussion and Analysis" on Pages 36 to 42 in Ashland's Annual Report.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There is hereby incorporated by reference the information appearing under the caption "Derivative Instruments" on Page 41 in Ashland's Annual Report.
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     There is hereby incorporated by reference the consolidated financial statements appearing on Pages 43 through 59 and the supplemental information appearing on Pages 62 and 63 in Ashland's Annual Report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     There is hereby incorporated by reference the information to appear under the caption "Election of Directors" in Ashland's definitive Proxy Statement for its January 29, 1998 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after September 30, 1997 ("Proxy Statement").
     The following is a list of Ashland's executive officers, their ages and their positions and offices during the last five years (listed alphabetically after the top two officers as to other Senior Vice Presidents, Administrative Vice Presidents and other executive officers.)
      PAUL W. CHELLGREN* (age 54) was elected as Chairman of the Board on January 30, 1997, and is Chief Executive Officer and Director of Ashland and a Director of Arch Coal, Inc. , having served in such capacities since 1996, 1992 and 1997 respectively. During the past five years, he has also served as President and Chief Operating Officer of Ashland.
      JOHN A. BROTHERS* (age 57) is Executive Vice President of Ashland and has served in such capacity since January 1997. During the last five years, he has also served as Senior Vice President and Group Operating Officer - SuperAmerica Group, The Valvoline Company and Ashland Chemical Company.

-----------------------
     *Member of Ashland's Executive Committee

     JAMES R. BOYD* (age 51) is Senior Vice President and Group Operating Officer of Ashland - Ashland Services Company, APAC, Inc. and a Director of Arch Coal, Inc., having served in such capacities since 1989, 1990, 1993 and 1997 respectively.
     DAVID J. D'ANTONI* (age 52) is Senior Vice President of Ashland and President of Ashland Chemical Company and has served in such capacities since 1988.
     THOMAS L. FEAZELL* (age 60) is Senior Vice President, General Counsel and Secretary of Ashland and a Director of Arch Coal, Inc. and has served in such capacities since 1992, 1981, 1992 and 1997, respectively.
      D. DUANE GILLIAM* (age 53) is Senior Vice President of Ashland and President of Ashland Petroleum Company and has served in such capacities since October 1997. During the past five years he has also served as Executive Vice President of Ashland Petroleum Company and Group Vice President for Ashland Petroleum's Scurlock Permian division.
     J. MARVIN QUIN* (age 50) is Senior Vice President and Chief Financial Officer of Ashland and a Director of Arch Coal, Inc. and has served in such capacities since 1992 and 1997, respectively.
     HARRY M. ZACHEM* (age 53) is Senior Vice President - Public Affairs and has served in such capacity since 1988.
      JAMES J. O'BRIEN (age 43) is Senior Vice President of Ashland and President of The Valvoline Company and has served in such capacities since January 1997 and October 1995, respectively. During the past five years he has also served as Vice President of Ashland, Vice President of Ashland Petroleum Company, Executive Assistant to the Chief Executive Officer and Regional Manager of Ashland Chemical's General Polymers division.
     JOHN F. PETTUS (age 54) is Senior Vice President of Ashland and President of SuperAmerica Group and has served in such capacities since 1989 and 1988, respectively.
     CHARLES F. POTTS (age 53) is Senior Vice President of Ashland and President of APAC, Inc. and has served in such capacities since 1992.
     KENNETH L. AULEN (age 48) is Administrative Vice President and Controller of Ashland and has served in such capacities since 1992. During the past five years he has also served as Auditor of Ashland.
     PHILIP W. BLOCK* (age 50) is Administrative Vice President - Human Resources of Ashland and has served in such capacity since 1992.
     JOHN W. DANSBY (age 52) is Administrative Vice President and Treasurer of Ashland and has served in such capacities since 1992.
     WILLIAM R. SAWRAN (age 52) is Vice President and Chief Information Officer of Ashland, and President of Ashland Services Company and has served in such capacities since 1984, with the exception of Chief Information Officer which he assumed in 1994.
     WILLIAM P. TIEFEL (age 48) is Vice President of Ashland and President of Ashland Exploration Holdings, Inc. and has served in such capacities since February 1997.
     FRED E. LUTZEIER (age 45) is Auditor of Ashland and has served in such capacity since December 1992. During the past five years he has also served as Vice President and Controller of Arch Mineral Corporation.
     Each executive officer (other than Vice Presidents who are appointed by Ashland's management) is elected by the Board of Directors to a term of one year, or until the successor is duly elected, at the annual meeting of the Board of Directors, except in those instances where the officer is elected at other than an annual meeting of the Board of Directors, in which case the tenure will expire at the next annual meeting of the Board of Directors unless the officer is re-elected.

--------------------------
     *Member of Ashland's Executive Committee

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

                                  PART IV

ITEM 14. EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K
     (a)  DOCUMENTS  FILED  AS PART OF THIS  REPORT
     (1) and (2) Financial Statements and Financial Schedule
     The consolidated financial statements and financial schedule of Ashland presented or incorporated by reference in this report are listed in the index on Page 19.
     (3) Exhibits
        3.1 - Second Restated Articles of Incorporation of Ashland, as amended to May 16, 1996 (filed as Exhibit 3.1 to Ashland's
               Form 8-K  dated May 16,  1996,  and  incorporated  herein by reference).
        3.2  - Bylaws of Ashland,  as amended to January 30, 1997 (filed as
               Exhibit 3.2 to Ashland's Form 10-Q for the quarter ended December 31, 1996, and incorporated herein by reference).
        4.1 - Ashland agrees to provide the SEC, upon request, copies of instruments defining the rights of holders of long-term debt of Ashland, and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed with the SEC.
        4.2  - Indenture,  dated as of August  15,  1989,  as  amended  and
               restated  as  of  August  15,  1990,   between  Ashland  and
               Citibank, N.A., as Trustee (filed as Exhibit 4(a) to Ashland's Form 10-K for the fiscal year ended September 30, 1991, and incorporated herein by reference).
        4.3 - Rights Agreement, dated as of May 16, 1996, between Ashland Inc. and Harris Trust and Savings Bank, together with Form of Right Certificate (filed as Exhibits 4(a) and 4(c), respectively, to Ashland's Form 8-A filed with the SEC on May 16, 1996, and incorporated herein by reference).


     The following Exhibits 10.1 through 10.18 are compensatory plans or arrangements or management contracts required to be filed as exhibits pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

        10.1 - Amended Stock Incentive Plan for Key Employees of Ashland Inc. and its Subsidiaries (filed as Exhibit 10(c).1 to Ashland's Form 10-K for the fiscal year ended September 30, 1996, and incorporated herein by reference).
        10.2 - Ashland Inc. Deferred Compensation and Stock Incentive Plan for Non-Employee Directors.
        10.3 - Ashland Inc. Director Retirement Plan (filed as Exhibit 10(c).3 to Ashland's Form 10-K for the fiscal year ended September 30, 1988, and incorporated herein by reference).
        10.4 - Ninth Amended and Restated Ashland Inc.  Supplemental  Early
               Retirement Plan for Certain Key Executive Employees.
        10.5 - Ashland Inc. Amended Performance Unit Plan (filed as Exhibit
               10(c).5 to Ashland's Form 10-K for the fiscal year ended September 30, 1994, and incorporated herein by reference).

        10.6 - Ashland Inc. Incentive Compensation Plan (filed as Exhibit 10(c).6 to Ashland's Form 10-K for the fiscal year ended September 30, 1993, and incorporated herein by reference).
        10.7 - Ashland Inc.  Director  Death  Benefit  Program  (filed as
               Exhibit 10(c).10 to Ashland's Form 10-K for the fiscal year ended September 30, 1990, and incorporated herein by reference).
        10.8 - Ashland Inc. Salary Continuation Plan (filed as Exhibit 10(c).11 to Ashland's Form 10-K for the fiscal year ended September 30, 1988, and incorporated herein by reference).
        10.9 - Forms of Ashland Inc. Executive Employment Contract between Ashland Inc. and certain executive officers of Ashland (filed as Exhibit 10(c).12 to Ashland's Form 10-K for the fiscal year ended September 30, 1989, and incorporated herein by reference).
       10.10 - Form of Indemnification Agreement between Ashland Inc. and each member of its Board of Directors (filed as Exhibit 10(c).13 to Ashland's Form 10-K for the fiscal year ended September 30, 1990, and incorporated herein by reference).
       10.11 - Ashland Inc. Nonqualified Excess Benefit Pension Plan.
       10.12 - Ashland Inc. Long-Term Incentive Plan (filed as Exhibit 10(c).12 to Ashland's Form 10-K for the fiscal year ended September 30, 1996, and incorporated herein by reference).
       10.13 - Ashland Inc.  Directors'  Charitable Award Program (filed as
               Exhibit 10(c).13 to Ashland's Form 10-K for the fiscal year ended September 30, 1996, and incorporated herein by reference).
       10.14 - Ashland Inc. 1993 Stock Incentive Plan (filed as Exhibit 10(c).14 to Ashland's Form 10-K for the fiscal year ended September 30, 1996, and incorporated herein by reference).
       10.15 - Ashland Inc. 1995 Performance Unit Plan (filed as Exhibit 10(c).15 to Ashland's Form 10-K for the fiscal year ended September 30, 1996, and incorporated herein by reference).
       10.16 - Ashland Inc. Incentive Compensation Plan for Key Executives (filed as Exhibit 10(c).16 to Ashland's Form 10-K for the fiscal year ended September 30, 1996, and incorporated herein by reference).
       10.17 - Ashland Inc. Deferred Compensation Plan.
       10.18 - Ashland Inc. 1997 Stock Incentive Plan.

        11   - Computation  of Earnings Per Share  (appearing on Page 22 of
               Ashland's Form 10-K for the fiscal year ended  September 30,
               1997).
        13   - Portions  of  Ashland's   Annual  Report  to   Shareholders,
               incorporated by reference herein, for the fiscal year ended September 30, 1997.
        21   - List of Subsidiaries.
        23   - Consent of independent auditors.
        24   - Power of  Attorney,  including  resolutions  of the Board of
               Directors.
        27   - Financial Data Schedule.
     Upon written or oral request, a copy of the above exhibits will be furnished at cost.
     (B) REPORTS ON FORM 8-K
     None

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ASHLAND INC.
                                                  (Registrant)

                                     By:
                                            /s/ Kenneth L. Aulen
                                        ---------------------------------
                                           (Kenneth L. Aulen, Administrative
                                           Vice President and Controller)

                                     Date:   November 25, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities indicated, on November 25, 1997.

          Signatures                            Capacity

/s/ PAUL W. CHELLGREN
--------------------          Chairman of the Board, Chief Executive Officer
  PAUL W. CHELLGREN           and Director

/s/ J. MARVIN QUIN
--------------------          Senior  Vice   President   and  Chief
  J. MARVIN QUIN              Financial Officer


/s/ KENNETH L. AULEN
--------------------          Administrative   Vice   President,
  KENNETH L. AULEN            Controller  and Principal Accounting Officer

         *                    Director
--------------------
   JACK S. BLANTON

         *                    Director
--------------------
  THOMAS E. BOLGER

         *                    Director
--------------------
  SAMUEL C. BUTLER

         *                    Director
--------------------
 FRANK C. CARLUCCI

         *                    Director
--------------------
  RALPH E. GOMORY

         *                    Director
--------------------
 MANNIE L. JACKSON

         *                    Director
--------------------
  PATRICK F. NOONAN

         *                    Director
--------------------
  JANE C. PFEIFFER

          *                    Director
--------------------
  MICHAEL D. ROSE

          *                    Director
--------------------
  WILLIAM L. ROUSE , JR.

          *                    Director
--------------------
  ROBERT B. STOBAUGH





*  BY: /S/ THOMAS L. FEAZELL
       ------------------------
        THOMAS L. FEAZELL
        ATTORNEY-IN-FACT


DATE:  November 25, 1997

           INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES

                                                                      Page
Consolidated financial statements and supplemental information:
Statements of consolidated income................................       *
Consolidated balance sheets......................................       *
Statements of consolidated stockholders' equity..................       *
Statements of consolidated cash flows............................       *
Notes to consolidated financial statements.......................       *
Five-year information by industry segment........................       *


Consolidated financial schedule:
II - Valuation and qualifying accounts...........................      21
-----------



     *The consolidated financial statements appearing on Pages 43 through 59 and the supplemental information appearing on Pages 61 through 63 in Ashland's Annual Report are incorporated by reference in this Annual Report on Form 10-K.


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

                       REPORT OF INDEPENDENT AUDITORS

     We have audited the consolidated financial statements and schedule of Ashland Inc. and subsidiaries listed in the accompanying index to financial statements and financial schedules (Item 14(a)). These financial statements and schedule are the responsibility of Ashland's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements listed in the accompanying index to financial statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of Ashland Inc. and subsidiaries at September 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As discussed in Note A to the consolidated financial statements, in fiscal 1995 Ashland changed its method of accounting relative to impairments of long-lived assets.

                             ERNST & YOUNG LLP



Louisville, Kentucky
November 5, 1997


--------------------------------------------------------------------------------------------------------------------------------
Ashland Inc. and Subsidiaries
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


=================================================================================================================================
(In millions)                                           Balance at      Provisions                                       Balance
                                                         beginning      charged to       Reserves           Other         at end
Description                                                of year        earnings       utilized         changes        of year
---------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30, 1997
Reserves deducted from asset accounts
   Accounts receivable                                        $27            $  8          $(10)(1)         $ (1)           $24
   Inventories                                                 10               2            (1)               -             11
=================================================================================================================================
YEAR ENDED SEPTEMBER 30, 1996
Reserves deducted from asset accounts
   Accounts receivable                                        $25             $10         $  (8)(1)         $  -            $27
   Inventories                                                  6               6            (2)               -             10
=================================================================================================================================
YEAR ENDED SEPTEMBER 30, 1995
Reserves deducted from asset accounts
   Accounts receivable                                        $23            $  9         $  (7)(1)         $  -            $25
   Inventories                                                  6               3            (3)               -              6
=================================================================================================================================

(1)  Uncollected amounts written off, net of recoveries of $2 million in 1997, $2 million in 1996 and $1 million in 1995.


Ashland Inc. and Subsidiaries
EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE
Years Ended September 30



------------------------------------------------------------------------------------------------------------------------------------
(In millions except per share data)                                                        1997             1996              1995
====================================================================================================================================
PRIMARY EARNINGS PER SHARE
Income available to common shares
   Net income                                                                             $ 279            $ 211              $ 24
   Dividends on convertible preferred stock                                                  (9)             (19)              (19)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          $ 270            $ 192             $   5
------------------------------------------------------------------------------------------------------------------------------------
Average common shares and equivalents outstanding
   Average common shares outstanding                                                         70               64                62
   Common shares issuable upon exercise of stock options                                      1                1                 -
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             71               65                62
------------------------------------------------------------------------------------------------------------------------------------
Earnings per share                                                                        $3.80            $2.97             $ .08
====================================================================================================================================
EARNINGS PER SHARE ASSUMING FULL DILUTION
Income available to common shares
   Net income                                                                             $ 279            $ 211              $ 24
   Interest on convertible debentures (net of income taxes)                                   -                5                 -
   Dividends on convertible preferred stock                                                   -                -               (19)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          $ 279            $ 216             $   5
------------------------------------------------------------------------------------------------------------------------------------
Average common shares and equivalents outstanding
   Average common shares outstanding                                                         70               64                62
   Common shares issuable upon
      Exercise of stock options                                                               2                1                 1
      Conversion of debentures                                                                -                3                 -
      Conversion of preferred stock                                                           4                9                 -
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             76               77                63
------------------------------------------------------------------------------------------------------------------------------------
Earnings per share                                                                        $3.67            $2.82             $ .08
====================================================================================================================================