Form 10-Q
period 1997-12-31
ASHLAND INC
filed 1998-02-17
CIK 7694

=============================================================================


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                 FORM 10-Q



          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934



              FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997



                       Commission file number 1-2918



                                ASHLAND INC.
                          (a Kentucky corporation)



                           I.R.S. No. 61-0122250
                             1000 Ashland Drive
                          Russell, Kentucky 41169



                      Telephone Number: (606) 329-3333




                  Indicate  by check mark  whether the  Registrant  (1) has
              filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                  At January 31,  1998,  there were  75,272,427  shares of
              Registrant's Common Stock outstanding. One Right to purchase one-thousandth of a share of Series A Participating Cumulative Preferred Stock accompanies each outstanding share of Registrant's Common Stock.


==============================================================================

                       PART I - FINANCIAL INFORMATION

----------------------------------------------------------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Three months ended
                                                                                                              December 31
                                                                                                       ---------------------------
(In millions except per share data)                                                                         1997        1996
----------------------------------------------------------------------------------------------------------------------------------
REVENUES
    Sales and operating revenues (including excise taxes)                                               $  3,550        $  3,545
    Equity income (1)                                                                                          3               3
    Other                                                                                                     52              28
                                                                                                        ---------       ---------
                                                                                                           3,605           3,576
COSTS AND EXPENSES
    Cost of sales and operating expenses                                                                   2,755           2,765
    Excise taxes on products and merchandise                                                                 254             250
    Selling, general and administrative expenses                                                             339             334
    Depreciation, depletion and amortization                                                                 125             135
                                                                                                        ---------       ---------
                                                                                                           3,473           3,484
                                                                                                        ---------       ---------
OPERATING INCOME                                                                                             132              92
    Interest expense (net of interest income)                                                                (31)            (44)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME                                                         ---------       ---------
TAXES AND MINORITY INTEREST                                                                                  101              48
    Income taxes                                                                                             (39)            (15)
    Minority interest in earnings of subsidiaries                                                            (10)             (9)
                                                                                                        ---------       ---------
INCOME FROM CONTINUING OPERATIONS                                                                             52              24
    Income from discontinued operations                                                                        -              12
                                                                                                        ---------       ---------
NET INCOME                                                                                                    52              36
    Dividends on convertible preferred stock                                                                   -              (5)
                                                                                                        ---------       ---------
NET INCOME AVAILABLE TO COMMON SHARES                                                                   $     52        $     31
                                                                                                        =========       =========
EARNINGS PER SHARE - Note F
Basic
    Income from continuing operations                                                                   $    .69        $    .30
    Income from discontinued operations                                                                        -             .18
                                                                                                        ---------       ---------
    Net Income                                                                                          $    .69        $    .48
                                                                                                        =========       =========
Diluted
    Income from continuing operations                                                                   $    .68        $    .30
    Income from discontinued operations                                                                        -             .17
                                                                                                        ---------       ---------
    Net Income                                                                                          $    .68        $    .47
                                                                                                        =========       =========

DIVIDENDS PAID PER COMMON SHARE                                                                         $   .275        $   .275

----------------------------------------------------------------------------------------------------------------------------------

(1) Due to the adoption of FAS 131, "Disclosures about Segments of an Enterprise and Related Information," effective October 1, 1997, equity income is now included in operating income, with prior periods restated.




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

-----------------------------------------------------------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                            December 31         September 30          December 31
(In millions)                                                                      1997                 1997                 1996
-----------------------------------------------------------------------------------------------------------------------------------

                               ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                 $      70            $     268            $      79
    Accounts receivable                                                           1,702                1,754                1,790
    Allowance for doubtful accounts                                                 (23)                 (24)                 (27)
    Inventories - Note A                                                            770                  729                  811
    Other current assets                                                            251                  268                  264
                                                                               ---------            ---------            ---------
                                                                                  2,770                2,995                2,917
INVESTMENTS AND OTHER ASSETS
    Investments in and advances to unconsolidated affiliates                         75                   86                   84
    Investments of captive insurance companies                                       94                  189                  182
    Cost in excess of net assets of companies acquired                              127                  120                  137
    Coal supply agreements                                                          185                  195                  125
    Net assets of discontinued operations held for sale                              32                   18                  366
    Other noncurrent assets                                                         276                  283                  319
                                                                               ---------            ---------            ---------
                                                                                    789                  891                1,213
PROPERTY, PLANT AND EQUIPMENT
    Cost                                                                          7,814                7,471                7,527
    Accumulated depreciation, depletion and amortization                         (3,652)              (3,580)              (3,666)
                                                                               ---------            ---------            ---------
                                                                                  4,162                3,891                3,861
                                                                               ---------            ---------            ---------

                                                                              $   7,721            $   7,777            $   7,991
                                                                               =========            =========            =========
                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Debt due within one year                                                  $     222            $      93            $     170
    Trade and other payables                                                      1,915                2,045                2,103
    Income taxes                                                                     58                  123                   38
                                                                               ---------            ---------            ---------
                                                                                  2,195                2,261                2,311
NONCURRENT LIABILITIES
    Long-term debt (less current portion)                                         1,577                1,639                2,087
    Employee benefit obligations                                                    890                  854                  863
    Reserves of captive insurance companies                                         175                  161                  162
    Other long-term liabilities and deferred credits                                549                  565                  479
    Commitments and contingencies - Note E
                                                                              ---------            ---------            ---------
                                                                                  3,191                3,219                3,591
MINORITY INTEREST IN CONSOLIDATED
    SUBSIDIARIES                                                                    279                  273                  241

STOCKHOLDERS' EQUITY
    Convertible preferred stock                                                       -                    -                  293
    Common stockholders' equity                                                   2,056                2,024                1,555
                                                                               ---------            ---------            ---------
                                                                                  2,056                2,024                1,848
                                                                               ---------            ---------            ---------
                                                                              $   7,721            $   7,777            $   7,991
                                                                               =========            =========            =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

-----------------------------------------------------------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
                                              Preferred           Common      Paid-in        Retained
(In millions)                                     stock            stock      capital        earnings        Other         Total
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT OCTOBER 1, 1996                       $  293         $     64      $   280       $   1,185      $    (8)      $ 1,814
   Net income                                                                                      36                         36
   Dividends
     Preferred stock                                                                               (5)                        (5)
     Common stock                                                                                 (18)                       (18)
   Issued common stock under
     Stock incentive plans                                             1           18                                         19
     Employee savings plan                                                          1                                          1
   Other changes                                                                                                 1             1
                                                  ------         --------      -------       ---------      -------       -------
BALANCE AT DECEMBER 31, 1996                     $  293         $     65      $   299       $   1,198      $    (7)      $ 1,848
                                                  ======         ========      =======       =========      =======       =======

BALANCE AT OCTOBER 1, 1997                       $    -         $     75      $   605       $   1,379      $   (35)      $ 2,024
   Net income                                                                                      52                         52
   Dividends on common stock                                                                      (21)                       (21)
   Issued common stock under
     Stock incentive plans                                                          4                                          4
     Acquisition of operations
       of other companies                                                           1               1                          2
   Other changes                                                                   (1)                          (4)           (5)
                                                  ------         --------      -------       ---------      -------       -------
BALANCE AT DECEMBER 31, 1997                     $    -         $     75      $   609       $   1,411      $   (39)      $ 2,056
                                                  ======         ========      =======       =========      =======       =======




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


----------------------------------------------------------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Three months ended
                                                                                                            December 31
                                                                                                  --------------------------------
(In millions)                                                                                          1997                 1996
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM CONTINUING OPERATIONS
    Income from continuing operations                                                              $     52             $     24
    Expense (income) not affecting cash
      Depreciation, depletion and amortization                                                          125                  135
      Deferred income taxes                                                                              16                   11
      Other noncash items                                                                                 3                   12
    Change in operating assets and liabilities (1)                                                     (199)                 (91)
                                                                                                    --------             --------
                                                                                                         (3)                  91

CASH FLOWS FROM FINANCING
    Proceeds from issuance of long-term debt                                                              -                   87
    Proceeds from issuance of capital stock                                                               2                   12
    Repayment of long-term debt                                                                         (63)                 (80)
    Increase in short-term debt                                                                         127                   28
    Dividends paid                                                                                      (23)                 (23)
                                                                                                    --------             --------
                                                                                                         43                   24

CASH FLOWS FROM INVESTMENT
    Additions to property, plant and equipment                                                         (350)(2)              (94)
    Purchase of operations - net of cash acquired                                                       (20)                 (31)
    Proceeds from sale of operations                                                                     26                    -
    Investment purchases (3)                                                                           (103)                 (37)
    Investment sales and maturities (3)                                                                 199                   37
    Other - net                                                                                          10                    3
                                                                                                    --------             --------
                                                                                                       (238)                (122)
                                                                                                    --------             --------

CASH USED BY CONTINUING OPERATIONS                                                                     (198)                  (7)
    Cash used by discontinued operations                                                                  -                  (18)
                                                                                                    --------             --------
DECREASE IN CASH AND CASH EQUIVALENTS                                                                  (198)                 (25)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                         268                  104(4)
                                                                                                    --------             --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                          $     70             $     79
                                                                                                    ========             ========

----------------------------------------------------------------------------------------------------------------------------------

(1)  Excludes  changes  resulting  from  operations  acquired or sold.
(2) Includes $228 million from purchases of leased assets associated with the formation of Marathon Ashland Petroleum LLC.
(3) Represents primarily investment transactions of captive insurance companies.
(4) Includes $27 million of cash and cash equivalents of Arch Mineral Corporation that was presented on a consolidated basis effective October 1, 1996.





SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

         Interim Financial Reporting

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end audit adjustments which may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. Results of operations for the period ended December 31, 1997, are not necessarily indicative of results to be expected for the year ending September 30, 1998.

         Inventories

           --------------------------------------------------------------------------------------------------------------------
                                                                          December 31        September 30         December 31
           (In millions)                                                         1997                1997                1996
           --------------------------------------------------------------------------------------------------------------------
           Crude oil                                                          $   262              $  277              $  367
           Petroleum products                                                     319                 289                 375
           Chemicals                                                              381                 341                 376
           Other products                                                         153                 174                 172
           Materials and supplies                                                  66                  64                  70
           Excess of replacement costs over LIFO carrying values                 (411)               (416)               (549)
                                                                               -------              ------              ------
                                                                              $   770              $  729              $  811
                                                                               =======              ======              ======

NOTE B - RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

         In addition to the restatement for discontinued operations described in Note C, the financial statements and information by industry segment for the period ended December 31, 1996, have been restated for three other items. None of these restatements had any impact on net income or earnings per share.

         Ashland Coal, Inc. and Arch Mineral Corporation merged on July 1, 1997, into a new corporation known as Arch Coal, Inc., in which Ashland has a 54% ownership interest. Beginning in the September 1997 quarter, Arch Coal was consolidated in Ashland's financial statements. Prior interim quarters in fiscal 1997 were restated to reflect Arch Mineral on a consolidated basis for comparison purposes. Arch Mineral was previously accounted for on the equity method.

         Effective October 1, 1997, Ashland adopted FAS 131, "Disclosures about Segments of an Enterprise and Related Information." As a result of the adoption of FAS 131, Ashland redefined operating income to now include equity income and restated prior periods for comparison purposes.

         Effective October 1, 1997, responsibility for marketing of the petrochemicals and lube base stocks manufactured by Ashland Petroleum was transferred from Chemical and Valvoline, respectively, to Refining and Marketing. Information by industry segment for prior periods was restated to reflect the transfer.

------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE C - DISCONTINUED OPERATIONS

         On July 1, 1997, Ashland sold the domestic exploration and production operations of Blazer Energy Corporation. Ashland continues to pursue the sale of its exploration and production operations in Nigeria. Accordingly, results from the Exploration segment are shown as discontinued operations with prior periods restated. Components of amounts reflected in the income statements, balance sheets and cash flow statements are presented in the following table.

                   --------------------------------------------------------------------------------------------------------
                                                                                                   Three months ended
                                                                                                      December 31
                                                                                               ----------------------------
                   (In millions)                                                                    1997        1996
                   --------------------------------------------------------------------------------------------------------
                   INCOME STATEMENT DATA
                   Revenues                                                                    $       -       $      80
                   Costs and expenses                                                                  -             (68)
                                                                                                ---------       ---------
                   Operating income                                                                    -              12
                   Income tax benefit (expense)                                                        -               -
                                                                                                ---------       ---------
                   Net income                                                                  $       -       $      12
                                                                                                =========       ==========

                   BALANCE SHEET DATA
                   Current assets                                                              $      87       $      74
                   Investments and other assets                                                        1               2
                   Property, plant and equipment - net                                                55             434
                   Current liabilities                                                               (47)            (53)
                   Noncurrent liabilities                                                            (64)            (91)
                                                                                                ---------       ---------
                   Net assets held for sale                                                    $      32       $     366
                                                                                                =========       =========
                   CASH FLOW DATA
                   Cash flows from operations                                                  $       -       $      (6)
                   Cash flows from investment                                                          -             (12)
                                                                                                ---------       ---------
                   Cash used by discontinued operations                                        $       -       $     (18)
                                                                                                =========       =========

NOTE D - ACQUISITIONS


         During the three months ended December 31, 1997, Ashland Chemical made two acquisitions to expand its distribution businesses and APAC acquired three construction businesses. One of the APAC acquisitions was accounted for as a pooling, but prior periods were not restated since the effects would have been insignificant. The other acquisitions were accounted for as purchases and did not have a significant effect on Ashland's consolidated financial statements.

NOTE E - LITIGATION, CLAIMS AND CONTINGENCIES

         Ashland is subject to various federal, state and local environmental laws and regulations that require remediation efforts at multiple locations, including operating facilities, previously owned or operated facilities, and Superfund or other waste sites. For information regarding environmental expenditures and reserves, see the "Miscellaneous - Governmental Regulation and Action - Environmental Protection" section of Ashland's Form 10-K.

         Environmental reserves are subject to considerable uncertainties that affect Ashland's ability to estimate its share of the ultimate costs of required remediation efforts. Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites.

------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE E - LITIGATION, CLAIMS AND CONTINGENCIES

         During 1997, the U.S. Environmental Protection Agency (EPA) completed comprehensive inspections of three refineries owned by Ashland prior to the formation of Marathon Ashland Petroleum LLC
         (MAP), which evaluated Ashland's compliance with federal environmental laws and regulations at those facilities. Under the terms of the agreements pursuant to which the refineries were conveyed to MAP, Ashland agreed to retain responsibility for matters arising out of these inspections, including commencement of work as soon as practical on certain enumerated projects. Ashland continues to cooperate and participate in discussions with the EPA concerning the results of these inspections, including discussions about the nature and extent of any additional remediation actions or equipment modifications or upgrades that may be required to respond to the findings of the inspections.

         In addition to environmental matters, Ashland and its subsidiaries are parties to numerous claims and lawsuits, some of which are for substantial amounts. While these actions are being contested, the outcome of individual matters is not predictable with assurance.

         Ashland does not believe that any liability resulting from these matters, after taking into consideration its insurance coverages and amounts already provided for, will have a material adverse effect on its consolidated financial position.

NOTE F - COMPUTATION OF EARNINGS PER SHARE

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings per Share." FAS 128 replaced the previously reported primary and fully diluted earnings per share (EPS) with basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effects of options and convertible securities. Diluted EPS is very similar to the previously reported fully diluted EPS. EPS amounts for all periods have been presented, and where necessary, restated to conform to the FAS 128 requirements.

         The following table sets forth the computation of basic and diluted EPS from continuing operations. Common shares issuable upon conversion of convertible preferred stock and convertible debentures which were outstanding during the quarter ended December 31, 1996, were not included in the computation of diluted EPS because the effect would be antidilutive.

            ------------------------------------------------------------------------------------------------------------------
                                                                                                        Three months ended
                                                                                                            December 31
                                                                                                       -----------------------
            (In millions except per share data)                                                             1997         1996
            -------------------------------------------------------------------------------------------------------------------

            NUMERATOR
               Income from continuing operations                                                        $     52     $     24
               Preferred stock dividends                                                                       -           (5)
                                                                                                         --------     --------
               Numerator for basic and diluted EPS -
                 Income available to common shares                                                      $     52     $     19
                                                                                                         ========     ========
            DENOMINATOR
               Denominator for basic EPS - Weighted-average
                 common shares outstanding                                                                    75           65
               Common shares issuable upon exercise of stock options                                           1            1
                                                                                                         --------     --------
               Denominator for diluted EPS - Adjusted weighted-average
                 shares and assumed conversions                                                               76           66
                                                                                                         ========     ========
            BASIC EPS FROM CONTINUING OPERATIONS                                                        $    .69     $    .30
                                                                                                         ========     ========
            DILUTED EPS FROM CONTINUING OPERATIONS                                                      $    .68     $    .30
                                                                                                         ========     ========


                                       8

------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE G - REFINING AND MARKETING JOINT VENTURE

         Effective January 1, 1998, Ashland and Marathon Oil Company completed a transaction to form Marathon Ashland Petroleum LLC
         (MAP), which combines the refining, marketing and transportation operations of the two companies. Marathon has a 62 percent interest in the new company and Ashland holds a 38 percent interest. Ashland will account for its investment in the new company using the equity method of accounting. However, since the transaction did not close until January 1, 1998, Ashland continued to report its 100 percent ownership interest in the Ashland
         Petroleum  and  SuperAmerica  divisions  (Ashland's  Refining  and
         Marketing segment) on a consolidated basis in its financial statements for the quarter ended December 31, 1997.

         Ashland's condensed financial statements included in its Quarterly Report on Form 10-Q for the quarter ending March 31, 1998, will reflect the change in accounting method for its businesses contributed to MAP, retroactive to October 1, 1997, the beginning of Ashland's current fiscal year. Although the change to the equity method of accounting would have no effect on net income or stockholders' equity through December 31, 1997, it would reduce Ashland's consolidated assets, liabilities, revenues and costs and change certain components of cash flow. The following tables summarize the estimated impact on Ashland's financial statements for the three months ended December 31, 1997.

            ------------------------------------------------------------------------------------------------------------------
                                                                                                  Three months ended
                                                                                                   December 31, 1997
                                                                                           -----------------------------------
            (In millions)                                                                  As Reported       Equity Method
            ------------------------------------------------------------------------------------------------------------------
                                                                                                              (estimated)
            INCOME STATEMENT DATA
            Revenues                                                                       $      3,605      $        2,005
            Costs and expenses                                                                   (3,473)             (1,873)
                                                                                           -------------     ---------------
            Operating income                                                                        132                 132
            Interest, taxes and minority interest                                                   (80)                (80)
                                                                                           -------------     ---------------
            Net Income                                                                     $         52      $           52
                                                                                           =============     ===============

            BALANCE SHEET DATA
            Current assets                                                                 $      2,770      $        1,901
            Investments and other assets                                                            789               2,657
            Property, plant and equipment                                                         4,162               2,230
                                                                                           -------------     ---------------
            Total assets                                                                   $      7,721      $        6,788
                                                                                           =============     ===============

            Current liabilities                                                            $      2,195      $        1,424
            Noncurrent liabilities                                                                3,191               3,029
            Minority interest in consolidated subsidiaries                                          279                 279
            Stockholders' equity                                                                  2,056               2,056
                                                                                           -------------     ---------------
            Total liabilities and stockholders' equity                                     $      7,721      $        6,788
                                                                                           =============     ===============

            CASH FLOW DATA
            Cash flows from continuing operations                                          $         (3)     $          (46)
            Cash flows from financing                                                                43                  43
            Cash flows from investment                                                             (238)               (195)
                                                                                           -------------     ---------------
            Decrease in cash and cash equivalents                                          $       (198)     $         (198)
                                                                                           =============     ===============

         Ashland filed a Form 8-K on January 16, 1998, describing the formation of MAP. Financial statements required with such filing were not available at that time, but will be included with a Form 8-K/A to be filed by March 17, 1998.

------------------------------------------------------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT
------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Three months ended
                                                                                                           December 31
                                                                                                 -----------------------------
(Dollars in millions except as noted)                                                                    1997             1996  (1)
-----------------------------------------------------------------------------------------------------------------------------------

SALES AND OPERATING REVENUES
   Refining and Marketing                                                                          $    1,667       $    1,777
   Valvoline                                                                                              254              250
   Chemical                                                                                             1,014              928
   APAC                                                                                                   337              305
   Coal                                                                                                   329              345
   Intersegment sales
     Refining and Marketing                                                                               (44)             (52)
     Other                                                                                                 (7)              (8)
                                                                                                    ----------       ----------
                                                                                                   $    3,550       $    3,545
                                                                                                    ==========       ==========

OPERATING INCOME (2)
   Refining and Marketing                                                                          $       36       $       16
   Valvoline                                                                                               11               13
   Chemical                                                                                                53               35
   APAC                                                                                                    19               18
   Coal                                                                                                    29               25
   General corporate expenses                                                                             (16)             (15)
                                                                                                    ----------       ----------
                                                                                                   $      132       $       92
                                                                                                    ==========       ==========

OPERATING INFORMATION
   Refining and Marketing
     Refining inputs (thousand barrels per day) (3)                                                     367.2            372.8
     Value of products manufactured per barrel                                                     $    23.96       $    28.82
     Input cost per barrel                                                                              19.47            24.76
                                                                                                    ----------       ----------
     Refining margin per barrel                                                                    $     4.49       $     4.06
     Refined product sales (thousand barrels per day)
       Wholesale sales to
         Ashland brand retail jobbers                                                                    22.3             24.2
         Other wholesale customers (4)                                                                  300.4            301.9
       SuperAmerica retail system                                                                        78.6             76.5
                                                                                                    ----------       ----------
     Total refined product sales                                                                        401.3            402.6
     SuperAmerica merchandise sales                                                                $      152       $      144
   Valvoline lubricant sales (thousand barrels per day) (4)                                              15.6             14.5
   APAC construction backlog
     At end of period                                                                              $      651       $      564
     Decrease during period                                                                        $      (42)      $      (83)
   Coal (5)
     Tons sold (millions)                                                                                12.8             13.6
     Sales price per ton                                                                           $    25.68       $    25.33

-----------------------------------------------------------------------------------------------------------------------------------

(1) Effective October 1, 1997, responsibility for marketing of the petrochemicals and lube base stocks manufactured by Ashland Petroleum was transferred from Chemical and Valvoline, respectively, to Refining and Marketing. Information by industry segment for prior periods has been restated to reflect the transfer.
(2) Due to the adoption of FAS 131, "Disclosures about Segments of an Enterprise and Related Information," effective October 1, 1997, equity income is now included in operating income, with prior periods restated.
(3)  Includes  crude oil and other  feedstocks.
(4)  Includes  intersegment sales.
(5) Amounts are reported on a 100% basis. Ashland's ownership interest is 54% in Arch Coal.

-----------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
-----------------------------------------------------------------------------

RESULTS OF OPERATIONS

         Ashland recorded net income of $52 million for the quarter ended December 31, 1997, the first quarter of its 1997 fiscal year, which included an after-tax gain of $6 million on the sale of Ashland's 23% interest in Melamine Chemicals. Net income excluding the unusual gain totaled $46 million, compared to $36 million for the same period last year. Although last year's first quarter also included net income of $12 million from discontinued operations of the former Exploration segment, results for this year's first quarter were enhanced by lower net interest costs resulting from the use of the sales proceeds to reduce debt and invest in short-term securities. The improvement in earnings can be attributed to a rebound from Refining and Marketing operations and a solid performance by all business units.

         Results for the three months ended December 31, 1996, have been restated for a variety of reasons as described in Notes B and C to the condensed consolidated financial statements on Pages 6 and 7. These restatements present the results for the prior year's period on a basis consistent with the current year's presentation and all comparisons within this discussion reflect these restatements.

         Refining and Marketing

         Operating income from Refining and Marketing more than doubled to $36 million for the quarter ended December 31, 1997, compared to $16 million for the quarter ended December 31, 1996. This increase was achieved despite extremely volatile crude oil markets. Early in the quarter, crude oil prices rose rapidly as the market reacted to uncertainty over Iraqi oil exports. By quarter's end, crude oil prices were falling as tensions eased and OPEC increased its production ceiling to 27.5 million barrels per day. The net impact on Ashland was lower average crude oil costs for the quarter and improved refining margins, which were up $.43 per barrel compared to the December 1996 quarter. Retail gasoline margins also improved, and sales of gasoline and merchandise increased due to the addition of 21 stores since December 1996. At December 31, 1997, there were 771 retail outlets operating (647 SuperAmerica stores and 124 Rich outlets), compared to 750 at December 31, 1996 (629 SuperAmerica stores and 121 Rich outlets).

         Effective January 1, 1998, Ashland and Marathon Oil Company completed a transaction to form Marathon Ashland Petroleum LLC
         (MAP), which combines the refining, marketing and transportation operations of the two companies. As described in Note G to the condensed consolidated financial statements on Page 9, the transaction will result in the restatement of Ashland's financial statements for the quarter ended December 31, 1997. However, such restatement will not affect operating income reported for the Refining and Marketing segment.

         Results for the December 1997 quarter include various income and expense items, including severance costs, associated with the formation of MAP, but the net effect of these items was not significant. Potential efficiencies derived by MAP have been broadly estimated to be in excess of $200 million annually on a pretax basis. While a modest part of these efficiencies will be achieved in mid-to-late calendar 1998, full realization of efficiencies should occur over the next few years as MAP's integration plans are implemented.

         Valvoline

         Valvoline reported operating income of $11 million for the quarter ended December 31, 1997, compared to $13 million for the quarter ended December 31, 1996. The decrease in earnings reflected lower R-12 refrigerant sales volumes coupled with higher operating expenses related to the roll-out of new services for First Recovery, Valvoline's used oil collection business.

         In February 1998, Valvoline completed the acquisition of California-based Eagle One Industries. With a wide product portfolio that includes waxes, polishes and cleaners, the Eagle One acquisition fills Valvoline's need for a premium masterbrand for "above the hood," or appearance, applications.

-----------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
-----------------------------------------------------------------------------

         Chemical

         Ashland Chemical was the leading earnings contributor to the quarter, with $53 million of operating income, compared to $35 million for the same period a year ago. The current quarter includes a pretax gain of $14 million on the sale of Ashland's 23% interest in Melamine Chemicals. Excluding the gain, the improvement in operating income reflects a record first quarter performance from the specialty chemicals group and better results from the petrochemicals group. Specialty chemicals benefited from sales volume and margin improvements for foundry products. The increase in petrochemicals reflected better margins for maleic anhydride. Results for the distribution group were down slightly, as margin declines in industrial chemicals and solvents were largely offset by higher sales volumes in most of the other businesses.

         APAC

         The APAC construction companies reported operating income of $19 million for the first quarter, compared to $18 million for the same period last year. Net revenue (total revenue less subcontract work) was up 12%, while hot mix asphalt production was up 7% and crushed aggregate production was up 20%. The construction backlog at December 31, 1997, amounted to $651 million (a record level for December) and represented a 15% improvement over the level of December 1996.

         In February 1998, APAC completed the acquisition of 10 Missouri-based companies known as the Masters-Jackson group. This is the largest acquisition for APAC in more than 10 years and provides an opportunity to improve APAC's competitive position in Missouri, Arkansas, Oklahoma and Kansas.

         Coal

         Arch Coal had a strong December quarter with operating income of $29 million, compared to combined earnings of $25 million from Arch Mineral and Ashland Coal for the same quarter last year. The current quarter results benefited from a stronger performance by the Lone Mountain mining complex and continued strength from the Mingo Logan complex. Cost savings resulting from the July 1997 merger of Arch Mineral and Ashland Coal also contributed to higher operating income.

         In December 1997, a long-term coal supply contract priced well above current open market prices expired. Arch expects to continue to supply a significant amount of similar coal to the customer at less favorable prices. In addition, another customer has informed Arch that one of its plants will require substantially less coal under an existing above-market contract. Arch is in discussions with the customer to attempt to minimize the reductions.

         General Corporate Expenses

         General corporate expenses amounted to $16 million in the quarter ended December 31, 1997, compared to $15 million for the quarter ended December 31, 1996. The increase reflects higher incentive compensation costs.

         Interest expense (net of interest income)

         For the three months ended December 31, 1997, interest expense (net of interest income) totaled $31 million, compared to $44 million for the December 1996 quarter. The decline reflected a 25% decrease in interest expense as a result of Ashland's improved financial position. Ashland used the proceeds from the July 1997 sale of its domestic exploration and production operations to significantly reduce its debt levels.

         Discontinued operations

         See Note C to the condensed consolidated financial statements on Page 7 for a discussion of the discontinued operations of the former Exploration segment.

-----------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
-----------------------------------------------------------------------------

FINANCIAL POSITION

         Liquidity

         Ashland's financial position has enabled it to obtain capital for its financing needs and to maintain investment grade ratings on its senior debt of Baa2 from Moody's and BBB from Standard & Poor's. Ashland has a revolving credit agreement providing for up to $320 million in borrowings, under which no borrowings were outstanding at December 31, 1997. At that date, Arch Coal also had a revolving credit agreement providing for up to $500 million in borrowings, of which $190 million was in use. Under a shelf registration, Ashland can issue an additional $220 million in medium-term notes should future opportunities or needs arise. Ashland and Arch Coal also have access to various uncommitted lines of credit and commercial paper markets, under which short-term notes of $163 million were outstanding at December 31, 1997.

         Cash flows from continuing operations, a major source of Ashland's liquidity, amounted to a deficit of $3 million for the three months ended December 31, 1997, compared to $91 million for the three months ended December 31, 1996. This decrease was due to increased working capital requirements and the payment of income taxes related to the sale of Ashland's domestic exploration and production operations.

         Operating working capital (accounts receivable and inventories, less trade and other payables) at December 31 1997, was $534 million, compared to $414 million at September 30, 1997, and $471 million at December 31, 1996. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 80% of current liabilities at December 31, 1997, and 88% at September 30, 1997. Ashland's working capital is significantly affected by its use of the LIFO method of inventory valuation, which valued inventories $411 million below their replacement costs at December 31, 1997.

         Capital Resources

         For the three months ended December 31, 1997, property additions amounted to $350 million, compared to $94 million for the same period last year. The current quarter amount includes $228 million from purchases of leased assets associated with the formation of MAP. Property additions (excluding additions for MAP which will be self-funded) and cash dividends for the remainder of fiscal 1998 are estimated at $325 million and $70 million, respectively. Ashland anticipates meeting its remaining 1998 capital requirements for property additions, dividends and $47 million in contractual maturities of long-term debt from internally generated funds. However, external financing may be necessary to provide funds for acquisitions. On February 17, 1998, Ashland issued $150 million aggregate principal amount of 6.625% Senior Notes due 2008. The notes were sold to "qualified institutional buyers" in reliance on Rule 144A under the Securities Act of 1933.

         During January 1998, Ashland contributed an additional $104 million of assets to MAP. Such amount included $26 million of leased assets which were purchased in January 1998, an additional $42 million of assets on which the related lease obligations were retained by Ashland, and cash contributions of $36 million. The cash contributions resulted from capital expenditure levels during the preceding calendar year being less than the projected levels which were agreed upon in the formation of MAP.


         Ashland's capital employed at December 31, 1997, consisted of debt (43%), minority interest (7%) and common stockholders' equity
         (50%). Debt as a percent of capital employed was relatively unchanged from the level at September 30, 1997. At December 31, 1997, long-term debt included about $230 million of floating-rate debt, and the interest rates on an additional $290 million of fixed-rate debt had been converted to floating rates through interest rate swap agreements. As a result, interest costs for the remainder of 1998 will fluctuate based on short-term interest rates on about $520 million of Ashland's consolidated long-term debt, as well as on any short-term notes and commercial paper.

-----------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
-----------------------------------------------------------------------------

ENVIRONMENTAL MATTERS

         Federal, state and local laws and regulations relating to the protection of the environment have resulted in higher operating costs and capital investments by the industries in which Ashland operates. Because of the continuing trends toward greater environmental awareness and increasingly stringent regulations, Ashland believes that expenditures for environmental compliance will continue to have a significant effect on its businesses. Although it cannot accurately predict how such trends will affect future operations and earnings, Ashland believes the nature and significance of its ongoing compliance costs will be comparable to those of its competitors in the chemical, mining and petroleum industries. For information on certain specific environmental proceedings and investigations, see the "Legal Proceedings" section of this Form 10-Q. For information regarding environmental expenditures and reserves, see the "Miscellaneous - Governmental Regulation and Action - Environmental Protection" section of Ashland's Form 10-K.

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

         During 1997, the U.S. Environmental Protection Agency (EPA) completed comprehensive inspections of three refineries owned by Ashland prior to the formation of MAP. See Note E to the condensed consolidated financial statements on Page 8 for a discussion of this matter.

         Ashland does not believe that any liability resulting from environmental matters, after taking into consideration its insurance coverages and amounts already provided for, will have a material adverse effect on its consolidated financial position, cash flows or liquidity.

YEAR 2000

         Ashland began developing plans in 1994 to address the possible exposures related to the impact of the Year 2000 on its computer systems, as well as on the products and software it has purchased from third parties. Most of Ashland's key financial, information and operational systems have been assessed, and detailed plans have been developed to address systems modifications or replacements by December 31, 1999. Ashland is also communicating with systems providers in an attempt to ensure that purchased systems will handle the Year 2000 processing implications. Ashland expects to successfully implement the systems and programming changes necessary to address Year 2000 issues and believes that the future costs of such changes (including replacements of systems solely for Year 2000 concerns) are not expected to exceed $10 million, which would not be material to Ashland's consolidated financial position, results of operations or cash flows.


FORWARD LOOKING STATEMENTS

         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although Ashland believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such statements will be achieved. Important factors which could cause actual results to differ materially from those contained in such statements are discussed in Note A to the Consolidated Financial Statements under risks and uncertainties in Ashland's Annual Report for the fiscal year ended September 30, 1997. Other factors and risks affecting Ashland's revenues and operations are contained in Ashland's Form 10-K for the fiscal year ended September 30, 1997, which is on file with the Securities and Exchange Commission.

-----------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
-----------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS (continued)

         The above discussion under "Results of Operations - Refining and Marketing" contains forward-looking statements with respect to the amount and timing of efficiencies to be realized by MAP. Some factors that could potentially cause actual results to differ materially from present expectations include unanticipated costs to implement shared technology, difficulties in integrating corporate structures, delays in leveraging volume procurement advantages or delays in personnel rationalization.

                       PART II - OTHER INFORMATION
----------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

     ENVIRONMENTAL PROCEEDINGS - (1) As of December 31, 1997, Ashland had been identified as a "potentially responsible party" ("PRP") under Superfund or similar state laws for potential joint and several liability for cleanup costs in connection with alleged releases of hazardous substances in connection with 83 waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the USEPA or a state agency, in which Ashland may be participating as a member of various PRP groups. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for the costs of site cleanup or oversight expended, and/or long-term monitoring of environmental conditions at the sites. Ashland carefully monitors the investigatory and remedial activity at many of these sites. Based on its experience with site remediation, its familiarity with current environmental laws and regulations, its analysis of the specific hazardous substances at issue, the existence of other financially viable PRPs and its current estimates of investigatory, clean-up and monitoring costs at each site, Ashland believes that its liability at these sites, either individually or in the aggregate, after taking into account established reserves, will not have a material adverse effect on Ashland's consolidated financial position, cash flow or liquidity. Estimated costs for these matters are recognized in accordance with generally accepted accounting principles governing the likelihood that costs will be incurred and Ashland's ability to reasonably estimate future costs. For additional information regarding Superfund, see the "Miscellaneous - Governmental Regulation and Action-Environmental Protection" section of Ashland's Form 10-K.

     (2) On March 19, 1996, after consultation with the USEPA, the Kentucky Division for Air Quality issued a finding that Ashland had not demonstrated compliance with certain air regulations governing emissions of volatile organic compounds ("VOC") at its Catlettsburg, Kentucky refinery, and referred the matter to USEPA - Region IV for formal enforcement action. On May 27, 1997, Kentucky and Ashland entered into an Agreed Order resolving the issues in contention. Under the terms of the Agreed Order, Ashland agreed to pay a civil penalty and to design, construct and install additional VOC controls. Separately, the USEPA issued a Notice of Violation to Ashland regarding this matter. In connection with the formation of MAP, the Catlettsburg Refinery was conveyed to Catlettsburg Refinery, LLC, a subsidiary of MAP. Under the terms of the agreements pursuant to which the Catlettsburg Refinery was conveyed, Ashland agreed to retain responsibility for matters arising out of the Agreed Order and Notice of Violation.

     (3) In the fall of 1996, the USEPA conducted multimedia inspections of Ashland's three refineries. Over the past several months, the USEPA and Ashland have engaged in discussions to resolve the issues identified during these inspections. The parties have reached a tentative agreement on many major issues and have begun the process of drafting a settlement document. Resolution is expected to involve both a penalty payment and environmental projects. Ashland expects to finalize the settlement agreement in calendar 1998. In connection with the formation of MAP, the refineries were conveyed to MAP (or a subsidiary of MAP). Under the terms of the agreements conveying Ashland's three refineries to MAP, Ashland agreed to retain responsibility for matters arising out of the multimedia inspections.

     (4) On October 24, 1996, the rock strata overlaying an abandoned underground mine adjacent to the coal-refuse impoundment used by an Arch Coal subsidiary's preparation plant failed, resulting in an accidental discharge of approximately 6.3 million gallons of water and fine coal slurry into a tributary of the Powell River in Lee County, Virginia. As a consequence, the Director of the State Water Control Board and the Department of Mines, Minerals and Energy of the Commonwealth of Virginia filed a suit in Lee County Virginia Circuit Court against the Arch Coal subsidiary, Lone Mountain Processing, Inc., alleging violations of effluent limitations and reporting violations under Lone Mountain's National Pollutant Discharge Elimination System permits under the Clean Water Act. The Commonwealth of Virginia agreed to vacate two notices of violation and a show of cause order in exchange for Lone Mountain's payment to the Commonwealth of a fine of approximately $1.4 million. A final order effectuating the settlement was entered as a judgment by the court on October 29, 1997. At the request of the USEPA and the U.S. Fish & Wildlife Service, the United States Attorney for the Western District of Virginia also has opened a criminal investigation of the 1996 incident. Arch Coal is cooperating with the investigation, the results of which are not expected until sometime in calendar 1998.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Ashland's Annual Meeting of Shareholders was held on January 29, 1998, at the Ashland Petroleum Executive Office Building, Ashland Drive, Russell, Kentucky at 10:30 a.m.

(b) At its Annual Meeting, Ashland's shareholders elected 2 directors to serve a three-year term:

                                                         Votes
                                                         -----
                                       Affirmative                  Withheld
                                       -----------                  --------

Samuel C. Butler                       66,519,424                    976,950
Mannie L. Jackson                      66,505,928                    990,446

     Directors who continued in office: Frank C. Carlucci, Paul W. Chellgren, James B. Farley, Ralph E. Gomory, Patrick F. Noonan, Jane C. Pfeiffer, Michael D. Rose and W. L. Rouse, Jr. Jack S. Blanton, Thomas E. Bolger and Robert B. Stobaugh, directors of Ashland since 1988, 1987 and 1977, respectively, retired at the Annual Meeting.

(c) At its Annual Meeting, Ashland's shareholders ratified the appointment of Ernst & Young LLP as independent auditors for fiscal year 1998 by a vote of 66,646,555 affirmative to 635,596 negative and 214,221 abstention votes.

(d) At its Annual Meeting, Ashland's shareholders approved an amendment of the Second Restated Articles of Incorporation of Ashland to increase the number of shares of authorized Common Stock, par value $1.00, from 150,000,000 to 300,000,000 shares by a vote of 57,446,866 affirmative to
9,581,798 negative and 461,916 abstention votes. Passage of this amendment required the vote of a majority of Ashland's shares eligible to vote.

(e) At its Annual Meeting, Ashland's shareholders rejected an amendment of the Second Restated Articles of Incorporation of Ashland to provide for a single class of directors, elected annually, by a vote of 39,531,416 affirmative to 11,135,680 negative and 12,241,261 abstention votes. Passage of this amendment would have required the vote of 80% of Ashland's shares eligible to vote.

(f) The results of voting on a shareholder proposal to nominate a wage roll employee to the Board of Directors were 55,637,425 negative to 6,072,152 affirmative and 1,340,796 abstention votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

          3 Second Restated Articles of Incorporation of Ashland, amended January 30, 1998.

          27  Financial Data Schedule

          27  Restated Financial Data Schedule

(b) Reports on Form 8-K

     A report on Form 8-K was filed on December 12, 1997 to announce the signing of definitive agreements in connection with the formation of MAP. Ashland has a 38% ownership interest, and Marathon has a 62% ownership interest, in the company.

     A report on Form 8-K was filed on January 16, 1998 to announce the January 1 completion of a transaction forming MAP.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Ashland Inc.
                                      ----------------------------------
                                                 (Registrant)




Date                                       /s/ Kenneth L. Aulen
     -------------------              -----------------------------------
                                        Kenneth L. Aulen
                                        Administrative Vice President and
                                        Controller
                                        (Chief Accounting Officer)


Date                                       /s/ Thomas L. Feazell
     --------------------              ----------------------------------
                                        Thomas L. Feazell
                                        Senior Vice President, General Counsel
                                        and Secretary