Form 10-Q/A
period 1997-12-31
ASHLAND INC
filed 1998-03-30
CIK 7694

==============================================================================


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

                              EXPLANATORY NOTE

         This Amendment to the quarterly report on Form 10-Q for the quarter ended December 31, 1997, of Ashland Inc. ("Ashland") is being filed by Ashland to restate Ashland's Exhibit 27 - Financial Data Schedule, for each of the last three fiscal years and for each interim period within the last two fiscal years (except for the quarter ended December 31, 1996, which was filed with the original 10-Q). The restatement results from the adoption of FAS 128 and FAS 131 as described in Notes B and F of Notes to Condensed Consolidated Financial Statements in the original 10-Q.

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


                                                   Ashland Inc.
                                             ------------------------------
                                                  (Registrant)



                                             /s/ Kenneth L. Aulen
Date  March 30, 1998                         -------------------------------
    -------------------                      Kenneth L. Aulen
                                              Administrative Vice President
                                              and Controller
                                              (Chief Accounting Officer)



                                             /s/ Thomas L. Feazell
Date  March 30, 1998                         -------------------------------
    --------------------                     Thomas L. Feazell
                                              Senior Vice President, General
                                              Counsel and Secretary

                               EXHIBIT INDEX



  Exhibit No.                           Description
-------------       ----------------------------------------------------------


    27.1             Restated Financial Data Schedule for the year ended
                     September 30, 1997

    27.2             Restated Financial Data Schedule for the year ended
                     September 30, 1996

    27.3             Restated Financial Data Schedule for the year ended
                     September 30, 1995

    27.4             Restated Financial Data Schedule for the quarter ended
                     June 30, 1997

    27.5             Restated Financial Data Schedule for the quarter ended
                     March 31, 1997

    27.6             Restated Financial Data Schedule for the quarter ended
                     June 30, 1996

    27.7             Restated Financial Data Schedule for the quarter ended
                     March 31, 1996

    27.8             Restated Financial Data Schedule for the quarter ended
                     December 31, 1995