Form 10-K/A
period 1997-09-30
ASHLAND INC
filed 1998-05-01
CIK 7694

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

                                                       Name of each exchange
      Title of each class                               on which registered
Common Stock, par value $1.00 per share               New York Stock Exchange
                                                    and Chicago Stock Exchange
Rights to Purchase Series A Participating              New York Stock Exchange
     Cumulative Preferred Stock                     and Chicago Stock Exchange


           Securities Registered Pursuant to Section 12(g): None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
     days. Yes[X]     No
         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
         At October 31, 1997, based on the New York Stock Exchange closing price, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $3,174,811,812. In determining this amount, Ashland Inc. has assumed that directors, certain of its executive officers, and persons known to it to be the beneficial owners of more than five percent of its common stock are affiliates. Such assumption shall not be deemed conclusive for any other purpose.
         At October 31, 1997, there were 75,019,275 shares of Registrant's common stock outstanding.


==============================================================================

                              EXPLANATORY NOTE

         This amendment to the Annual Report on Form 10-K for the fiscal year ended September 30, 1997 (the "10-K") of Ashland Inc. ("Ashland" or the "Company") is being filed by Ashland in order to amend the last paragraph of Note L to the Consolidated Financial Statements for Ashland and its subsidiaries, incorporated in the 10-K by reference to sections of Ashland's Annual Report to Shareholders for the fiscal year ended September 30, 1997. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the text of the amended item is set forth in its entirety in the page attached hereto.

         A new consent of Ernst & Young, independent auditors for the Company, is being filed as an exhibit hereto.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  Documents filed as part of this Report

         (1) and (2) Financial Statements and Financial Schedule

         Note L - Litigation, Claims and Contingencies

         Ashland is subject to various federal, state and local environmental laws and regulations that require remediation efforts at multiple locations, including operating facilities, previously owned or operated facilities, and Superfund or other waste sites. Consistent with its accounting policy for environmental costs, Ashland's reserves for environmental assessments and remediation efforts amounted to $150 million at September 30, 1997, and $173 million at September 30, 1996. Such amounts reflect Ashland's most likely estimates of the costs which will be incurred over an extended period to remediate identified environmental conditions for which costs are reasonably estimable.

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

         During 1997, the U.S. Environmental Protection Agency (EPA) completed comprehensive inspections of compliance with federal environmental laws and regulations at Ashland's three refineries. Ashland continues to cooperate and hold discussions with the EPA concerning these inspections, as well as what additional remediation actions may be required or costs may be incurred.

         In addition to environmental matters, Ashland and its subsidiaries are parties to numerous claims and lawsuits, some of which are for substantial amounts. While these actions are being contested, the outcome of individual matters is not predictable with assurance.

         Ashland does not believe that any liability resulting from these matters, after taking into consideration its insurance coverages and amounts already provided for, will have a material adverse effect on its consolidated financial position, cash flows or liquidity. However, such matters could have a material effect on results of operations in a particular quarter or fiscal year as they develop or as new issues are identified.

         (3) Exhibits Required by Item 601 of Regulation S-K

              23     -     Consent of independent auditors.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ASHLAND INC.

                                 By:   /s/ Thomas L. Feazell
                                     --------------------------------------
                                     Thomas L. Feazell
                                     Senior Vice President, General
                                      Counsel and Secretary



Dated:  May 1, 1998

                               EXHIBIT INDEX

Exhibit No.                                   Description
------------                ---------------------------------------------------
        3                  By-Laws of the Registrant, as amended

       23                  Consent of Ernst & Young LLP.