Form 10-Q
period 1998-03-31
ASHLAND INC
filed 1998-05-15
CIK 7694

==============================================================================


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                 FORM 10-Q



          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934




               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998



                       Commission file number 1-2918



                                ASHLAND INC.
                          (a Kentucky corporation)



                           I.R.S. No. 61-0122250
                             1000 Ashland Drive
                          Russell, Kentucky 41169



                      Telephone Number: (606) 329-3333



              Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

              At  April  30,  1998,   there  were   75,964,694   shares  of
         Registrant's Common Stock outstanding. One Right to purchase one-thousandth of a share of Series A Participating Cumulative Preferred Stock accompanies each outstanding share of Registrant's Common Stock.


==============================================================================

                       PART I - FINANCIAL INFORMATION

---------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

-----------------------------------------------------------------------------------------------------------------------------------
                                                                              Three months ended              Six months ended
                                                                                   March 31                       March 31
                                                                           --------------------------     -------------------------
(In millions except per share data)                                             1998(1)        1997            1998(1)        1997
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES
    Sales and operating revenues (including excise taxes)                  $   1,772      $   3,346       $   3,699      $   6,891
    Equity income (2)                                                             49              4              87              7
    Other                                                                         33             22              73             50
                                                                           ----------     ---------       ----------     ----------
                                                                               1,854          3,372           3,859          6,948
COSTS AND EXPENSES
    Cost of sales and operating expenses                                       1,445          2,594           3,013          5,359
    Excise taxes on products and merchandise                                       -            244               -            495
    Selling, general and administrative expenses                                 232            337             453            671
    Depreciation, depletion and amortization                                      83            128             167            262
                                                                           ----------     ---------       ----------     ----------
                                                                               1,760          3,303           3,633          6,787
                                                                           ----------     ---------       ----------     ----------
OPERATING INCOME                                                                  94             69             226            161
    Interest expense (net of interest income)                                    (40)           (45)            (71)           (90)
                                                                           ----------     ---------       ----------     ----------
INCOME FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES AND MINORITY INTEREST                                                54             24             155             71
    Income taxes                                                                 (19)           (12)            (58)           (26)
    Minority interest in earnings of subsidiaries                                 (7)           (10)            (16)           (19)
                                                                           ----------     ---------       ----------     ----------
INCOME FROM CONTINUING OPERATIONS                                                 28              2              81             26
    Income from discontinued operations                                            -              5               -             17
                                                                          ----------     ---------       ----------     ----------
NET INCOME                                                                        28              7              81             43
    Dividends on convertible preferred stock                                       -             (5)              -            (10)
                                                                           ----------     ---------       ----------     ----------
NET INCOME AVAILABLE TO COMMON SHARES                                      $      28      $       2       $      81      $      33
                                                                           ==========     ==========      ==========     ==========
EARNINGS PER SHARE - Note G
Basic
    Income from continuing operations                                      $     .37      $    (.05)      $    1.07      $      .25
    Income from discontinued operations                                            -            .08               -             .26
                                                                           ----------     ---------       ----------     ----------
    Net income                                                             $     .37      $     .03       $    1.07      $      .51
                                                                           ==========     ==========      ==========     ==========
Diluted
    Income from continuing operations                                      $     .37      $    (.05)      $    1.05      $      .25
    Income from discontinued operations                                           -             .08               -             .25
                                                                           ----------     ---------       ----------     ----------
    Net income                                                             $     .37      $     .03       $    1.05      $      .50
                                                                           ==========     ==========      ==========     ==========

DIVIDENDS PAID PER COMMON SHARE                                            $    .275      $    .275       $     .55      $      .55

-----------------------------------------------------------------------------------------------------------------------------------

(1) Effective January 1, 1998, Ashland and Marathon Oil Company formed Marathon Ashland Petroleum LLC (MAP), combining the refining, marketing and transportation operations of the two companies. Marathon has a 62% interest in MAP and Ashland holds a 38% interest, which is accounted for using the equity method of accounting. For comparison purposes, Ashland changed its method of accounting for the businesses contributed to MAP to the equity method effective October 1, 1997, the beginning of Ashland's current fiscal year, restating results for the quarter ended December 31, 1997. The change had no effect on net income, but reduced revenues, costs, assets and liabilities, and changed certain components of cash flow.
(2) Effective October 1, 1997, Ashland adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." As a result, equity income is now included in operating income, with prior periods restated.


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


-----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------------------
                                                                             March 31           September 30            March 31
(In millions)                                                                    1998(1)                1997                1997
-----------------------------------------------------------------------------------------------------------------------------------

                               ASSETS
                               ------
CURRENT ASSETS
    Cash and cash equivalents                                                 $      31            $     268            $     107
    Accounts receivable                                                           1,153                1,754                1,817
    Allowance for doubtful accounts                                                 (20)                 (24)                 (26)
    Inventories - Note A                                                            525                  729                  805
    Deferred income taxes                                                           105                  119                  114
    Other current assets                                                            125                  149                  168
                                                                              ----------           ----------           ----------
                                                                                  1,919                2,995                2,985
INVESTMENTS AND OTHER ASSETS
    Investment in Marathon Ashland Petroleum LLC (MAP)                            2,074                    -                    -
    Cost in excess of net assets of companies acquired                              184                  120                  137
    Coal supply agreements and other intangible assets                              209                  237                  167
    Net assets of discontinued operations held for sale                              41                   18                  358
    Other noncurrent assets                                                         383                  516                  552
                                                                              ----------           ----------           ----------
                                                                                  2,891                  891                1,214
PROPERTY, PLANT AND EQUIPMENT
    Cost                                                                          4,134                7,471                7,576
    Accumulated depreciation, depletion and amortization                         (1,889)              (3,580)              (3,744)
                                                                              ----------           ----------           ----------
                                                                                  2,245                3,891                3,832
                                                                              ----------           ----------           ----------

                                                                              $   7,055            $   7,777            $   8,031
                                                                              ==========           ==========           ==========
                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

CURRENT LIABILITIES
    Debt due within one year                                                  $     304            $      93            $     282
    Trade and other payables                                                      1,164                2,045                2,079
    Income taxes                                                                     50                  123                   39
                                                                              ----------           ----------           ----------
                                                                                  1,518                2,261                2,400
NONCURRENT LIABILITIES
    Long-term debt (less current portion)                                         1,697                1,639                2,058
    Employee benefit obligations                                                    772                  854                  877
    Reserves of captive insurance companies                                         176                  161                  171
    Other long-term liabilities and deferred credits                                542                  565                  463
    Commitments and contingencies - Note E
                                                                              ----------           ----------           ----------
                                                                                  3,187                3,219                3,569
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                      283                  273                  250

COMMON STOCKHOLDERS' EQUITY                                                       2,067                2,024                1,812
                                                                              ----------           ----------           ----------

                                                                              $   7,055            $   7,777            $   8,031
                                                                              ==========           ==========           ==========

----------
1) See footnote (1) on Page 2.



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

-----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------------
                                            Preferred           Common       Paid-in         Retained
(In millions)                                   stock            stock       capital         earnings        Other          Total
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT OCTOBER 1, 1996                     $  293         $     64       $   280        $   1,185      $    (8)       $ 1,814
   Net income                                                                                      43                          43
   Dividends
     Preferred stock                                                                              (10)                        (10)
     Common stock                                                                                 (35)                        (35)
   Issued common stock under
     Preferred stock conversion                  (290)               9           281                                            -
     Stock incentive plans                                           1            20                                           21
     Employee savings plan                                                         1                                            1
   Preferred stock redemption                      (3)                                                                         (3)
   Other changes                                                                                               (19)           (19)
                                               -------        ---------      --------       ----------     --------       --------
BALANCE AT MARCH 31, 1997                      $    -         $     74       $   582        $   1,183      $   (27)       $ 1,812
                                               =======        =========      ========       ==========     ========       ========

BALANCE AT OCTOBER 1, 1997                     $    -         $     75       $   605        $   1,379      $   (35)       $ 2,024
   Net income                                                                                      81                          81
   Dividends on common stock                                                                      (42)                        (42)
   Issued common stock under
     Stock incentive plans                                                        10                                           10
     Acquisition of operations
       of other companies                                            1             1                3                           5
   Other changes                                                                  (2)                           (9)           (11)
                                               -------        ---------      --------       ----------     --------       --------
BALANCE AT MARCH 31, 1998                      $    -         $     76       $   614        $   1,421      $   (44)       $ 2,067
                                               =======        =========      ========       ==========     ========       ========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                     4

----------------------------------------------------------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Six months ended
                                                                                                               March 31
                                                                                                     -------------------------
(In millions)                                                                                        1998(1)              1997
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM CONTINUING OPERATIONS
    Income from continuing operations                                                            $     81             $     26
    Expense (income) not affecting cash
      Depreciation, depletion and amortization                                                        167                  262
      Deferred income taxes                                                                            19                   26
      Equity income from affiliates                                                                   (87)                  (7)
      Dividends received from equity affiliates                                                        41                    5
      Other noncash items                                                                              16                   27
    Change in operating assets and liabilities (2)                                                   (255)                (219)
                                                                                                 ---------            ---------
                                                                                                      (18)                 120

CASH FLOWS FROM FINANCING
    Proceeds from issuance of long-term debt                                                          150                   87
    Proceeds from issuance of capital stock                                                             7                   14
    Proceeds from sale-leaseback transactions                                                          56                    -
    Repayment of long-term debt                                                                      (154)                (115)
    Increase in short-term debt                                                                       216                  146
    Dividends paid                                                                                    (46)                 (47)
                                                                                                 ---------            ---------
                                                                                                      229                   85

CASH FLOWS FROM INVESTMENT
    Additions to property, plant and equipment                                                       (150)                (186)
    Purchase of leased assets associated with the formation of MAP                                   (254)                   -
    Purchase of operations - net of cash acquired                                                    (145)                 (44)
    Proceeds from sale of operations                                                                   26                    -
    Investment purchases (3)                                                                         (152)                 (57)
    Investment sales and maturities (3)                                                               248                   80
    Other - net                                                                                       (21)                  10
                                                                                                 ---------            ---------
                                                                                                     (448)                (197)
                                                                                                 ---------            ---------

CASH PROVIDED (USED) BY CONTINUING OPERATIONS                                                        (237)                   8
    Cash used by discontinued operations                                                                -                   (5)
                                                                                                 ---------            ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                     (237)                   3

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                       268                  104(4)
                                                                                                 ---------            ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                        $     31             $    107
                                                                                                 =========            =========

---------------------------------------------------------------------------------------------------------------------------------

(1) See footnote (1) on Page 2.
(2)  Excludes  changes  resulting  from  operations  acquired or sold.
(3) Represents primarily investment transactions of captive insurance companies.
(4) Includes $27 million of cash and cash equivalents of Arch Mineral Corporation that was presented on a consolidated basis effective October 1, 1996.


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

         INTERIM FINANCIAL REPORTING

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end audit adjustments which may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. Results of operations for the periods ended March 31, 1998, are not necessarily indicative of results to be expected for the year ending September 30, 1998.

         INVENTORIES

           --------------------------------------------------------------------------------------------------------------------
                                                                             March 31        September 30            March 31
           (In millions)                                                         1998                1997                1997
           --------------------------------------------------------------------------------------------------------------------
           Chemicals                                                          $   374              $  341              $  357
           Petroleum products                                                      52                 289                 329
           Other products                                                         125                 174                 177
           Crude oil                                                                -                 277                 345
           Materials and supplies                                                  36                  64                  67
           Excess of replacement costs over LIFO carrying values                  (62)               (416)               (470)
                                                                              --------             -------             -------
                                                                              $   525              $  729              $  805
                                                                              ========             =======             =======

NOTE B - RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

         In addition to the restatement for discontinued operations described in Note C, the financial statements and information by industry segment for the periods ended March 31, 1997, have been restated for three other items. None of these restatements had any impact on net income or earnings per share.

         Ashland Coal, Inc. and Arch Mineral Corporation merged on July 1, 1997, into a new corporation known as Arch Coal, Inc., in which Ashland has a 55% ownership interest. Beginning in the September 1997 quarter, Arch Coal was consolidated in Ashland's financial statements. Prior interim quarters in fiscal 1997 were restated to reflect Arch Mineral on a consolidated basis for comparison purposes. Arch Mineral was previously accounted for on the equity method.

         Effective October 1, 1997, Ashland adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related
         Information." As a result, equity income is now included in operating income, with prior periods restated.

         Effective October 1, 1997, responsibility for marketing of the petrochemicals and lube base stocks manufactured by Ashland
         Petroleum was transferred from Ashland Chemical and Valvoline to Refining and Marketing, now MAP. Information by industry segment for prior periods was restated to reflect the transfer.

------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE C - DISCONTINUED OPERATIONS

         On July 1, 1997, Ashland sold the domestic exploration and production operations of Blazer Energy Corporation. On May 6, 1998, Ashland completed the sale of its exploration and production operations in Nigeria. The transaction will be reflected in the June quarter and is expected to result in a modest gain. In
         Ashland's view, the transaction also resolves and concludes previous disputes between Ashland Inc., the government of Nigeria and applicable governmental agencies. Accordingly, results from the Exploration segment are shown as discontinued operations with prior periods restated. Components of amounts reflected in the income statements, balance sheets and cash flow statements are presented in the following table.

                   --------------------------------------------------------------------------------------------------------
                                                                  Three months ended                Six months ended
                                                                       March 31                         March 31
                                                               --------------------------      ----------------------------
                   (In millions)                                    1998           1997             1998            1997
                   --------------------------------------------------------------------------------------------------------
                   INCOME STATEMENT DATA
                   Revenues                                    $       -      $      74        $       -       $     154
                   Costs and expenses                                  -            (70)               -            (138)
                                                               ----------     ----------       ----------      ----------
                   Operating income                                    -              4                -              16
                   Income tax benefit (expense)                        -              1                -               1
                                                               ----------     ----------       ----------      ----------
                   Net income                                  $       -      $       5        $       -       $      17
                                                               ==========     ==========       ==========      ==========
                   BALANCE SHEET DATA
                   Current assets                                                              $      98       $      88
                   Investments and other assets                                                        1               8
                   Property, plant and equipment - net                                                52             428
                   Current liabilities                                                               (57)            (69)
                   Noncurrent liabilities                                                            (53)            (97)
                                                                                               ----------      ----------
                   Net assets held for sale                                                    $      41       $     358
                                                                                               ==========      ==========
                   CASH FLOW DATA
                   Cash flows from operations                                                  $       -       $      14
                   Cash flows from investment                                                          -             (19)
                                                                                               ----------      ----------
                   Cash used by discontinued operations                                        $       -       $      (5)
                                                                                               ==========      ==========


NOTE D - ACQUISITIONS

         During the six months ended March 31, 1998, APAC acquired 10 Missouri-based companies known as the Masters-Jackson group, strengthening APAC's capabilities in asphalt production and paving, concrete paving, aggregate production and bridge-building. Valvoline acquired the Eagle One(R) brand of premium automotive appearance products. In addition, Ashland Chemical made several smaller acquisitions to expand its distribution and specialty chemical businesses and APAC acquired several smaller construction businesses. Eagle One and one of the smaller APAC acquisitions were acquired by the issuance of a total of $32 million in Ashland common stock and were accounted for as poolings of interests. Prior periods were not restated since the effects would have been insignificant. The other acquisitions were accounted for as purchases and did not have a significant effect on Ashland's consolidated financial statements.

         In March 1998, Arch Coal announced an agreement to acquire Atlantic Richfield's (ARCO) domestic coal operations in a transaction valued at $1.14 billion. A resulting new joint venture known as Arch Western

------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE D - ACQUISITIONS  (CONTINUED)

         Resources LLC will include ARCO's Colorado, Utah, and Wyoming mines and Arch's Wyoming operations. Arch will own 99% of the new venture and ARCO will own 1%. The transaction is scheduled to close on June 1, 1998. Consummation is conditioned upon obtaining all necessary governmental and regulatory consents and other customary conditions. The boards of directors of Arch Coal and ARCO have approved the transaction.

         This transaction will make Arch the No. 2 U.S. coal producer with annual sales of nearly 110 million tons and revenues of almost $2 billion. Strategically positioned in eastern and western coal markets, Arch will be better able to serve electric utilities as they adapt to deregulation and stricter environmental standards in the year 2000. For more information on this transaction, refer to Ashland's Form 8-K filed on March 23, 1998.

         In connection with the transaction, Arch requested PNC Markets, Inc. and J. P. Morgan Securities, Inc. to arrange a $1.575 billion financing for Arch Western and Arch Coal, in the aggregate. While the facilities for each company are structured to stand alone with no guarantees, they will be structured to allow for a substantially free flow of funds between Arch Western and Arch Coal. In support of the transaction, PNC Bank, National Association and Morgan Guaranty Trust Company of New York have each committed $975 million and $600 million, respectively, for a total of $1.575 billion. The financing consists of three 5-year facilities: a $675 million non-amortizing term loan to Arch Western, a $300 million fully amortizing term loan to Arch Coal, and a $600 million revolver to Arch Coal.

         Borrowings under the Arch Coal credit facilities will be used to finance the acquisition of ARCO's operations, to pay related fees and expenses, to refinance existing corporate debt and for general corporate purposes. Borrowings under the Arch Western credit facility will be used to fund a cash distribution by Arch Western to ARCO of $700 million. The Arch Western credit facility is not guaranteed by Arch Coal. None of these facilities are guaranteed by Ashland.

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

NOTE E - LITIGATION, CLAIMS AND CONTINGENCIES (CONTINUED)

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

NOTE F - REFINING AND MARKETING JOINT VENTURE

         Effective January 1, 1998, Ashland and Marathon Oil Company formed Marathon Ashland Petroleum LLC (MAP), combining the refining, marketing and transportation operations of the two companies. Marathon has a 62% interest in MAP and Ashland holds a 38% interest, which is accounted for using the equity method of accounting. For comparison purposes, Ashland changed its method of accounting for the businesses contributed to MAP to the equity method effective October 1, 1997, the beginning of Ashland's current fiscal year, restating results for the quarter ended December 31, 1997. The change had no effect on net income, but reduced revenues, costs, assets and liabilities, and changed certain components of cash flow.

         The following table sets forth certain unaudited pro forma financial information for Ashland assuming MAP was formed as of the beginning of both fiscal 1998 and 1997. This pro forma financial information may not be indicative of the results of operations for Ashland that would have resulted if the transaction had occurred as of the dates assumed or which will be obtained in the future.

         ---------------------------------------------------------------------------------------------------------------------
                                                                                                         Six months ended
                                                                                                             March 31
                                                                                                       -----------------------
           (In millions except per share data)                                                             1998         1997
         ----------------------------------------------------------------------------------------------------------------------
           Revenues                                                                                    $  3,790     $  3,626
           Income from continuing operations (1)                                                             34           33
           Net income                                                                                        34           50
           Diluted earnings per share
              Income from continuing operations (1)                                                         .44          .35
              Net income                                                                                    .44          .61

         ---------
         (1) Excluding inventory adjustments associated with the formation of MAP and changes in MAP's inventory market valuation reserves, pro forma income from continuing operations would have been $82 million ($1.07 per share) in 1998 and $50 million ($.61 per share) in 1997. Reported income from continuing operations, excluding these inventory adjustments, was $79 million ($1.02 per share) in 1998 and $26 million ($.25 per share) in 1997.

-------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE F - REFINING AND MARKETING JOINT VENTURE (CONTINUED)

         Unaudited income statement information for MAP for the three months ended March 31, 1998, follows (in millions). Such results included inventory adjustments associated with the formation of MAP and changes in MAP's inventory market valuation reserve. The reserve reflects the excess of the LIFO cost of MAP's crude oil and refined product inventories over their net realizable values. These adjustments increased MAP's income from operations by $9 million.

           Sales                                                  $  4,589
           Income from operations                                      138
           Net income                                                  141

         MAP is organized as a limited liability corporation (LLC) that has elected to be taxed as a partnership. Therefore, the parents are responsible for income taxes applicable to their share of MAP's taxable income. The net income reflected above for MAP does not include any provision for income taxes which will be incurred by MAP's parents.

NOTE G - COMPUTATION OF EARNINGS PER SHARE

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings per Share." FAS 128 replaced the previously reported primary and fully diluted earnings per share (EPS) with basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effects of options and convertible securities. Diluted EPS is very similar to the previously reported fully diluted EPS. EPS amounts for all periods have been presented, and where necessary, restated to conform to the FAS 128 requirements. The following table sets forth the computation of basic and diluted EPS from continuing operations. Common shares issuable upon conversion of convertible preferred stock and convertible debentures which were outstanding during the periods ended March 31, 1997, were not included in the computation of diluted EPS because the effect would be antidilutive.

         ---------------------------------------------------------------------------------------------------------------------
                                                                          Three months ended             Six months ended
                                                                               March 31                      March 31
                                                                         -----------------------       -----------------------
           (In millions except per share data)                               1998         1997             1998         1997
         ---------------------------------------------------------------------------------------------------------------------
           NUMERATOR
              Income from continuing operations                          $     28     $      2         $     81     $     26
              Preferred stock dividends                                         -           (5)               -          (10)
                                                                         ---------    ---------        ---------    ---------
              Numerator for basic and diluted EPS -
                Income (loss) available to common shares                 $     28     $     (3)        $     81     $     16
                                                                         =========    =========        =========    =========
           DENOMINATOR
              Denominator for basic EPS - Weighted-average
                common shares outstanding                                      76           65               75           65
              Common shares issuable upon exercise of stock options             1            -                2            1
                                                                         ---------    ---------        ---------    ---------
              Denominator for diluted EPS - Adjusted weighted-
                average shares and assumed conversions                         77           65               77           66
                                                                        =========    =========        =========    =========
           BASIC EPS FROM CONTINUING OPERATIONS                          $    .37     $   (.05)        $   1.07     $    .25
                                                                        =========    =========        =========    =========
           DILUTED EPS FROM CONTINUING OPERATIONS                        $    .37     $   (.05)        $   1.05     $    .25
                                                                        =========    =========        =========    =========
                                    10




----------------------------------------------------------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENTS
----------------------------------------------------------------------------------------------------------------------------------
                                                                      Three months ended                    Six months ended
                                                                           March 31                             March 31
                                                                  -----------------------------       -----------------------------
(Dollars in millions except as noted)                                   1998(1)          1997(2)            1998(1)          1997(2)
-----------------------------------------------------------------------------------------------------------------------------------
SALES AND OPERATING REVENUES
   Ashland Chemical                                               $    1,047       $      952         $    2,061       $    1,880
   APAC                                                                  197              191                535              496
   Valvoline                                                             235              257                488              507
   Refining and Marketing                                                  -            1,638                  -            3,415
   Arch Coal                                                             299              355                628              700
   Intersegment sales
     Refining and Marketing                                                -              (42)                 -              (94)
     Other                                                                (6)              (5)               (13)             (13)
                                                                  -----------      -----------        -----------      -----------
                                                                  $    1,772       $    3,346         $    3,699       $    6,891
                                                                  ===========      ===========        ===========      ===========
OPERATING INCOME (3)
   Ashland Chemical                                               $       36       $       33         $       90       $       68
   APAC                                                                    -                -                 19               19
   Valvoline                                                               5               23                 16               36
   Refining and Marketing (4)                                             41               (8)                77                8
     Inventory valuation adjustments  (5)                                  4                -                  4                -
   Arch Coal                                                              22               34                 50               58
   General corporate expenses                                            (14)             (13)               (30)             (28)
                                                                  -----------      -----------        -----------      -----------
                                                                  $       94       $       69         $      226       $      161
                                                                  ===========      ===========        ===========      ===========
OPERATING INFORMATION
   (mbpd = thousand barrels per day)
   APAC construction backlog
     At end of period                                             $      825       $      654         $      825       $      654
     Increase during period                                       $      174       $       90         $      132       $        7
   Valvoline lubricant sales (mbpd)                                     15.6             15.3               15.6             14.9
   Refining and Marketing (6)
     Refined products sold (mbpd)                                    1,142.5
     Crude oil refined (mbpd)                                          905.3
   Arch Coal
     Tons sold (millions)                                               11.9             13.9               24.6             27.6
     Sales price per ton                                          $    25.23       $    25.50         $    25.46       $    25.42
-----------------------------------------------------------------------------------------------------------------------------------

(1)  See footnote (1) on Page 2.
(2) Effective October 1, 1997, responsibility for marketing of the petrochemicals and lube base stocks manufactured by Ashland Petroleum was transferred from Ashland Chemical and Valvoline to Refining and Marketing, now MAP. Prior periods have been restated to reflect the transfer.
(3) Effective October 1, 1997, Ashland adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." As a result, equity income is now included in operating income, with prior periods restated.
(4) Effective January 1, 1998, includes Ashland's equity income from MAP, amortization of Ashland's excess investment in MAP, and certain retained refining and marketing activities.
(5) Represents Ashland's share of inventory adjustments associated with the formation of MAP and changes in MAP's inventory market valuation reserve. The reserve reflects the excess of the LIFO cost of MAP's crude oil and refined product inventories over their net realizable values.
(6) Amounts represent 100% of the volumes of MAP, which commenced operations January 1, 1998.

-------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

         CURRENT QUARTER - Ashland recorded net income of $28 million for the quarter ended March 31, 1998, the second quarter of its 1998 fiscal year, which included net income of $2 million from inventory valuation adjustments related to Marathon Ashland Petroleum LLC (MAP), the oil refining and marketing joint venture formed January 1, 1998, between Ashland and Marathon Oil Company. The quarter's results compare to net income of $7 million for the quarter ended March 31, 1997. Although last year's second quarter included net income of $5 million from discontinued operations of the former Exploration segment, results for this year's second quarter were enhanced by lower net interest costs resulting from the use of the proceeds from the sale of the domestic Exploration operations to reduce debt. The improvement in earnings can be attributed to increased operating income from Refining and Marketing and Ashland Chemical, partially offset by declines from Valvoline and Arch Coal.

         YEAR-TO-DATE - Ashland recorded net income of $81 million for the six months ended March 31, 1998. This amount includes $9 million in unusual net income, including the March-quarter inventory valuation adjustments and a December-quarter gain from the sale of Ashland's 23% interest in Melamine Chemicals. Net income for the six months ended March 31, 1997, amounted to $43 million. Although the 1997 period included income from discontinued operations of $17 million, results for the 1998 period benefited from a $19 million reduction in net interest costs resulting from the use of the sales proceeds to reduce debt. The improvement in earnings is primarily the result of an increase in operating income from Refining and Marketing and Ashland Chemical, partially offset by declines from Valvoline and Arch Coal.

         Results for the periods ended March 31, 1997, have been restated for a variety of reasons as described in Notes B and C to the condensed consolidated financial statements on Pages 6 and 7. These restatements present the results for the prior year's periods on a basis consistent with the current year's presentation and all comparisons within this discussion reflect these restatements.

         The formation of MAP on January 1, 1998, resulted in a restatement of Ashland's results for the quarter ended December 31, 1997, as described in Note F to the condensed consolidated financial statements on Page 9. This restatement presents results for both the quarter and six months ended March 31, 1998, on a consistent basis. However, since the 1997 periods were not restated, results for the 1998 and 1997 periods for the Refining and Marketing segment are not comparable.

         ASHLAND CHEMICAL

         CURRENT QUARTER - Ashland Chemical reported operating income of $36 million for the quarter ended March 31, 1998, compared to $33 million for the same period a year ago. Specialty chemicals led the improvement with a record second-quarter performance. Drew Industrial, Composite Polymers and Specialty Polymers & Adhesives all established second-quarter divisional operating income records, primarily on the strength of increased sales volumes. Results from distribution and petrochemical businesses were comparable to those reported in the same quarter last year.

         YEAR-TO-DATE - Ashland Chemical reported operating income of $90 million for the six months ended March 31, 1998, compared to $68 million for the first half of fiscal 1997. The current period includes a pretax gain of $14 million on the sale of Ashland's 23% interest in Melamine Chemicals. Excluding the

-------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------------------------------------------

         ASHLAND CHEMICAL (CONTINUED)

         gain, the $8 million improvement in operating income came from the specialty chemicals and petrochemicals groups. Specialty chemicals benefited from margin improvements in the Drew Marine and Drew Industrial divisions. The increase in petrochemicals reflected better margins for maleic anhydride. Results for the distribution group were comparable to last year.

         APAC

         CURRENT QUARTER - For the second quarter of fiscal 1998, APAC's construction operations reported essentially break-even results. Similar results were reported for the March 1997 quarter. January and February 1998 were the wettest months on record for the Southeast and the rain limited construction activity.

         YEAR-TO-DATE - The APAC construction companies reported operating income of $19 million for the first six months of both fiscal 1998 and 1997. Net revenue (total revenue less subcontract work) was up 9%, while hot mix asphalt production was up 5% and crushed aggregate production was up 17% for the current year-to-date period compared to the prior year. The construction backlog at March 31, 1998, amounted to $825 million (an all-time record) and represented a 26% improvement over the level of March 1997. If the weather cooperates, APAC should have an excellent summer construction season.

         In February 1998, APAC completed the acquisition of 10 Missouri-based companies known as the Masters-Jackson group. Masters-Jackson, which generated revenues of more than $100 million in 1997, strengthens APAC's capabilities in asphalt production and paving, concrete paving, aggregate production and bridge-building.

         VALVOLINE

         CURRENT QUARTER - Valvoline reported operating income of $5 million for the quarter ended March 31, 1998, compared to $23 million for the quarter ended March 31, 1997. The decrease in earnings was primarily the result of lower R-12 refrigerant sales volumes and prices. Ample inventory at the distributor and retail level reduced early season demand for R-12. The current quarter was also negatively impacted by higher operating expenses related to the roll-out of new services for First Recovery, Valvoline's used oil collection unit, and by acquisition costs associated with the February 1998 acquisition of California-based Eagle One Industries. With a wide product portfolio that includes waxes, polishes and cleaners, the Eagle One acquisition fills Valvoline's need for a premium masterbrand for "above the hood" appearance applications. The core North American lubricants business performed well during the quarter, generating operating income about equal to that recorded in the March 1997 quarter.

         YEAR-TO-DATE - Valvoline reported operating income of $16 million for the six months ended March 31, 1998, compared to $36 million for the comparable 1997 period. The decrease was generally due to the same factors discussed in the quarterly comparison.

-------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------------------------------------------

         REFINING AND MARKETING

         CURRENT QUARTER - Operating income from Refining and Marketing (excluding $4 million in net favorable inventory valuation adjustments) amounted to $41 million for the quarter ended March 31, 1998, compared to a loss of $8 million for the quarter ended March 31, 1997. As described previously in this discussion and discussed further in Note F to the condensed consolidated financial statements beginning on Page 9, the formation of MAP effective January 1, 1998, makes operating results between the current and prior year periods not comparable. Refining and Marketing operating income for the quarter ended March 31, 1998, consisted of Ashland's equity income from MAP, amortization of Ashland's excess investment in MAP, and certain retained refining and marketing activities. The operating loss reported for the quarter ended March 31, 1997, represents Ashland's 100% interest in the businesses contributed to MAP. While the improvement in operating income resulted principally from more favorable industry conditions in the March 1998 quarter, a different mix of operations resulting from the formation of MAP was also a significant factor in the improvement. In addition, the March 1997 quarter was impacted by heavy flooding in the Ohio Valley which limited the ability to ship product on the river.

         Potential efficiencies derived by MAP have been broadly estimated to be in excess of $200 million annually on a pretax basis. While a modest part of these efficiencies are beginning to be realized, full realization should occur over the next few years as MAP's integration plans are implemented.

         A major maintenance turnaround was completed at the Garyville, La., refinery in the March 1998 quarter. MAP is implementing a maintenance and safety improvement program at the Catlettsburg, Ky., Canton, Ohio, and St. Paul Park, Minn., refineries which will result in the scheduled shutdown of certain production units at various times over the next several months. MAP does not expect product shortages as a result of this downtime. The costs of the program, as well as the effects of reduced production levels, could have a negative impact on MAP profitability during the remainder of calendar 1998, however, such effects are not expected to be material to Ashland.

         YEAR-TO-DATE - Refining and Marketing reported operating income of $77 million for the six months ended March 31, 1998, excluding $4 million in net favorable inventory valuation adjustments. This amount represents 100% of the operating income generated in the quarter ended December 31, 1997, by the businesses Ashland
         contributed  to  MAP,  plus  the  March  1998  quarterly   results
         described  above.  For  the  six  months  ended  March  31,  1997,
         Ashland's former refining and marketing businesses generated $8 million in operating income. In addition to the improvement described in the quarterly comparison above, Ashland's former businesses reported a $20 million increase in operating income for the December 1997 quarter, compared to the December 1996 quarter. This increase was the result of lower average crude oil costs for the quarter and improved refining margins. In addition, retail gasoline margins also improved, and sales of gasoline and merchandise increased.

         ARCH COAL

         CURRENT QUARTER - Arch Coal reported operating income of $22 million for the quarter ended March 31, 1998, compared to combined earnings of $34 million from Arch Mineral and Ashland Coal for the quarter ended March 31, 1997. The decline was due to the previously announced expiration at the end of calendar 1997 of an above-market-priced contract with Georgia Power, severe weather conditions and the January closing of an eastern Kentucky mine.

-------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------------------------------------------

         ARCH COAL (CONTINUED)

         YEAR-TO-DATE - Arch Coal reported operating income of $50 million for the six months ended March 31, 1998, compared to combined earnings of $58 million from Arch Mineral and Ashland Coal for the six months ended March 31, 1997. Cost savings related to the merger have made a positive contribution to earnings. However, sales volumes are down 11% and margins have declined, due in part to the scheduled expiration of the Georgia Power contract.

         In March 1998, Arch Coal announced an agreement to acquire Atlantic Richfield's (ARCO) domestic coal operations in a transaction valued at $1.14 billion. See Note D to the condensed consolidated financial statements on pages 7 and 8 for a description of this matter.

         GENERAL CORPORATE EXPENSES

         General corporate expenses amounted to $14 million in the quarter ended March 31, 1998, compared to $13 million for the quarter ended March 31, 1997. Year-to-date amounts were $30 million for the current year versus $28 million for the prior year. The increases reflect decreased allocations of corporate general and administrative expenses to Refining and Marketing as a result of the formation of MAP. This increase was partially offset by a dividend of $5 million received in the March 1998 quarter from Oil Insurance Limited, an industry captive insurance company in which Ashland holds an investment.

         INTEREST EXPENSE (NET OF INTEREST INCOME)

         For the three months ended March 31, 1998, interest expense (net of interest income) totaled $40 million, compared to $45 million for the March 1997 quarter. Year-to-date amounts were $71 million for the current year versus $90 million for the prior year. The decline reflected a decrease in interest expense as a result of Ashland's improved financial position. Ashland used the proceeds from the July 1997 sale of its domestic exploration and production operations to significantly reduce its debt levels. However, this decline was partially offset due to increased debt levels resulting from $254 million in purchases of leased assets in December 1997 and January 1998 associated with the formation of MAP.

         DISCONTINUED OPERATIONS

         See Note C to the condensed consolidated financial statements on Page 7 for a discussion of the discontinued operations of the former Exploration segment.

FINANCIAL POSITION

         LIQUIDITY

         Ashland's financial position has enabled it to obtain capital for its financing needs and to maintain investment grade ratings on its senior debt of Baa2 from Moody's and BBB from Standard & Poor's. Ashland has a revolving credit agreement providing for up to $320 million in borrowings, under which no borrowings were outstanding at March 31, 1998. At that date, Arch Coal also had a revolving credit agreement providing for up to $500 million in borrowings, of which $125 million was in use. Under a shelf registration, Ashland can issue an additional $220 million in medium-term notes should future

-------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------------------------------------------

FINANCIAL POSITION (CONTINUED)

         LIQUIDITY (CONTINUED)


         opportunities or needs arise. Ashland and Arch Coal also have access to various uncommitted lines of credit and commercial paper markets, under which short-term notes and commercial paper of $253 million were outstanding at March 31, 1998.

         Cash flows from continuing operations, a major source of Ashland's liquidity, amounted to a deficit of $18 million for the six months ended March 31, 1998, compared to $120 million for the six months ended March 31, 1997. This decrease was due in part to the change in accounting to the equity method for Ashland's former Refining and Marketing operations. This change in accounting effectively reduces operating cash flows by reclassifying the capital expenditures for property, plant and equipment for these operations from investing activities to operating activities. Property additions for Refining and Marketing amounted to $77 million for the six months ended March 31, 1997. The current period was also affected by increased working capital requirements and the payment of income taxes related to the sale of Ashland's domestic exploration and production operations.

         Operating working capital (accounts receivable and inventories, less trade and other payables) at March 31, 1998, was $494 million, compared to $414 million at September 30, 1997, and $517 million at March 31, 1997. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 77% of current liabilities at March 31, 1998, and 88% at September 30, 1997. Ashland's working capital is affected by its use of the LIFO method of inventory valuation, which valued inventories $62 million below their replacement costs at March 31, 1998.

         CAPITAL RESOURCES

         For the six months ended March 31, 1998, property additions amounted to $150 million, compared to $186 million for the same period last year. The prior year includes $77 million for the businesses contributed to MAP. Property additions and cash dividends for the remainder of fiscal 1998 are estimated at $270 million and $45 million, respectively. Ashland anticipates meeting its remaining 1998 capital requirements for property additions, dividends and $40 million in contractual maturities of long-term debt from internally generated funds. However, external financing may be necessary to provide funds for acquisitions. On February 17, 1998, Ashland issued $150 million aggregate principal amount of 6.625% Senior Notes due 2008. See Note D to the condensed consolidated financial statements on Pages 7 and 8 for a description of new credit facilities connected with Arch Coal's pending acquisition of ARCO's domestic coal operations.

         Ashland's capital employed at March 31, 1998, consisted of debt (46%), minority interest (6%) and common stockholders' equity (48%). Debt as a percent of capital employed was 46% at March 31, 1998, compared to 43% at September 30, 1997. At March 31, 1998, long-term debt included about $170 million of floating-rate debt, and the interest rates on an additional $270 million of fixed-rate debt had converted to floating rates through interest rate swap agreements. As a result, interest costs for the remainder of 1998 will fluctuate based on short-term interest rates on about $440 million of Ashland's consolidated long-term debt, as well as on any short-term notes and commercial paper.

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

-------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------------------------------------------

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

         The above discussion under "Results of Operations - Refining and Marketing" contains forward-looking statements with respect to the amount and timing of efficiencies to be realized by MAP. Some factors that could potentially cause actual results to differ materially from present expectations include unanticipated costs to implement shared technology, difficulties in integrating corporate structures, delays in leveraging volume procurement advantages or delays in personnel rationalization. The same discussion also contains forward-looking statements regarding maintenance and safety programs which are based on a number of assumptions, including (among others) the time required to complete the maintenance and safety programs, costs and downtime related to these activities, and the effect of reduced production on profitability. To the extent these assumptions prove inaccurate, actual results could be materially different than present expectations.

                        PART II - OTHER INFORMATION
------------------------------------------------------------------------------

ITEM 1.    LEGAL PROCEEDINGS

     Environmental Proceedings - (1) As of March 31, 1998, Ashland had been identified as a "potentially responsible party" ("PRP") under Superfund or similar state laws for potential joint and several liability for cleanup costs in connection with alleged releases of hazardous substances in connection with 80 waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the USEPA or a state agency, in which Ashland may be participating as a member of various PRP groups. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for the costs of site cleanup or oversight expended, and/or long-term monitoring of environmental conditions at the sites. Ashland carefully monitors the investigatory and remedial activity at many of these sites. Based on its experience with site remediation, its familiarity with current environmental laws and regulations, its analysis of the specific hazardous substances at issue, the existence of other financially viable PRPs and its current estimates of investigatory, clean-up and monitoring costs at each site, Ashland believes that its liability at these sites, either individually or in the aggregate, after taking into account established reserves, will not have a material adverse effect on Ashland's consolidated financial position, cash flow or liquidity. However, such matters could have a material effect on results of operations in a particular quarter or fiscal year as they develop or as new issues are identified. Estimated costs for these matters are recognized in accordance with generally accepted accounting principles governing the likelihood that costs will be incurred and Ashland's ability to reasonably estimate future costs. For additional information regarding Superfund, see the "Miscellaneous - Governmental Regulation and Action-Environmental Protection" section of Ashland's Form 10-K.

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

     (4) On October 24, 1996, the rock strata overlaying an abandoned underground mine adjacent to the coal-refuse impoundment used by an Arch Coal subsidiary's preparation plant failed, resulting in an accidental discharge of approximately 6.3 million gallons of water and fine coal slurry into a tributary of the Powell River in Lee County, Virginia. At the request of the USEPA and the U.S. Fish & Wildlife Service, the United States Attorney for the Western District of Virginia has opened a criminal investigation of the 1996 incident. Arch Coal is cooperating with the investigation, the results of which are not expected until sometime in calendar 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

        27.1         Financial Data Schedule for the quarter ended March 31,
                     1998
        27.2 Restated Financial Data Schedule for the quarter ended December 31, 1997

(b)   Reports on Form 8-K

     A report on Form 8-K/A dated January 1, 1998 was filed to file audited financial statements of Marathon Oil Company downstream businesses and pro forma financial information to reflect Ashland Inc.'s acquisition of a 38% interest in Marathon Ashland Petroleum LLC.

     A report on Form 8-K dated March 23, 1998 was filed to announce that Arch Coal, Inc. had executed definitive agreements whereby Arch Coal would acquire Atlantic Richfield Company's Colorado and Utah coal operations and simultaneously combine the acquired operations and Arch Coal's Wyoming operations with ARCO's Wyoming operations in a new joint venture called Arch Western Resources LLC.

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


                                                   Ashland Inc.
                                       ------------------------------------
                                                   (Registrant)




Date __________________                /s/ Kenneth L. Aulen
                                       ------------------------------------
                                        Kenneth L. Aulen
                                        Administrative Vice President and
                                         Controller
                                        (Chief Accounting Officer)


Date____________________               /s/ Thomas L. Feazell
                                       ------------------------------------
                                        Thomas L. Feazell
                                        Senior Vice President, General Counsel
                                         and Secretary

                                 EXHIBIT INDEX

      Exhibit
        No.              Description
    -----------      -------------------------------------------------------

        27.1         Financial Data Schedule for the quarter ended March 31,
                     1998
        27.2 Restated Financial Data Schedule for the quarter ended December 31, 1997