Form 10-Q
period 1998-06-30
ASHLAND INC
filed 1998-08-14
CIK 7694

==============================================================================


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                 FORM 10-Q



          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934




                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998



                       Commission file number 1-2918



                                ASHLAND INC.
                          (a Kentucky corporation)



                           I.R.S. No. 61-0122250
                             1000 Ashland Drive
                          Russell, Kentucky 41169



                      Telephone Number: (606) 329-3333



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No___

     At July 31, 1998, there were 76,470,285 shares of Registrant's Common Stock outstanding. One Right to purchase one-thousandth of a share of Series A Participating Cumulative Preferred Stock accompanies each outstanding share of Registrant's Common Stock.


==============================================================================

                       PART I - FINANCIAL INFORMATION


  -------------------------------------------------------------------------------------------------------------------------------

  ASHLAND INC. AND SUBSIDIARIES
  STATEMENTS OF CONSOLIDATED INCOME

  -------------------------------------------------------------------------------------------------------------------------------
                                                                          Three months ended              Nine months ended
                                                                               June 30                         June 30
                                                                       --------------------------      -------------------------
  (In millions except per share data)                                       1998           1997             1998          1997
  ------------------------------------------------------------------------------------------------------------------------------
  REVENUES
      Sales and operating revenues (including excise taxes)            $   1,705      $   3,299        $   4,777     $    9,491
      Equity income                                                          159             17              265             44
      Other                                                                   13             12               58             42
                                                                       -----------    ----------       -----------   -----------
                                                                           1,877          3,328            5,100          9,577
  COSTS AND EXPENSES
      Cost of sales and operating expenses                                 1,368          2,451            3,877          7,275
      Excise taxes on products and merchandise                                 -            253               -             748
      Selling, general and administrative expenses                           238            334              673            984
      Depreciation, depletion and amortization                                45             79              129            236
                                                                       -----------    ----------       -----------   -----------
                                                                           1,651          3,117            4,679          9,243
                                                                       -----------    ----------       -----------   -----------
  OPERATING INCOME                                                           226            211              421            334
      Interest expense (net of interest income)                              (33)           (38)             (96)          (112)
                                                                       -----------    ----------       -----------   -----------
  INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                                        193            173              325            222
      Income taxes                                                           (70)           (54)            (122)           (78)
                                                                       -----------    ----------       -----------   -----------
  INCOME FROM CONTINUING OPERATIONS                                          123            119              203            144
      Income from discontinued operations (net of income taxes)                -              9               -              26
                                                                       -----------    ----------       -----------   -----------
  INCOME BEFORE EXTRAORDINARY LOSS                                           123            128              203            170
      Extraordinary loss on early retirement of debt
      (net of income taxes)                                                    -             (2)              -              (2)
                                                                       -----------    ----------       -----------   -----------
  NET INCOME                                                           $     123      $     126       $      203     $      168
                                                                       ===========    ==========       ===========   ===========

  EARNINGS PER SHARE - Note G
  Basic
      Income from continuing operations                                $    1.61      $    1.60       $     2.69     $     1.98
      Income from discontinued operations                                      -            .11               -             .37
      Extraordinary loss                                                       -           (.02)              -            (.02)
                                                                       -----------    ----------       -----------   -----------
      Net income                                                       $    1.61      $    1.69       $     2.69     $     2.33
                                                                       ===========    ==========       ===========   ===========

  Diluted
      Income from continuing operations                                $    1.59      $    1.54       $     2.64     $     1.90
      Income from discontinued operations                                      -            .11                -            .33
      Extraordinary loss                                                       -           (.02)               -           (.02)
                                                                       -----------    ----------       -----------   -----------
      Net income                                                       $    1.59      $    1.63       $     2.64     $     2.21
                                                                       ===========    ===========      ===========   ===========

  DIVIDENDS PAID PER COMMON SHARE                                      $    .275      $    .275       $     .825     $     .825
                                                                       ===========    ===========      ===========   ===========





SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

-----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                June 30         September 30              June 30
(In millions)                                                                      1998                 1997                 1997
-----------------------------------------------------------------------------------------------------------------------------------

                               ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                 $      44            $     250            $     112
    Accounts receivable                                                           1,050                1,610                1,581
    Allowance for doubtful accounts                                                 (20)                 (25)                 (27)
    Inventories - Note A                                                            486                  660                  717
    Deferred income taxes                                                            90                  103                  105
    Other current assets                                                            145                  122                  132
                                                                              ----------           ----------           ----------
                                                                                  1,795                2,720                2,620
INVESTMENTS AND OTHER ASSETS
    Investment in Marathon Ashland Petroleum LLC (MAP)                            2,119                    -                    -
    Investment in Arch Coal                                                         426                  403                  406
    Cost in excess of net assets of companies acquired                              179                  120                  150
    Net assets of discontinued operations held for sale                               -                   18                  341
    Other noncurrent assets                                                         369                  523                  468
                                                                              ----------           ----------           ----------
                                                                                  3,093                1,064                1,365
PROPERTY, PLANT AND EQUIPMENT
    Cost                                                                          2,315                5,567                5,478
    Accumulated depreciation, depletion and amortization                         (1,225)              (2,889)              (2,841)
                                                                              ----------           ----------           ----------
                                                                                  1,090                2,678                2,637
                                                                              ----------           ----------           ----------

                                                                              $   5,978            $   6,462            $   6,622
                                                                              ==========           ==========           ==========
                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Debt due within one year                                                  $     230            $      49            $     337
    Trade and other payables                                                      1,032                1,867                1,757
    Income taxes                                                                     63                  112                   24
                                                                              ----------           ----------           ----------
                                                                                  1,325                2,028                2,118
NONCURRENT LIABILITIES
    Long-term debt (less current portion)                                         1,509                1,356                1,580
    Employee benefit obligations                                                    436                  539                  533
    Reserves of captive insurance companies                                         178                  161                  171
    Other long-term liabilities and deferred credits                                356                  354                  297
    Commitments and contingencies - Note E
                                                                              ----------           ----------           ----------
                                                                                  2,479                2,410                2,581

COMMON STOCKHOLDERS' EQUITY                                                       2,174                2,024                1,923
                                                                              ----------           ----------           ----------

                                                                              $   5,978            $   6,462            $   6,622
                                                                              ==========           ==========           ==========



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

  -------------------------------------------------------------------------------------------------------------------------------

  ASHLAND INC. AND SUBSIDIARIES
  STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

  --------------------------------------------------------------------------------------------------------------------------------
                                            Preferred           Common       Paid-in         Retained
  (In millions)                                 stock            stock       capital         earnings        Other          Total
  --------------------------------------------------------------------------------------------------------------------------------

  BALANCE AT OCTOBER 1, 1996                   $  293         $     64       $   280        $   1,185      $    (8)       $ 1,814
     Net income                                                                                   168                         168
     Dividends
       Preferred stock                                                                             (9)                         (9)
       Common stock                                                                               (56)                        (56)
     Issued common stock under
       Preferred stock conversion                (290)               9           281                                            -
       Stock incentive plans                                         1            25                                           26
       Employee savings plan                                                       1                                            1
     Preferred stock redemption                    (3)                                                                         (3)
     Other changes                                                                                             (18)           (18)
                                               -------        ---------      --------       ----------     --------       --------
  BALANCE AT JUNE 30, 1997                     $    -         $     74       $   587        $   1,288      $   (26)       $ 1,923
                                               =======        =========      ========       ==========     ========       ========

  BALANCE AT OCTOBER 1, 1997                   $    -         $     75       $   605        $   1,379      $   (35)       $ 2,024
     Net income                                                                                   203                         203
     Dividends on common stock                                                                    (62)                        (62)
     Issued common stock under
       Stock incentive plans                                                      13                                           13
       Acquisition of other companies                                1             1                7                           9
     Other changes                                                                (3)                          (10)           (13)
                                               -------        ---------      --------       ----------     --------       --------
  BALANCE AT JUNE 30, 1998                     $    -         $     76       $   616        $   1,527      $   (45)       $ 2,174
                                               =======        =========      ========       ==========     ========       ========




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Nine months ended
                                                                                                              June 30
                                                                                                      ----------------------------
(In millions)                                                                                          1998                 1997
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM CONTINUING OPERATIONS
    Income from continuing operations                                                              $    203             $    144
    Expense (income) not affecting cash
      Depreciation, depletion and amortization                                                          129                  236
      Deferred income taxes                                                                              27                   37
      Equity income from affiliates                                                                    (265)                 (44)
      Distributions from equity affiliates                                                              154                   16
      Other noncash items                                                                                (6)                   -
    Change in operating assets and liabilities (1)                                                     (224)                (155)
                                                                                                   -----------          -----------
                                                                                                         18                  234

CASH FLOWS FROM FINANCING
    Proceeds from issuance of long-term debt                                                            150                   87
    Proceeds from issuance of capital stock                                                               8                   19
    Repayment of long-term debt                                                                         (47)                 (60)
    Increase in short-term debt                                                                         171                  109
    Dividends paid                                                                                      (62)                 (65)
                                                                                                   -----------          -----------
                                                                                                        220                   90

CASH FLOWS FROM INVESTMENT
    Additions to property, plant and equipment                                                         (177)                (233)
    Purchase of leased assets associated with the formation of MAP                                     (254)                   -
    Purchase of operations - net of cash acquired                                                      (147)                 (67)
    Proceeds from sale of operations                                                                     26                    -
    Investment purchases (2)                                                                           (173)                (160)
    Investment sales and maturities (2)                                                                 272                  150
    Other - net                                                                                          19                   18
                                                                                                   -----------          -----------
                                                                                                       (434)                (292)
                                                                                                   -----------          -----------

CASH PROVIDED (USED) BY CONTINUING OPERATIONS                                                          (196)                  32
    Cash provided (used) by discontinued operations                                                     (10)                  10
                                                                                                   -----------          -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                       (206)                  42

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                         250                   70
                                                                                                   -----------          -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                          $     44             $    112
                                                                                                   ===========          ===========

-----------------------------------------------------------------------------------------------------------------------------------
(1)  Excludes  changes  resulting  from  operations  acquired or sold.
(2)  Represents   primarily   investment   transactions  of  captive
     insurance companies.


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

         INTERIM FINANCIAL REPORTING

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end audit adjustments which may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. Results of operations for the periods ended June 30, 1998, are not necessarily indicative of results to be expected for the year ending September 30, 1998.

         BASIS OF PRESENTATION

         Effective October 1, 1997, Ashland adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related
         Information." As a result, equity income is now included in operating income, with prior periods restated.

         Effective October 1, 1997, responsibility for marketing of the petrochemicals and lube base stocks manufactured by Ashland
         Petroleum was transferred from Ashland Chemical and Valvoline to Refining and Marketing, now MAP. Prior period information by industry segment was restated for the transfer.

         As described in Note B, Ashland's investment in Arch Coal is now accounted for on the equity method and prior periods were restated to reflect Ashland's coal investments on the equity method for all periods presented. However, as described in Note D, the formation of MAP required a change in accounting for Ashland's Refining and Marketing segment. Restatement of financial statements for years prior to 1998 was not permitted under generally accepted accounting principles. As a result, the 1998 and 1997 periods are not comparable.

         INVENTORIES

           --------------------------------------------------------------------------------------------------------------------
                                                                              June 30        September 30             June 30
           (In millions)                                                         1998                1997                1997
           --------------------------------------------------------------------------------------------------------------------
           Chemicals                                                          $   388              $  341              $  377
           Petroleum products                                                      50                 289                 318
           Other products                                                          96                 131                 133
           Crude oil                                                                -                 277                 287
           Materials and supplies                                                  10                  38                  36
           Excess of replacement costs over LIFO carrying values                  (58)               (416)               (434)
                                                                              --------             -------             -------
                                                                              $   486              $  660              $  717
                                                                              ========             =======             =======

NOTE B - ARCH COAL

         Ashland Coal, Inc. and Arch Mineral Corporation merged on July 1, 1997, into a new corporation known as Arch Coal, Inc., in which Ashland has a 55% ownership interest. Effective with the June 1998 quarter, Ashland early adopted Emerging Issues Task Force Issue No. 96-16 (EITF 96-16), "Investor's Accounting

--------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------

NOTE B - ARCH COAL (continued)

         for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights." The adoption of EITF 96-16 resulted in a change in the method of accounting for Ashland's investment in Arch Coal from consolidation to the equity method. As a result of the accounting change and the restatement of prior periods for comparison purposes, all of Ashland's coal investments are now accounted for on the equity method for all periods presented. The change had no effect on Ashland's net income or common stockholders' equity, but reduced its revenues, costs, assets and liabilities, and changed certain components of its cash flow. Arch Coal also files periodic reports, including annual reports on Form 10-K, pursuant to the Securities and Exchange Act of 1934.

         Unaudited income statement information for Arch Coal follows. Amounts for the periods ended June 30, 1997, are combined results for the former Arch Mineral Corporation and Ashland Coal, Inc.

                   --------------------------------------------------------------------------------------------------------
                                                                  Three months ended               Nine months ended
                                                                       June 30                          June 30
                                                               --------------------------      ----------------------------
                   (In millions)                                    1998           1997             1998            1997
                   --------------------------------------------------------------------------------------------------------
                   Sales                                       $     342      $     344        $     970       $   1,044
                   Income from operations                             27             31               80              91
                   Net income                                         14             22               50              63


NOTE C - DISCONTINUED OPERATIONS

         On July 1, 1997, Ashland sold the domestic exploration and production operations of Blazer Energy Corporation. On May 6, 1998, Ashland completed its withdrawal from the business through the sale of its exploration and production operations in Nigeria with no significant gain or loss. Accordingly, results from the Exploration segment are shown as discontinued operations. Components of amounts reflected in the income statements, balance sheets and cash flow statements are presented in the following table.

                   ---------------------------------------------------------------------------------------------------------------
                                                                         Three months ended               Nine months ended
                                                                              June 30                          June 30
                                                                      --------------------------      ----------------------------
                   (In millions)                                           1998           1997             1998            1997
                   ---------------------------------------------------------------------------------------------------------------
                   INCOME STATEMENT DATA
                   Revenues                                           $       -      $      62        $       -       $     216
                   Costs and expenses                                         -            (53)               -            (191)
                                                                      -----------    -----------      -----------     ------------
                   Operating income                                           -              9                -              25
                   Income tax benefit                                         -              -                -               1
                                                                      -----------    -----------      -----------     ------------
                   Net income                                         $       -      $       9        $       -       $      26
                                                                      ===========    ===========      ===========     ============
                   BALANCE SHEET DATA
                   Current assets                                                                     $       -       $      74
                   Investments and other assets                                                               -               8
                   Property, plant and equipment - net                                                        -             430
                   Current liabilities                                                                        -             (67)
                   Noncurrent liabilities                                                                     -            (104)
                                                                                                      -----------     ------------
                   Net assets held for sale                                                           $       -       $     341
                                                                                                      ===========     ============
                   CASH FLOW DATA
                   Cash flows from operations                                                         $     (36)      $      44
                   Cash flows from investment                                                                26             (34)
                                                                                                      -----------     ------------
                   Cash provided (used) by discontinued operations                                    $     (10)      $      10
                                                                                                      ===========     ============

                                     7

--------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------

NOTE D - REFINING AND MARKETING

         Effective January 1, 1998, Ashland and Marathon Oil Company formed Marathon Ashland Petroleum LLC (MAP), combining the major elements of the refining, marketing and transportation operations of the two companies. Marathon has a 62% interest in MAP and Ashland holds a 38% interest, which is accounted for using the equity method of accounting. For comparison purposes, Ashland changed its method of accounting for the businesses contributed to MAP to the equity method effective October 1, 1997, the beginning of Ashland's current fiscal year, restating results for the quarter ended December 31, 1997. The change had no effect on Ashland's net income or common stockholders' equity, but reduced its revenues, costs, assets and liabilities, and changed certain components of its cash flow.

         The following table sets forth certain unaudited pro forma financial information for Ashland assuming MAP was formed as of the beginning of both fiscal 1998 and 1997. This pro forma financial information may not be indicative of the results of operations for Ashland that would have resulted if the transaction had occurred as of the dates assumed or which will be obtained in the future.

           -------------------------------------------------------------------------------------------------------------------
                                                                                                         Nine months ended
                                                                                                              June 30
                                                                                                       -----------------------
           (In millions except per share data)                                                             1998         1997
           --------------------------------------------------------------------------------------------------------------------
           Revenues                                                                                    $  5,031     $  4,704
           Income from continuing operations (1)                                                            156          121
           Net income                                                                                       156          145
           Diluted earnings per share
              Income from continuing operations (1)                                                        2.03         1.61
              Net income                                                                                   2.03         1.91
         ---------
         (1)  Includes  inventory  adjustments  associated  with  the formation  of MAP  and  changes  in  MAP's  inventory  market
              valuation   reserves.   Pro  forma  income  from   continuing
              operations excluding these items would have been $204 million
              ($2.65 per share) in 1998 and $162 million  ($2.14 per share)
              in  1997.   Reported  income  from   continuing   operations,
              excluding  these  inventory  adjustments,  was  $200  million
              ($2.60 per share) in 1998 and $144 million  ($1.90 per share)
              in 1997.

         Unaudited income statement information follows for MAP for the three months and six months ended June 30, 1998. Such results included inventory adjustments associated with the formation of MAP and changes in MAP's inventory market valuation reserve. The reserve reflects the excess of the LIFO cost of MAP's crude oil and refined product inventories over their net realizable values. These adjustments increased MAP's income from operations by $3 million for the three months and $12 million for the six months ended June 30, 1998.

         ---------------------------------------------------------------------------------------------------------------------
                                                                                 Three months ended       Six months ended
           (In millions)                                                            June 30, 1998          June 30, 1998
         ---------------------------------------------------------------------------------------------------------------------
           Sales                                                                $               4,952   $              9,541
           Income from operations                                                                 409                    547
           Net income                                                                             417                    558

         MAP is organized as a limited liability corporation (LLC) that has elected to be taxed as a partnership. Therefore, the parents are responsible for income taxes applicable to their share of MAP's taxable income. The net income reflected above for MAP does not include any provision for income taxes which will be incurred by MAP's parents.

--------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------

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

         Ashland is a defendant in a series of cases involving more than 600 former workers at the Lockheed aircraft manufacturing facility in Burbank, California. The plaintiffs allege personal injury resulting from exposure to chemicals sold to Lockheed by Ashland, and inadequate labeling of such chemicals. The cases are being tried in the Superior Court of California for the County of Los Angeles. To date, five trials involving approximately 130 plaintiffs have resulted in total verdicts adverse to Ashland of $152.2 million ($146.7 million of which is punitive damages). The damage awards have been, or will be, appealed. Ashland believes, upon advice of counsel, that there is a substantial likelihood that the punitive damage awards will be reversed or substantially reduced.

         In addition to these matters, Ashland and its subsidiaries are parties to numerous other claims and lawsuits, some of which are for substantial amounts. While these actions are being contested, the outcome of individual matters is not predictable with assurance.

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

--------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------

NOTE F - ACQUISITIONS

         During the nine months ended June 30, 1998, APAC acquired 10 Missouri-based companies known as the Masters-Jackson group, strengthening APAC's capabilities in asphalt production and paving, concrete paving, aggregate production and bridge-building, and also acquired several smaller construction businesses. In addition, Valvoline acquired the Eagle One(R) brand of premium automotive appearance products, while Ashland Chemical made several smaller acquisitions to expand its distribution and specialty chemical businesses. Eagle One and three of the smaller APAC acquisitions were acquired by the issuance of a total of $41 million in Ashland common stock, certain of which were accounted for as poolings of interests. Prior periods were not restated since the effects would have been insignificant. The other acquisitions were accounted for as purchases and did not have a significant effect on Ashland's consolidated financial statements.

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

           -------------------------------------------------------------------------------------------------------------------
                                                                          Three months ended             Nine months ended
                                                                                June 30                       June 30
                                                                         -----------------------       -----------------------
           (In millions except per share data)                               1998         1997             1998         1997
           --------------------------------------------------------------------------------------------------------------------
           NUMERATOR
           Income from continuing operations                             $    123     $    119         $    203     $    144
           Preferred stock dividends                                            -            -                -           (9)
                                                                         ----------   ----------       ----------   -----------
           Numerator for basic EPS - Income
              available to common shares                                      123          119              203          135
           Effect of dilutive securities
              Dividends on convertible preferred stock                          -            -                -            9
              Interest on convertible debentures (net of income taxes)          -            1                -            4
                                                                         ----------   ----------       ----------   -----------
           Numerator for diluted EPS - Income available
              to common shares after assumed conversions                 $    123     $    120         $    203     $    148
                                                                         ==========   ==========       ==========   ===========
           DENOMINATOR
           Denominator for basic EPS - Weighted average
              common shares outstanding                                        76           74               76           68
           Common shares issuable upon
              Exercise of stock options                                         1            1                1            1
              Conversion of debentures                                          -            3                -            3
              Conversion of preferred stock                                     -            -                -            6
                                                                         ----------   ----------       ----------   -----------
           Denominator for diluted EPS - Adjusted weighted
              average shares and assumed conversions                           77           78               77           78
                                                                         ==========   ==========       ==========   ===========
           BASIC EPS FROM CONTINUING OPERATIONS                          $   1.61     $   1.60         $   2.69     $   1.98
                                                                         ==========   ==========       ==========   ===========
           DILUTED EPS FROM CONTINUING OPERATIONS                        $   1.59     $   1.54         $   2.64     $   1.90
                                                                         ==========   ==========       ==========   ===========

                                    10

----------------------------------------------------------------------------------------------------------------------------------
ASHLAND INC. AND SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

----------------------------------------------------------------------------------------------------------------------------------
                                                                        Three months ended                   Nine months ended
                                                                              June 30                             June 30
                                                                    -----------------------------       ----------------------------
  (Dollars in millions except as noted)                                   1998             1997               1998             1997
  ----------------------------------------------------------------------------------------------------------------------------------

  SALES AND OPERATING REVENUES
     Ashland Chemical                                               $    1,020       $    1,035         $    3,081       $    2,915
     APAC                                                                  428              347                963              843
     Valvoline                                                             260              285                749              792
     Refining and Marketing                                                  -            1,696                  -            5,111
     Intersegment sales
       Refining and Marketing                                                -              (57)                 -             (151)
       Other                                                                (3)              (7)               (16)             (19)
                                                                    ------------     ------------       -------------    -----------
                                                                    $    1,705       $    3,299         $    4,777       $    9,491
                                                                    ============     ============       =============    ===========
  OPERATING INCOME
     Ashland Chemical                                               $       42       $       50         $      132       $      118
     APAC                                                                   31               29                 50               48
     Valvoline                                                              17               29                 34               66
     Refining and Marketing (1)                                            147              103                224              110
       Inventory valuation adjustments  (2)                                  1                -                  5                -
     Arch Coal                                                               7               12                 25               32
     General corporate expenses                                            (19)             (12)               (49)             (40)
                                                                    ------------     ------------       -------------    -----------
                                                                    $      226       $      211         $      421       $      334
                                                                    ============     ============       =============    ===========
  OPERATING INFORMATION
     (mbpd = thousand barrels per day)
     APAC
       Construction backlog at June 30 (millions)                                                       $      875       $      701
       Hot mix asphalt production (million tons)                           7.2              5.9               14.8             13.2
       Aggregate production (million tons)                                 5.9              4.7               14.2             11.8
     Valvoline lubricant sales (mbpd)                                     17.6             16.4               16.2             15.4
     Refining and Marketing (3)
       Refined products sold (mbpd)                                    1,178.9                             1,160.8
       Crude oil refined (mbpd)                                          923.2                               914.3
     Arch Coal (4)
       Tons sold (millions)                                               16.8             13.5               41.4             41.1
       Tons produced (millions)                                           16.6             14.0               40.8             41.8
  ----------------------------------------------------------------------------------------------------------------------------------
(1)  Effective January 1, 1998,  includes Ashland's equity income from MAP, amortization  of  Ashland's  excess  investment  in MAP,  and  certain retained refining and marketing activities.
(2)  Represents  Ashland's share of inventory  adjustments  associated with the formation of MAP and changes in MAP's inventory  market  valuation reserve.  The  reserve  reflects  the excess of the LIFO cost of MAP's crude oil and refined  product  inventories  over their net realizable values.
(3)  Amounts  represent  100%  of  the  volumes  of  MAP,  which  commenced operations  January 1, 1998.
(4)  Includes tonnage of the domestic coal operations acquired from Atlantic
     Richfield effective June 1, 1998.


------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

------------------------------------------------------------------------------

RESULTS OF OPERATIONS

         CURRENT QUARTER - Ashland recorded net income of $123 million for the quarter ended June 30, 1998, including net income of $1 million from inventory valuation adjustments related to Marathon Ashland Petroleum LLC (MAP), the oil refining and marketing company formed January 1, 1998, between Ashland and Marathon Oil Company. The quarter's results compare to net income of $126 million for the quarter ended June 30, 1997, which included an extraordinary loss of $2 million on the early retirement of debt. Although last year's June quarter included net income of $9 million from discontinued operations of the former Exploration segment, results for this year's quarter were enhanced by lower net interest costs resulting from the use of the proceeds from the sale of those operations to reduce debt.

         YEAR-TO-DATE - Ashland recorded net income of $203 million for the nine months ended June 30, 1998. This amount includes $9 million in unusual net income, including MAP's inventory valuation adjustments and a December-quarter gain from the sale of Ashland's 23% interest in Melamine Chemicals. Net income for the nine months ended June 30, 1997, amounted to $168 million, including the $2 million extraordinary loss. Although the 1997 period included income from discontinued operations of $26 million, results for the 1998 period benefited from a $16 million reduction in net interest costs resulting from the use of the sales proceeds to reduce debt.

         Results for the periods ended June 30, 1997, have been restated for a variety of reasons as described in Note A to the condensed consolidated financial statements. These restatements present the results for the prior year's periods on a basis consistent with the current year's presentation and all comparisons within this discussion reflect these restatements.

         The formation of MAP on January 1, 1998, resulted in a restatement of Ashland's results for the quarter ended December 31, 1997, as described in Note D to the condensed consolidated financial statements. This restatement presents results for both the quarter and nine months ended June 30, 1998, on a consistent basis. However, since the 1997 periods were not restated, results for the 1998 and 1997 periods for the Refining and Marketing segment are not comparable.

         ASHLAND CHEMICAL

         CURRENT QUARTER - Ashland Chemical reported operating income of $42 million for the quarter ended June 30, 1998, compared to $50 million for the same period a year ago. The decline was due to a number of factors. First, the 1997 quarter included a small gain from the sale of foreign technology by Melamine Chemicals. Second, the downturn in Asian markets moderately affected Foundry Products and Electronic Chemicals in the Specialty Chemicals Group.
         Finally, softer methanol markets led to a decline in the Petrochemicals Group. Operating income from the Distribution Group was up slightly, reflecting improvements from the European plastics operations.

         YEAR-TO-DATE - Ashland Chemical reported operating income of $132 million for the nine months ended June 30, 1998, compared to $118 million for the same period of fiscal 1997. The current period includes a pretax gain of $14 million on the sale of Ashland's 23% interest in Melamine Chemicals. Operating income for the Distribution Group was up slightly reflecting improvements from the European plastics businesses, Fine Ingredients and General Polymers, more than offsetting a decline in IC&S. Results for the Specialty Chemicals Group were also up slightly as improvements in Drew Marine, Specialty Polymers &

------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

------------------------------------------------------------------------------

         ASHLAND CHEMICAL (continued)

         Adhesives, Composite Polymers and Drew Industrial were partially offset by declines in Electronic Chemicals and Foundry Products. The downturn in the Asian markets contributed to these declines. The Petrochemicals Group was off slightly as reduced profits from methanol more than offset improvements from maleic anhydride.

         APAC

         CURRENT QUARTER - For the third quarter of fiscal 1998, APAC's construction operations reported record June quarter operating income of $31 million, compared to $29 million for the June 1997 quarter. Favorable weather conditions across the Southeast and Midwest led to increased construction activity as well as record materials production.

         YEAR-TO-DATE - The APAC construction companies reported operating income of $50 million for the first nine months of fiscal 1998, compared to $48 million for the 1997 period. Net revenue (total revenue less subcontract work) was up 16%, while hot mix asphalt production was up 12% and crushed aggregate production was up 21% from 1997. The construction backlog at June 30, 1998, amounted to $875 million, the highest ever reported, and represented a 25% improvement over the level of June 1997. In addition, the reauthorization of the federal highway funding program bodes well for APAC. Based on current estimates, the states in which APAC operates should see an average increase in annual highway funding of $3.3 billion (59%) for the six year program.

         VALVOLINE

         CURRENT  QUARTER  -  Valvoline  reported  operating  income of $17 million for the quarter ended June 30, 1998, compared to $29 million for the quarter ended June 30, 1997. The decrease in earnings was primarily the result of lower R-12 refrigerant sales volumes and prices. Ample inventory at the distributor and retail levels reduced the demand for R-12. The current quarter was also negatively impacted by lower used oil fuel prices for First Recovery, Valvoline's used oil collection unit. The decline also reflects increased advertising and promotional expenses for the successful introduction of Valvoline's Synpower(R) automotive chemicals line and Eagle One(R) appearance products. Valvoline's core lubricants business performed very well, with favorable volumes and margins compared to 1997.

         YEAR-TO-DATE - Valvoline reported operating income of $34 million for the nine months ended June 30, 1998, compared to $66 million for the comparable 1997 period. The decrease was generally due to the same factors discussed in the quarterly comparison, and also includes the costs associated with the February 1998 acquisition of Eagle One Industries.

         REFINING AND MARKETING

         CURRENT QUARTER - Operating income from Refining and Marketing (excluding $1 million in net favorable inventory valuation adjustments) amounted to $147 million for the quarter ended June 30, 1998, compared to $103 million for the quarter ended June 30, 1997. As described previously in this discussion and discussed further in Note D to the condensed consolidated financial statements, the formation of MAP effective January 1, 1998, makes operating results between the current and prior year periods not

--------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------

         REFINING AND MARKETING (continued)

         comparable. Refining and Marketing operating income for the quarter ended June 30, 1998, consisted of Ashland's equity income from MAP, amortization of Ashland's excess investment in MAP, and certain retained refining and marketing activities. Operating income for the quarter ended June 30, 1997, represents Ashland's 100% interest in its former refining and marketing businesses. While the improvement in operating income resulted principally from more favorable industry conditions in the June 1998 quarter, a different mix of operations resulting from the formation of MAP was also a significant factor in the improvement. Because of its Midwest market position, MAP enjoys stronger product margins compared to the Gulf or East Coast reference markets. MAP continues to successfully capture efficiency benefits and is continuing the integration process. The current focus is on actively integrating the logistical, retail marketing, wholesale marketing and refining operations, as well as administrative functions that Ashland and Marathon transferred to MAP.

         Potential efficiencies derived by MAP have been broadly estimated to be in excess of $200 million annually on a pretax basis. While part of these efficiencies are beginning to be realized, full realization should occur over the next few years as MAP's integration plans are implemented.

         MAP is implementing a maintenance and safety improvement program at the Catlettsburg, Ky., Canton, Ohio, and St. Paul Park, Minn., refineries which has or will result in the scheduled shutdown of certain production units at various times over the next several months. MAP does not expect product shortages as a result of this downtime. The costs of the program, as well as the effects of reduced production levels, could have a negative impact on MAP profitability during the remainder of calendar 1998, however, such effects are not expected to be material to Ashland.

         YEAR-TO-DATE - Refining and Marketing reported operating income of $224 million for the nine months ended June 30, 1998, excluding $5 million in net favorable inventory valuation adjustments. This amount represents 100% of the operating income generated in the quarter ended December 31, 1997, by the businesses Ashland contributed to MAP, plus Ashland's share of MAP's earnings for the six months ended June 30, 1998, amortization of Ashland's excess investment in MAP, and certain retained refining and marketing activities. For the nine months ended June 30, 1997, Ashland's former refining and marketing businesses generated $110 million in operating income. Reported results for the six months ended June 30, 1998, show a $94 million improvement over the same period last year, and reflect the same factors described in the quarterly comparison above. In addition, the March 1997 quarter was impacted by heavy flooding in the Ohio Valley which limited the ability to ship product on the river. Ashland's former businesses reported a $20 million increase in operating income for the December 1997 quarter, compared to the December 1996 quarter. This increase was the result of lower average crude oil costs for the quarter and improved refining margins. In addition, retail gasoline margins also improved, and sales of gasoline and merchandise increased.

         ARCH COAL

         CURRENT QUARTER - Operating income generated from Ashland's investment in Arch Coal amounted to $7 million for the quarter ended June 30, 1998, compared to combined earnings of $12 million from Ashland's investments in Arch Mineral and Ashland Coal for the quarter ended June 30, 1997. The decline was due to the previously announced expiration at the end of calendar 1997 of an above-market-priced contract with

------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

------------------------------------------------------------------------------

         ARCH COAL (continued)

         Georgia Power, the January closing of a longwall mining operation in eastern Kentucky and higher interest costs related to the $1.14 billion acquisition of Atlantic Richfield's (ARCO) domestic coal operations completed on June 1, 1998. The transaction makes Arch Coal the nation's second largest coal producer with expected coal sales of nearly 110 million tons annually, annual revenues of about $1.8 billion, and a reserve base of approximately 3.4 billion tons. Arch is now a much stronger competitor in a rapidly consolidating industry.

         YEAR-TO-DATE - Operating income generated from Ashland's investment in Arch Coal amounted to $25 million for the nine months ended June 30, 1998, compared to combined earnings of $32 million from Ashland's investments in Arch Mineral and Ashland Coal for the nine months ended June 30, 1997. Cost savings related to the merger have made a positive contribution to earnings. However, these savings and the positive impact of the June 1998 operating results from the ARCO operations were more than offset by the factors described in the current quarter comparison above.

         GENERAL CORPORATE EXPENSES

         General corporate expenses amounted to $19 million in the quarter ended June 30, 1998, compared to $12 million for the quarter ended June 30, 1997. Year-to-date amounts were $49 million for the current year versus $40 million for the prior year. The absolute level of G&A expenses is actually down somewhat; however, due to the formation of MAP and the sale of Ashland's exploration business, a greater amount has been retained at the corporate level. On July 20, 1998, Ashland announced a program to substantially reduce G&A expenses. The program, which is already under way, includes the relocation of corporate headquarters to Covington, Ky., in the Cincinnati metropolitan area, and a restructuring of administrative functions companywide. The restructuring process is expected to result in the elimination of 150 to 225 jobs at corporate headquarters in Ashland, Ky., and will result in a charge against September 1998 earnings.

         INTEREST EXPENSE (NET OF INTEREST INCOME)

         For the three months ended June 30, 1998, interest expense (net of interest income) totaled $33 million, compared to $38 million for the June 1997 quarter. Year-to-date amounts were $96 million for the current year versus $112 million for the prior year. The decline reflected a decrease in interest expense as a result of Ashland's improved financial position. Ashland used the proceeds from the July 1997 sale of its domestic exploration and production operations to significantly reduce its debt levels. However, this reduction was partially offset by increased debt levels resulting from $254 million in purchases of leased assets in December 1997 and January 1998 associated with the formation of MAP and by acquisitions during 1998.

         DISCONTINUED OPERATIONS

         See Note C to the condensed  consolidated financial statements for
         a  discussion  of  the  discontinued   operations  of  the  former
         Exploration segment.

------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

------------------------------------------------------------------------------

FINANCIAL POSITION

         LIQUIDITY

         Ashland's financial position has enabled it to obtain capital for its financing needs and to maintain investment grade ratings on its senior debt of Baa2 from Moody's and BBB from Standard & Poor's. Ashland has a revolving credit agreement providing for up to $320 million in borrowings, under which no borrowings were outstanding at June 30, 1998. Under a shelf registration, Ashland can issue an additional $220 million in medium-term notes should future opportunities or needs arise. Ashland also has access to various uncommitted lines of credit and commercial paper markets, under which short-term notes and commercial paper of $174 million were outstanding at June 30, 1998.

         Cash flows from continuing operations, a major source of Ashland's liquidity, amounted to $18 million for the nine months ended June 30, 1998, compared to $234 million for the nine months ended June 30, 1997. This decrease was due in part to the change in accounting to the equity method for Ashland's former Refining and Marketing operations. This change in accounting effectively reclassifies the capital expenditures for property, plant and equipment for these operations from investing activities to a reduction of cash flows from operations. Property additions for Refining and Marketing amounted to $108 million for the nine months ended June 30, 1997. The current period was also affected by increased working capital requirements and the payment of income taxes related to the sale of Ashland's domestic exploration and production operations.

         Operating working capital (accounts receivable and inventories, less trade and other payables) at June 30, 1998, was $484 million, compared to $378 million at September 30, 1997, and $514 million at June 30, 1997. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 81% of current liabilities at June 30, 1998, compared to 90% at September 30, 1997, and 79% at June 30, 1997. Ashland's working capital is affected by its use of the LIFO method of inventory valuation, which valued inventories $58 million below their replacement costs at June 30, 1998.

         CAPITAL RESOURCES

         For the nine months ended June 30, 1998, property additions amounted to $177 million, compared to $233 million for the same period last year. The prior year includes $108 million for the businesses contributed to MAP. Property additions and cash dividends for the remainder of fiscal 1998 are estimated at $89 million and $21 million. On August 7, 1998, Ashland's Board of Directors authorized the company to repurchase up to 4 million shares of its common stock in the open market. The timing and exact number of shares to be purchased will be dependent on market conditions. Ashland anticipates meeting its remaining 1998 capital requirements for property additions, dividends, common share repurchases and $14 million in contractual maturities of long-term debt from internally generated funds. In February 1998, Ashland issued $150 million aggregate principal amount of 6.625% Senior Notes due 2008.

         Ashland's capital employed at June 30, 1998, consisted of debt (44%) and common stockholders' equity (56%). In comparison, debt as a percent of capital employed amounted to 41% at September 30, 1997, and 50% at June 30, 1997. At June 30, 1998, long-term debt included about $40 million of floating-rate debt, and the interest rates on an additional $270 million of fixed-rate debt were converted to floating rates through interest rate swap agreements. As a result, interest costs for the remainder of 1998 will fluctuate

------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

------------------------------------------------------------------------------

         CAPITAL RESOURCES (continued)

         based  on  short-term  interest  rates on about  $310  million  of
         Ashland's   consolidated   long-term  debt,  as  well  as  on  any
         short-term notes and commercial paper.

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

         During 1997, the U.S. Environmental Protection Agency (EPA) completed comprehensive inspections of three refineries owned by Ashland prior to the formation of MAP. See Note E to the condensed consolidated financial statements for a discussion of this matter.

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

YEAR 2000 ISSUE

         Ashland, like most other companies, is faced with the Year 2000 Issue, which is the result of computer programs written with two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 instead of the year 2000. This could result in a system failure or miscalculations causing disruptions of operations or financial processes, such as equipment failures or a temporary inability to process transactions or send invoices.

         Ashland began developing plans in 1994 to address the possible exposures related to the impact of the Year 2000 Issue. A project team is responsible for coordinating the assessment, remediation, testing and implementation of the necessary modifications to its key computer applications (which consist of internally

------------------------------------------------------------------------------

ASHLAND INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

------------------------------------------------------------------------------

YEAR 2000 ISSUE (continued)

         developed computer applications, as well as third party software, hardware and embedded chip systems) to assure such systems and related processes will continue to function after December 31, 1999.

         The assessment phase related to internally developed computer applications has been completed and the estimated additional costs for making the necessary changes to such systems, including implementation and testing efforts, are not expected to exceed $10 million and will be expensed as incurred. This estimate was based on various factors including availability of internal and external resources and complexity of the software applications. Such estimate does not include costs of new systems for which the principal justification is improved business functionality, rather than Year 2000 compliance.

         The investigation and assessment phase for the third party software, hardware and embedded chip systems is underway. Included in this phase of the project is an effort to obtain representations and assurances from third party vendors that their software and hardware products being used by Ashland are or will be Year 2000 compliant. Implementation and testing phases are expected to be completed in 1999.

         Ashland's goal is to ensure that all of the critical systems and processes remain functional. However, because certain systems may be interrelated with systems outside the control of Ashland, there can be no assurances that all implementations will be successful. Ashland does not expect the costs to modify its systems or to correct any unsuccessful system implementations will have a material adverse impact on its financial position, results of operations or cash flows.


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

                        PART II - OTHER INFORMATION
-----------------------------------------------------------------------------

ITEM 1.           LEGAL PROCEEDINGS

     Environmental Proceedings - (1) As of June 30, 1998, Ashland had been identified as a "potentially responsible party" ("PRP") under Superfund or similar state laws for potential joint and several liability for cleanup costs in connection with alleged releases of hazardous substances in connection with 83 waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the USEPA or a state agency, in which Ashland may be participating as a member of various PRP groups. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for the costs of site cleanup or oversight expended, and/or long-term monitoring of environmental conditions at the sites. Ashland carefully monitors the investigatory and remedial activity at many of these sites. Based on its experience with site remediation, its familiarity with current environmental laws and regulations, its analysis of the specific hazardous substances at issue, the existence of other financially viable PRPs and its current estimates of investigatory, clean-up and monitoring costs at each site, Ashland believes that its liability at these sites, either individually or in the aggregate, after taking into account established reserves, will not have a material adverse effect on Ashland's consolidated financial position, cash flow or liquidity. However, such matters could have a material effect on results of operations in a particular quarter or fiscal year as they develop or as new issues are identified. Estimated costs for these matters are recognized in accordance with generally accepted accounting principles governing the likelihood that costs will be incurred and Ashland's ability to reasonably estimate future costs. For additional information regarding Superfund, see the "Miscellaneous Governmental Regulation and Action-Environmental Protection" section of Ashland's Form 10-K.

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

     (4) On October 24, 1996, the rock strata overlaying an abandoned underground mine adjacent to the coal-refuse impoundment used by an Arch Coal subsidiary's preparation plant failed, resulting in an accidental discharge of approximately 6.3 million gallons of water and fine coal slurry into a tributary of the Powell River in Lee County, Virginia. Certain civil actions regarding this incident were resolved in 1997. At the request of the USEPA and the U.S. Fish & Wildlife Service, the United States Attorney for the Western District of Virginia has opened a criminal investigation of the 1996 incident. Arch Coal is cooperating with the investigation, the results of which are not expected until sometime later this year.

     Lockheed Litigation - Ashland is a defendant in a series of cases involving more than 600 former workers at the Lockheed aircraft manufacturing facility in Burbank, California. The plaintiffs allege personal injury resulting from exposure to chemicals sold to Lockheed by Ashland., and inadequate labeling of such chemicals. The cases are being tried in the Superior Court of the State of California for the County of Los Angeles. To date, five trials involving approximately 130 plaintiffs have resulted in total verdicts adverse to Ashland of $152.2 million ($146.7 million of which is punitive damages). The damage awards have been, or will be, appealed. Ashland believes, upon advice of counsel, that there is a substantial likelihood that the punitive damage awards will be reversed or substantially reduced, and that, after taking into account possible recoveries under insurance policies, these cases will not have a material adverse effect on Ashland's consolidated financial position, cash flow or liquidity.

ITEM 5. OTHER INFORMATION

     Amended Rule 14a-4, adopted by the SEC on May 21, 1998, and with an effective date of June 29, 1998, sets a 45-day advance notice requirement for a shareholder proposal not proposed for inclusion in a company's proxy statement. Under the amended rule, if a proponent does not notify the company at least 45 days prior to the month and day on which the company mailed the prior year's proxy statement, then the company's management proxies would be allowed to use discretionary voting authority when the proposal is raised at the annual shareholders' meeting, without including any discussion of the matter in the company's proxy statement. The 45-day advance notice provision is superseded by an advance notice by-law provision and by state law. Article II, Section 2 of Ashland's By-laws provides that for business to be properly brought before an annual meeting of Ashland's shareholders, the proponent must give Ashland written notice not later than 90 days in advance of the meeting (unless the meeting is held earlier than the last Thursday in January, in which case notice to the company must be given within 10 days after the first public disclosure of the date of the annual meeting). Ashland's advance notice By-law provision supersedes Rule 14a-4's 45-day advance notice requirement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

     27.1        Financial  Data  Schedule  for the quarter  ended June 30,
                 1998
     27.2        Restated  Financial  Data  Schedule for the quarter  ended
                 March 31, 1998
     27.3        Restated  Financial  Data  Schedule for the quarter  ended
                 December 31, 1997
     27.4        Restated  Financial  Data  Schedule  for  the  year  ended
                 September 30, 1997
     27.5        Restated  Financial  Data  Schedule for the quarter  ended
                 June 30, 1997
     27.6        Restated  Financial  Data  Schedule for the quarter  ended
                 March 31, 1997
     27.7        Restated  Financial  Data  Schedule for the quarter  ended
                 December 31, 1996
     27.8        Restated  Financial  Data  Schedule  for  the  year  ended
                 September 30, 1996
     27.9        Restated  Financial  Data  Schedule  for  the  year  ended
                 September 30, 1995

(b)  Reports on Form 8-K

         A report on Form 8-K dated June 1, 1998 was filed to announce that Arch Coal, Inc. had completed the acquisition of Atlantic Richfield's domestic coal operations.

                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Ashland Inc.
                                      ----------------------------------
                                                  (Registrant)




Date                                   /s/ Kenneth L. Aulen
     ---------------                  ----------------------------------
                                        Kenneth L. Aulen
                                        Administrative Vice
                                        President and Controller
                                        (Chief Accounting Officer)


Date                                   /s/ Thomas L. Feazell
     ----------------                  ---------------------------------
                                       Thomas L. Feazell
                                       Senior Vice President, General Counsel
                                       and Secretary

                               EXHIBIT INDEX



    Exhibit
      No.                        Description
--------- -----------------------------------------------------------------


     27.1 Financial Data Schedule for the quarter ended June 30, 1998

     27.2 Restated  Financial Data Schedule for the quarter ended March 31,
          1998

     27.3 Restated  Financial  Data Schedule for the quarter ended December
          31, 1997

     27.4 Restated Financial Data Schedule for the year ended September 30,
          1997

     27.5 Restated  Financial  Data Schedule for the quarter ended June 30,
          1997

     27.6 Restated  Financial Data Schedule for the quarter ended March 31,
          1997

     27.7 Restated  Financial  Data Schedule for the quarter ended December
          31, 1996

     27.8 Restated Financial Data Schedule for the year ended September 30,
          1996

     27.9 Restated Financial Data Schedule for the year ended September 30,
          1995