Form 10-K
period 1998-09-30
ASHLAND INC
filed 1998-11-30
CIK 7694

=============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

            Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No / /

     Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

     At October 30, 1998, based on the New York Stock Exchange closing price, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $3,249,504,576. In determining this amount, the Registrant has assumed that directors, certain of its executive officers, and persons known to it to be the beneficial owners of more than five percent of its common stock are affiliates. Such assumption shall not be deemed conclusive for any other purpose.

     At October 30, 1998, there were 75,057,315 shares of Registrant's common stock outstanding.

                    Documents Incorporated by Reference

     Portions of Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1998 are incorporated by reference into Parts I and II.

     Portions of Registrant's definitive Proxy Statement for its January 28, 1999 Annual Meeting of Shareholders are incorporated by reference into
Part III.

=============================================================================

                             TABLE OF CONTENTS

                                                                                     Page

PART I
          Item 1.    Business .......................................................  1
                              Ashland Chemical.......................................  1
                              APAC...................................................  3
                              Valvoline..............................................  4
                              Refining and Marketing.................................  5
                              Arch Coal..............................................  7
                              Miscellaneous..........................................  9
          Item 2.    Properties...................................................... 12
          Item 3.    Legal Proceedings............................................... 12
          Item 4.    Submission of Matters to a
                       Vote of Security Holders...................................... 13
          Item X.    Executive Officers of Ashland................................... 13
PART II
          Item 5.    Market for Registrant's Common Stock and Related
                       Security Holder Matters....................................... 14
          Item 6.    Selected Financial Data......................................... 14
          Item 7.    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations........................... 14
          Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...... 14
          Item 8.    Financial Statements and Supplementary Data..................... 14
          Item 9.    Changes in and Disagreements with Accountants
                       on Accounting and Financial Disclosure........................ 14
PART III
          Item 10.   Directors and Executive Officers of the Registrant.............. 14
          Item 11.   Executive Compensation.......................................... 14
          Item 12.   Security Ownership of Certain Beneficial
                       Owners and Management......................................... 14
          Item 13.   Certain Relationships and Related Transactions.................. 14
PART IV
          Item 14.   Exhibits, Financial Statement Schedules and Reports
                       on Form 8-K................................................... 15



                                   PART I

ITEM 1. BUSINESS

     Ashland Inc. is a Kentucky corporation, organized on October 22, 1936, with its principal executive offices located at 1000 Ashland Drive, Russell, Kentucky 41169 (Mailing Address: P.O. Box 391, Ashland, Kentucky 41114) (Telephone: (606) 329-3333). Effective January 4, 1999, Ashland's principal executive offices will be located at 50 E. RiverCenter Boulevard, Covington, Kentucky 41012 (Mailing Address: 50 E. RiverCenter Boulevard, P.O. Box 391, Covington, Kentucky 41012-0391) (Telephone: (606) 815-3333).
The terms "Ashland" and the "Company" as used herein include Ashland Inc. and its consolidated subsidiaries, except where the context indicates otherwise.

     Ashland's businesses are grouped into five industry segments: Ashland Chemical, APAC, Valvoline, Refining and Marketing and Arch Coal. Financial information about these segments for the three fiscal years ended September 30, 1998 is set forth on Pages 60 and 61 of Ashland's Annual Report to Shareholders for the fiscal year ended September 30, 1998 ("Annual Report").

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

     Valvoline is a marketer of branded, packaged motor oil and automotive chemicals, automotive appearance products, antifreeze, filters, rust preventives and coolants. In addition, Valvoline is engaged in the "fast oil change" business through outlets operating under the Valvoline Instant Oil Change(R) name.

     Effective January 1, 1998, Ashland and USX-Marathon completed a transaction to form Marathon Ashland Petroleum LLC ("MAP"), which combined major portions of the supply, refining, marketing and transportation operations of the two companies. Marathon has a 62% interest in MAP, and Ashland holds a 38% interest. MAP operates seven refineries with a total crude oil refining capacity of 935,000 barrels per day. Refined products are distributed through a network of independent and company-owned outlets in the Midwest, the upper Great Plains and the southeastern United States. Ashland accounts for its investment in MAP using the equity method of accounting.

     Ashland's coal operations are conducted by Arch Coal, Inc., which is owned 55% by Ashland and is publicly traded. Arch Coal produces, transports, processes and markets bituminous coal produced in Central Appalachia and the western and midwestern United States. Ashland accounts for its investment in Arch Coal using the equity method of accounting.

     At September 30, 1998, Ashland and its consolidated subsidiaries had approximately 21,200 employees (excluding contract employees).


                              ASHLAND CHEMICAL

     Ashland Chemical Company, a division of Ashland, is engaged in the manufacture, distribution and sale of a wide variety of chemicals, fine ingredients and plastic products. Ashland Chemical owns and operates 36 manufacturing facilities and participates in 13 manufacturing joint ventures in 11 states and 19 foreign countries. In addition, Ashland Chemical owns or leases approximately 100 distribution facilities in North America and 25 distribution facilities in 17 foreign countries. Ashland Chemical is comprised of the following operations:

DISTRIBUTION

     INDUSTRIAL CHEMICALS & SOLVENTS DIVISION - This division markets specialty chemicals, additives and solvents to industrial chemical users in major markets through distribution centers in the United States, Canada, Mexico and Puerto Rico. It distributes approximately 7,000 chemicals, solvents, additives and raw materials made by many of the nation's leading chemical manufacturers and a growing number of offshore producers. It specializes in supplying mixed truckloads and less-than-truckload quantities to many industries, including the paint and coatings, inks, adhesives, polymer, rubber, industrial and institutional compounding, automotive, appliance and paper industries. It also offers customers chemical waste collection, disposal and recycling services, working in cooperation with major chemical waste services companies.

     GENERAL POLYMERS DIVISION - This division markets a broad range of thermoplastic resins to injection molding, extruders, blow molders, and rotational molders in the plastics industry through distribution locations in the United States, Canada, Mexico and Puerto Rico. It also provides plastic material transfer and packaging services and less-than-truckload quantities of packaged thermoplastics. The division's basic resins group markets bulk wide-spec and off-grade thermoplastic resins to a variety of proprietary processors in North America.

     FRP SUPPLY DIVISION - This division markets to customers in the reinforced plastics and cultured marble industries mixed truckload and less-than-truckload quantities of polyester resins, fiberglass and other specialty reinforcements, catalysts and allied products from distribution locations located throughout North America.

      FINE INGREDIENTS DIVISION - This division distributes cosmetic and pharmaceutical specialty chemicals and food-grade and nutritional additives and ingredients across North America.

     ASHLAND PLASTICS EUROPE - This division markets a broad range of thermoplastics to processors in Europe. Ashland Plastics Europe has distribution centers located in Belgium, Finland, France, Germany, Ireland, Italy, the Netherlands, Norway, Spain, Sweden and the United Kingdom and has compounding manufacturing facilities located in Italy and Spain.

SPECIALTY CHEMICALS

     COMPOSITE POLYMERS DIVISION - This division manufactures and sells a broad range of chemical-resistant, fire-retardant and general-purpose grades of unsaturated polyester and vinyl ester resins for the reinforced plastics industry. Key markets include the transportation, construction and marine industries. It has manufacturing plants in Jacksonville, Arkansas; Los Angeles, California; Bartow, Florida; Ashtabula, Ohio; Philadelphia, Pennsylvania; Kelowna, British Columbia, Canada; Benicarlo, Spain; and through a joint venture in Jeddah, Saudi Arabia. In addition, the division also manufactures products through other Ashland Chemical facilities located in Mississauga, Ontario, Canada and Neville Island, Pennsylvania.

     FOUNDRY PRODUCTS DIVISION - This division manufactures and sells foundry chemicals worldwide, including sand-binding resin systems, refractory coatings, release agents, engineered sand additives, riser sleeves, and die lubricants. This division serves the global metal casting industry from 22 locations in 18 countries.

     DREW INDUSTRIAL DIVISION - This division supplies specialized chemicals and consulting services for the treatment of boiler water, cooling water, steam, fuel and waste streams. It also supplies process chemicals and technical services to the pulp and paper and mining industries and additives to manufacturers of latex and paint. It conducts operations throughout North America, Europe and the Far East through subsidiaries, joint venture companies and distributors. The division has manufacturing plants in Kansas City, Kansas; Kearny, New Jersey; Houston, Texas; Ajax, Ontario, Canada; Somercotes, England; Singapore; Sydney and Perth, Australia; and Auckland, New Zealand.

     ELECTRONIC CHEMICALS DIVISION - This division manufactures and sells a variety of ultrapure chemicals for the worldwide semiconductor industry through various manufacturing locations and also custom blends and packages ultrapure liquid chemicals to customer specifications. It recently opened a new $45 million state-of-the-art manufacturing facility in Pueblo, Colorado. The division also operates manufacturing plants in Newark, California; Milan, Italy; Easton, Pennsylvania; and Dallas, Texas. In addition, it enters into long-term agreements to provide complete on-site chemical management services, including purchasing, warehousing and delivering chemicals for in-plant use, at major facilities of large consumers of high purity chemicals. This division formed a joint venture with Union Petrochemical Corporation of Taipei, Taiwan to build and operate an ultrapure process chemicals manufacturing facility in Taiwan. In addition, the division has acquired property in Korea to build a facility to manufacture specialty stripper products for semiconductor manufacturing.

     SPECIALTY POLYMERS & ADHESIVES DIVISION - This division manufactures and sells specialty phenolic resins for paper impregnation and friction material bonding; acrylic polymers for pressure-sensitive adhesives;
emulsion polymer isocyanate adhesives for structural wood bonding; polyurethane and epoxy structural adhesives for bonding fiberglass reinforced plastics, composites, thermoplastics and metals in automotive, recreational, and industrial applications; induction bonding systems for thermoplastic materials; elastomeric polymer adhesives and butyl rubber roofing tapes for commercial roofing applications; and vapor curing, high-performance urethane coatings systems. It has manufacturing plants in Calumet City, Illinois; Norwood, New Jersey; Ashland and Columbus, Ohio; and Totowa, New Jersey.

     DREW MARINE DIVISION - This division supplies specialty chemicals for water and fuel treatment and general maintenance, as well as sealing products, welding and refrigerant products and fire fighting and safety services to the world's merchant marine fleet. Drew Marine currently provides shipboard technical service for more than 10,000 vessels from more than 100 locations serving 600 ports throughout the world.

PETROCHEMICALS

     This division manufactures maleic anhydride at Neal, West Virginia, and Neville Island, Pennsylvania, and methanol near Plaquemine, Louisiana. Its Energy Services business unit provides industrial and commercial businesses with expert management of their total energy requirements, by sourcing and supplying natural gas and natural gas liquids.

OTHER MATTERS

     DUBLIN, OHIO HEADQUARTERS TECHNICAL CENTER EXPANSION - In October 1998, Ashland Chemical completed construction of a 115,000-square-foot facility expanding its Technical Center in Dublin, Ohio.

     For information on Ashland Chemical and federal, state and local statutes and regulations governing releases into the environment or protection of the environment, see "Item 1. Miscellaneous - Environmental Matters" and "Item 3. Legal Proceedings - Environmental Proceedings."


                                    APAC

      The APAC group of companies performs construction work such as paving, repairing and resurfacing highways, streets, airports, residential and commercial developments, sidewalks and driveways; grading and base work; and excavation and related activities in the construction of bridges and structures, drainage facilities and underground utilities in 14 southern and midwestern states. APAC also produces and sells construction materials, such as hot-mix asphalt and ready-mix concrete, crushed stone and other aggregate and, in certain markets, concrete block and specialized construction materials, such as architectural block.

     To deliver its services and products, APAC utilizes extensive aggregate-producing properties and construction equipment. It currently has 24 permanent operating quarry locations, 32 other aggregate production facilities, 46 ready-mix concrete plants, 167 hot-mix asphalt plants and a fleet of over 10,000 mobile equipment units, including heavy construction equipment and transportation-related equipment.

     Raw aggregate generally consists of sand, gravel, granite, limestone and sandstone. About 24% of the raw aggregate produced by APAC is used in APAC's own contract construction work and the production of various processed construction materials. The remainder is sold to third parties. APAC also purchases substantial quantities of raw aggregate from other producers whose proximity to the job site render it economically feasible. Most other raw materials, such as liquid asphalt, portland cement and reinforcing steel, are purchased from third parties. APAC is not dependent upon any one supplier or customer.

     Approximately 60% of APAC's revenues are derived directly from highway and other public sector sources. The other 40% are derived from industrial and commercial customers, private developers and other contractors to the public sector. The 1998 highway funding authorization package increased federal funding for highways by $52 billion over a six-year period. More importantly, the states in which APAC operates should see an average increase in annual funding of 59% or $3.3 billion, based on current estimates.

     Climate and weather significantly affect revenues in the construction business. Due to its location, APAC tends to enjoy a relatively long construction season. Most of APAC's operating income is generated during the construction period of May to October.

     Total backlog at September 30, 1998 was $838 million, compared to $693 million at September 30, 1997. The backlog orders at September 30, 1998 are considered firm, and a major portion is expected to be filled during fiscal 1999.

                                 VALVOLINE

     The Valvoline Company, a division of Ashland, is a marketer of automotive and industrial oils, automotive chemicals, automotive appearance products and automotive and environmental services, with sales in more than 140 countries. The Valvoline(R) trademark was federally registered in 1873 and is the oldest trademark for a lubricating oil in the United States. Valvoline is comprised of the following business units:

     NORTH AMERICAN PRODUCTS - This unit, Valvoline's largest division, markets automotive, commercial, and industrial lubricants, automotive chemicals and automotive appearance products to a broad network of North American customers. This unit markets Valvoline branded motor oil, one of the top selling brands in the U.S. private passenger car and light truck market. In 1998, this unit introduced a line of premium synthetic SynPower(R) automobile chemicals for "under-the-hood" use.

     North   American   Products  also  markets  Eagle  One(R)   automotive
appearance products, Zerex(R) antifreeze and Pyroil(R) automotive chemicals. Zerex is the second leading antifreeze brand in the United States. This division also markets R-12, an automotive refrigerant that was phased out of production in 1995. R-12 is being replaced in the market by a new generation of refrigerants.

     The domestic commercial/fleet group of the North American Products unit continued its strategic alliance with Cummins Engine Company to distribute heavy-duty lubricants to the commercial market.

     EAGLE ONE - Acquired in February 1998, Eagle One is a brand of premium automobile chemicals for "above-the-hood" applications. Products include waxes, polishes and wheel cleaners. Managed by Valvoline as a separate business unit, Eagle One markets its products through Valvoline's North American Products and Valvoline International divisions.

     VALVOLINE INTERNATIONAL - Valvoline International markets Valvoline branded products, TECTYL(R) rust preventives and Eagle One automotive appearance products worldwide through company-owned affiliates or divisions in Argentina, Australia, Austria, Belgium, Denmark, France, Germany, Great Britain, Italy, the Netherlands, Poland, South Africa, Sweden and Switzerland. Licensees and distributors market products in other parts of Europe, Mexico, Central and South America, the Far East, the Middle East and certain African countries. Joint ventures have been established in Ecuador, India and the Netherlands. Packaging and blending plants and distribution centers in Australia, Canada, Denmark, the Netherlands, Sweden and the United States supply international customers.

     VALVOLINE INSTANT OIL CHANGE(R) ("VIOC") - VIOC is one of the largest competitors in the expanding U.S. "fast oil change" service business, providing Valvoline with a significant share of the installed segment of the passenger car and light truck motor oil market. As of September 30, 1998, 391 company-owned and 183 franchised service centers were operating in 34 states.

     In 1998, VIOC continued it's customer service innovation through its Maximum Vehicle Performance program ("MVP"). MVP is a computer-based program that maintains system-wide service records on all customer vehicles. MVP also contains a database on all car models, which allows employees to make service recommendations based on vehicle owner's manual recommendations.

     ECOGARD, INC. - Ecogard, Inc. through its First Recovery division, collects used motor oil from a network of automotive aftermarket retailers and service businesses in 48 states and Puerto Rico. Completing Valvoline's "total fluid management" approach to customer service, First Recovery provides an environmental service to Valvoline customers in the United States, collecting used antifreeze and oil filters as well.

     As a fulfillment of its strategy to market premium branded products worldwide, Valvoline began construction in 1998 of a $4 million new product development laboratory at its headquarters complex in Lexington, Kentucky. The laboratory is expected to open in early calendar 1999.

                           REFINING AND MARKETING

     Refining and Marketing operations are conducted by MAP and its subsidiaries, including its wholly-owned subsidiary, Speedway SuperAmerica LLC. As previously discussed, effective January 1, 1998, the major elements of Ashland's and USX-Marathon's refining, marketing and transportation operations were conveyed to MAP. Marathon has a 62% interest in MAP, and Ashland holds a 38% interest.

REFINING

     MAP owns and operates seven refineries with an aggregate refining capacity of 935,000 barrels of crude oil per calendar day. The table below sets forth the location and daily throughput capacity of each of MAP's refineries as of September 30, 1998:

           Garyville, Louisiana........................................ 232,000
           Catlettsburg, Kentucky...................................... 222,000
           Robinson, Illinois.......................................... 192,000
           Detroit, Michigan..........................................   74,000
           Canton, Ohio...............................................   73,000
           Texas City, Texas..........................................   72,000
           St. Paul Park, Minnesota...................................   70,000
                                                                        -------
                                                                        935,000
                                                                        =======

     MAP's refineries include crude oil atmospheric and vacuum distillation, fluid catalytic cracking, catalytic reforming, desulfurization and sulfur recovery units. The refineries have the capability to process a wide variety of crude oils and to produce typical refinery products, including reformulated gasoline ("RFG"). In addition to typical refinery products, the Catlettsburg refinery manufactures lubricating oils and a wide range of petrochemicals. During the nine months ended September 30, 1998, 73% of MAP's production of lubricating oils was purchased by Valvoline and 38% of MAP's production of petrochemicals was purchased by Ashland Chemical.

     MAP also produces asphalt cements, polymerized asphalt, asphalt emulsions and industrial asphalts. Additionally, MAP manufactures petroleum pitch, primarily used in the graphite electrode, clay target and refractory industries.

     The table below sets forth MAP's refinery input and refinery production by product group for the nine months ended September 30, 1998. Due to the recent formation of MAP, comparative information is not available.

                                                                                     For the Nine Months ended
                                                                                     -------------------------
                                                                                         September 30, 1998
                                                                                         ------------------
           Refinery Input (In thousands of barrels per day).................................    1,023.3
           ------------------------------------------------

           Refined Product Yields (In thousands of barrels per day)
           -------------------------------------------------------
           Gasoline.........................................................................      539.8
           Distillates......................................................................      269.2
           Propane..........................................................................       20.9
           Feedstocks & Special Products....................................................       71.7
           Heavy Fuel Oil...................................................................       47.4
           Asphalt..........................................................................       69.3
                                                                                               ---------
                           Total............................................................    1,018.3
                                                                                               =========

       MAP and Epsilon Products Company have agreed to develop facilities to produce 800 million pounds per year of polymer grade propylene and polypropylene at the Garyville refinery. MAP will build and operate facilities to produce polymer grade propylene. Production of the polymer grade propylene is scheduled to begin in the second quarter of calendar 1999. Epsilon Products Company will construct and own the polypropylene facilities and market its output.

MARKETING

     MAP's principal marketing areas for gasoline, kerosene and light oils include the Midwest, the upper Great Plains and the southeastern United States. MAP's production of gasoline, kerosene and light fuel oils is sold in 26 states through wholesale channels of distribution (including company-owned and exchange terminals in 25 states) and at retail through jobber and dealer-operated locations under the brand names Marathon(R) and Ashland(R). Gasoline is sold at wholesale primarily to independent marketers, jobbers and chain retailers who resell through several thousand retail outlets principally under their own names, and also under the Marathon and Ashland brand names. MAP also supplies lessee-dealer outlets using the Marathon and Ashland brand names. Gasoline, kerosene, distillates and aviation products are also sold to utilities, railroads, river towing companies, commercial fleet operators, airlines and governmental agencies.

     The table below shows the volume of MAP's consolidated refined product sales for the nine months ended September 30, 1998.

                                                                                     For the Nine Months ended
                                                                                     -------------------------
                                                                                         September 30, 1998
                                                                                         ------------------

           Refined Product Sales (In thousands of barrels per day)
           ------------------------------------------------------
           Gasoline.........................................................................      659.1
           Distillates......................................................................      312.9
           Propane..........................................................................       20.8
           Feedstocks & Special Products....................................................       68.8
           Heavy Fuel Oil...................................................................       48.4
           Asphalt..........................................................................       73.7
                                                                                              ---------
                           Total............................................................    1,183.7
                                                                                               ========

           Matching Buy/Sell Volumes included in above......................................       38.4

     To comply with provisions of the 1990 Amendments to the Clean Air Act, MAP sells RFG in a small part of its marketing territory where RFG is required, primarily Chicago, Illinois; Louisville, Kentucky; Northern Kentucky and Milwaukee, Wisconsin.

     Retail sales of gasoline and diesel fuel are also made through MAP's wholly-owned subsidiary, Speedway SuperAmerica LLC, which operates 2,291 stores in 19 states in the Southeast and Midwest under brand names including Speedway(R), SuperAmerica(R), Rich(R), United, Bonded(R) and others. The convenience store-gasoline locations offer consumers gasoline, diesel fuel (at selected locations) and a broad mix of other products and services, such as fresh-baked goods, automated teller machines, video rentals, automotive accessories and a line of private-label items. The truck stops offer diesel fuel, gasoline and a variety of other services associated with such locations. Several truck stop and convenience store locations also have on-premises brand-name restaurants.

     During the nine months ended September 30, 1998, 64% of the revenues (excluding excise taxes) of the Speedway SuperAmerica LLC stores were derived from the sale of gasoline and diesel fuel and 36% of such revenues were derived from the sale of merchandise.

SUPPLY AND TRANSPORTATION

     The crude oil processed in MAP's refineries is obtained from negotiated lease, contract and spot purchases or exchanges. For the nine months ended September 30, 1998, MAP's negotiated lease, contract and spot purchases of U.S. crude oil for refinery input averaged 333,900 barrels per day (1 barrel = 42 United States gallons) including an average of 25,600 barrels per day acquired from Marathon Oil Company. For the nine months ended September 30, 1998, MAP's foreign crude oil requirements were met largely through purchases from various foreign national oil companies, producing companies and traders. Purchases of foreign crude oil represented 63% of MAP's crude oil requirements for the nine months ended September 30, 1998.

     In addition, MAP, through its subsidiaries, is actively engaged in purchasing, selling and trading crude oil, principally at Midland, Texas; Cushing, Oklahoma; and St. James, Louisiana, three of the major distribution points for U.S. crude oil, as well as at major trading and distribution hubs in western Canada.

     MAP's ownership or interest in domestic pipeline systems in its refining and marketing areas is significant. MAP owns, leases or has an ownership interest in 9,981 miles of active pipeline in 16 states. This network transports crude oil and refined products to and from terminals, refineries and other pipelines. It includes 2,639 miles of crude oil gathering lines, 4,485 miles of crude oil trunk lines and 2,857 miles of refined product lines.

     MAP has a 46.7% ownership interest in LOOP LLC ("LOOP"), which is the owner and operator of the only U.S. deepwater port facility capable of receiving crude oil from very large crude carriers. Ashland has retained a 4% ownership interest in LOOP. MAP also owns a 49.9% ownership interest in LOCAP INC. ("LOCAP"), which is the owner and operator of a crude oil pipeline connecting LOOP to the Capline system. Ashland has retained an 8.6% ownership interest in LOCAP. In addition, MAP has a 37.169% ownership interest in the Capline system. These port and pipeline systems provide MAP with access to common carrier transportation from the Louisiana Gulf Coast to Patoka, Illinois. At Patoka, the Capline system connects with other common carrier pipelines owned or leased by MAP which provide transportation to MAP's refineries in Illinois, Kentucky, Michigan and Ohio.

     MAP also has a stock interest in Minnesota Pipe Line Company, which owns a crude oil pipeline in Minnesota. Minnesota Pipe Line Company provides MAP with access to 270,000 barrels per day nominal capacity of crude oil common carrier transportation from Clearbrook, Minnesota to Cottage Grove, Minnesota, which is in the vicinity of MAP's St. Paul Park, Minnesota, refinery.

     MAP's marine transportation operations include towboats and barges that transport refined products on the Ohio, Mississippi and Illinois rivers, their tributaries, and the Intracoastal Waterway. In addition, MAP leases on a long-term basis two 80,000 deadweight ton tankers, which are primarily used for third-party delivery of foreign crude oil to the United States. These tankers are not essential for MAP to satisfy its own crude oil requirements.

     MAP leases rail cars in various sizes and capacities for movement of petroleum products and chemicals. MAP also owns a large number of tractor-trailers, tank trailers and general service trucks.

     In addition, MAP owns and operates 88 terminal facilities from which it sells a wide range of petroleum products. These facilities are supplied by a combination of barges, pipeline, truck and rail. MAP also owns or operates a number of other terminals that are used in connection with the transportation of petroleum products or crude oil.

OTHER MATTERS

     MAP experiences normal seasonal variations in its sales and operating results. This seasonality is due primarily to increased demand for gasoline during the summer driving season, higher demand for distillate during the winter heating season and increased demand for asphalt from the road paving industry during the construction season.

     For information on MAP and federal, state and local statutes and regulations governing releases into the environment or protection of the environment, see "Item 1. Miscellaneous-Environmental Matters." For information relating to certain environmental litigation retained by Ashland, see "Item 3. Legal Proceedings-Environmental Proceedings."


                                 ARCH COAL

     Ashland owns approximately 55% of Arch Coal, Inc. ("Arch Coal"), a publicly-traded corporation (NYSE:ACI) resulting from the merger of Ashland Coal, Inc. and Arch Mineral Corporation on July 1, 1997. Arch Coal files periodic reports, including annual reports on Form 10-K, pursuant to the Securities Exchange Act of 1934.

     Arch Coal is engaged in the production, transportation, processing and marketing of bituminous and sub-bituminous coal produced in Central Appalachia and the western and midwestern United States. Arch Coal is the nation's second largest coal producer, with annual production that accounts for almost 10% of annual U.S. coal production. Arch Coal concentrates primarily on acquiring and developing low-sulfur steam coal reserves for sale to electric utility customers in the United States and abroad. Arch Coal relies on third-party rail, barge and truck transportation to deliver coal to its domestic customers. Shipments to international customers are made primarily from a terminal facility in Newport News, Virginia, and a terminal facility in Los Angeles, California.

     On June 1, 1998, Arch Coal acquired the Colorado and Utah coal operations of Atlantic Richfield Company ("ARCO") and simultaneously combined the acquired ARCO operations, Arch Coal's Wyoming operations and ARCO's Wyoming operations in a new joint venture named Arch Western Resources, LLC ("Arch Western"). Arch Western is 99% owned by Arch Coal and 1% owned by ARCO. All of the domestic coal reserves acquired from ARCO are compliance coal, meeting the sulfur dioxide emissions requirements of Phase II of the Clean Air Act.

     The following discussion includes pro forma combined operating data which gives effect to the merger of Ashland Coal and Arch Mineral (which occurred on July 1, 1997) as if it had occurred at the beginning of each period presented and to the acquisition of ARCO's U.S. operations as of June 1, 1998. The pro forma combined operating data does not purport to represent the operating results which would have been achieved had the merger of Ashland Coal, Inc. and Arch Mineral Corporation actually occurred as of the beginning of the periods presented or dates indicated, or of the operating results which may be achieved in the future.

     Arch Coal and its independent operating subsidiaries sold 67.3 million tons of coal in the twelve months ended September 30, 1998, as compared to
53.7 and 50.6 million tons sold in the twelve months ended September 30, 1997 and 1996, respectively. Of the total tonnage sold in the twelve months ended September 30, 1998 (which does not include tons sold by Canyon Fuel as Arch Coal's interest therein is accounted for on the equity method), approximately 76.5% was sold under long term contracts, as compared to 72.4% and 74.7% for the twelve months ended September 30, 1997 and 1996, respectively, with the balance being sold on the spot market. In the twelve months ended September 30, 1998, Arch Coal and its independent operating subsidiaries sold 3.8 million tons of coal in the export market (which does not include tons sold by Canyon Fuel), compared to 2.7 and 3.1 million tons in the twelve months ended September 30, 1997 and 1996, respectively.

     During the twelve months ended September 30, 1998, Arch Coal's combined sales to affiliates of The Southern Company and affiliates of American Electric Power accounted for approximately 13.1% and 12.9%, respectively, of combined revenues from coal sales for such period. The loss of such customers could have a material adverse effect on Arch Coal.

     As of September 30, 1998, Arch Coal estimates it owned or controlled measured (proven) and indicated (probable) coal reserves of approximately
3.4 billion tons, as set forth in the following table. Reserve estimates are prepared by Arch Coal's engineers and geologists and are reviewed and updated periodically. Total reserve estimates will change from time to time reflecting mining activities, analysis of new engineering and geological data, changes in reserve holdings and other factors. Anticipated losses from extraction and, where applicable, washing of the coal have been eliminated from the estimate. Arch Coal believes that a majority of these reserves have a sulfur content of less than 1.6 pounds of sulfur dioxide per million Btu, and a substantial portion have a sulfur content of less than 1.2 pounds of sulfur dioxide per million Btu. Ashland has not made an independent verification of the reserve estimate or sulfur content of the estimated reserves.

     RECOVERABLE COAL*
                                                                          Measured      Indicated           Total
                                                                         ----------     ---------           -----
                                                                                      (Thousands of Tons)
         Central Appalachia .........................................    1,018,098      436,789            1,454,887
         Illinois ...................................................      308,579      101,499              410,078
         Colorado ...................................................      120,917       25,872              146,789
         Utah .......................................................      135,082       91,454              226,536**
         Wyoming ....................................................    1,067,510       43,449            1,110,959
         Other ......................................................            0       28,815               28,815
                                                                         ---------      -------            ---------
                           Total.....................................    2,650,186      727,878            3,378,064
                                                                         =========      =======            =========
      *  Does not include reserves associated with the Thundercloud Tract acquired in October, 1998.
     **  Represents  100% of the  reserves  held by Canyon  Fuel  Company,  LLC,  in which  Arch  Coal  holds a 65%
interest.

     On October 1, 1998, Arch Coal was the successful bidder on the 3,546 acre Thundercloud Tract in the Powder River Basin of Wyoming. The Thundercloud Tract contains an estimated 412 million tons of demonstrated coal reserves and is contiguous with Arch Coal's Black Thunder mine. Final approval of this coal lease is expected following routine governmental review.

     Arch Coal's coal properties are either owned outright or controlled by lease. Royalties paid to lessors on leased properties are either on a fixed price per ton basis or on a percentage of the gross sales price basis. Most of these leases run until the exhaustion of mineable and merchantable coal. The remaining leases have primary terms ranging from one to 40 years from the date of their execution, with most containing options to renew. Approximately 73,778 acres of Arch Coal's total 638,518 acres of coal land (which totals include 100% of the acreage held by Canyon Fuel Company, LLC, in which Arch Coal holds a 65% interest) are leased from the federal government with terms expiring between January 1, 1999 and October 1, 2015, subject to readjustment and/or extension and to earlier termination for failure to meet diligent development requirements. Those term and federal leases covering principal reserves under Arch Coal's current mining plans are not scheduled to expire prior to expiration of those plans in 2003 (at Arch Coal's Coal Mac, Inc. operations) and 2006 (at the balance of Arch Coal's operations). Mining plans are not necessarily indicative of the life of the mine. The extent to which reserves will eventually be mined depends upon a variety of factors, including future economic conditions and governmental actions affecting both the mining and marketability of low-sulfur steam coal.

     Arch Coal's Apogee Coal Company and Hobet Mining, Inc. subsidiaries are members of the Bituminous Coal Operators Association, and each is a signatory to a collective bargaining agreement with the United Mine Workers of America that expires on December 31, 2002. Two other Arch Coal subsidiaries are signatories to collective bargaining agreements with independent employee associations. Employees of the remainder of Arch Coal's operating subsidiaries are not represented by labor unions.

     For   information  on  federal  and  state  statutes  and  regulations governing the coal industry,  see "Item 1.  Miscellaneous  -  Environmental
Matters."

                               MISCELLANEOUS

ENVIRONMENTAL MATTERS

     Ashland has implemented a company-wide environmental policy overseen by the Public Policy - Environmental Committee of Ashland's Board of
Directors.  Ashland's  Environmental,  Health  and  Safety  group  has  the responsibility to ensure that Ashland's operating groups maintain environmental compliance in accordance with applicable laws and regulations.

     Federal, state and local laws and regulations relating to the protection of the environment have a significant impact on how Ashland conducts its businesses. These include the Clean Air Act ("CAA") with respect to air emissions, the Clean Water Act ("CWA") with respect to water discharges, the Resource Conservation and Recovery Act ("RCRA") with respect to solid and hazardous waste generation, treatment, storage and disposal, the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and the Superfund Amendments and Reauthorization Act of 1986 ("SARA") with respect to releases and remediation of hazardous substances (CERCLA and SARA are sometimes referred to collectively as "Superfund"), the Toxic Substances Control Act ("TSCA") with respect to chemical formulation and use, the Oil Pollution Act of 1990 ("OPA 90") with respect to oil pollution, spill response and financial assurance requirements for marine operations, the Surface Mining Control and
Reclamation Act of 1977 ("SMCRA") with respect to surface mining, the Federal Occupational Safety and Health Act ("OSHA") with respect to workplace health and safety standards, the Federal Mine Safety and Health Act of 1977 ("MSHA") with respect to health and safety standards on mining operations, and various other federal, state and local laws related to the environment, health and safety. In addition, many foreign countries have laws dealing with the same matters.

     In connection with the formation of MAP, Marathon and Ashland each retained responsibility for certain environmental costs arising out of their respective prior ownership and operation of the facilities transferred to MAP. In certain situations, various threshold provisions apply, eliminating or reducing the financial responsibility of the contributing party until certain levels of expenditure have been reached. In other situations, sunset provisions gradually diminish the level of financial responsibility of the contributing party over time.

     Ashland's capital expenditures for air, water and solid waste control facilities amounted to $25 million in fiscal 1998, $26 million in 1997 and $38 million in 1996. The amounts for 1998 include expenditures for air, water and solid waste control facilities transferred to MAP for which Ashland has retained responsibility.

     At September 30, 1998, Ashland's reserves for environmental assessments and remediation efforts were $172 million, reflecting Ashland's current estimate of the costs which are most likely to be incurred over the period during which the clean-up will be performed to remediate identified environmental conditions for which costs are reasonably estimable.

     Based on current environmental regulations, Ashland estimates that capital expenditures for air, water and solid waste control facilities will be $30 million in fiscal 1999. Expenditures for investigatory and remedial efforts in future years are subject to the uncertainties associated with environmental exposures, including identification of new environmental sites and changes in laws and regulations and their application. Such expenditures, however, are not expected to have a material adverse effect on Ashland's consolidated financial position, cash flow or liquidity. For information regarding the 1996 multimedia inspections which were conducted by the United States Environmental Protection Agency ("EPA") at Ashland's three former refineries, see "Item 3. Legal Proceedings - Environmental Proceedings."

     AIR - The CAA imposes stringent limits on air emissions, establishes a federally mandated operating permit program and allows for civil and criminal enforcement sanctions. The requirements of the CAA have a major impact on both the day-to-day activities of the refining, distribution and marketing operations of MAP and MAP's product formulation decisions. CAA requirements have a lesser effect on the other operations of Ashland. The CAA establishes air quality attainment deadlines and control requirements based on the severity of air pollution in a geographical area. In addition, the standards for RFG will become even more stringent in the year 2000, when Phase II RFG will be required.

     In July 1997, the EPA promulgated revisions to the National Ambient Air Quality Standards for ground level ozone and particulate matter, both of which are primarily associated with auto emissions. The ground level ozone is also associated with the use of certain volatile organic compounds used and distributed in Ashland's chemical business. The impact of these revised standards could be significant and lead to additional reduction of ozone precursors, but the potential financial effects on Ashland and MAP cannot be reasonably estimated until the states develop and implement State Implementation Plans covering their standards.

     WATER - Ashland's businesses maintain numerous discharge permits as required under the National Pollutant Discharge Elimination System of the CWA, and have implemented systems to oversee their compliance efforts. In addition, MAP is regulated under OPA 90 which amended the CWA. OPA 90 requires the owner or operator of a tank vessel or a facility to maintain an emergency plan to respond to discharges of oil or hazardous substances. Also, in case of such spills, OPA 90 requires responsible companies to pay removal costs and damages, including damages to natural resources, provides for substantial civil penalties, and allows for the imposition of criminal sanctions. Additionally, OPA 90 requires that new tank vessels entering or operating in domestic waters be double-hulled, and that existing tank vessels that are not double-hulled be retrofitted or removed from domestic service, according to a phase-out schedule.

     SOLID WASTE - Ashland's businesses are subject to RCRA, which establishes standards for the management of solid and hazardous wastes. Besides affecting current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the regulation of underground storage tanks ("USTs") containing regulated substances. Under RCRA, USTs used for retail distribution of petroleum products must be brought into compliance with a variety of engineering specifications and leak protection technologies by calendar year end 1998. MAP anticipates that its USTs will be in timely compliance. In addition, new laws are being enacted and regulations are being adopted by various regulatory agencies on a continuing basis, and the costs of compliance with these new rules cannot be estimated until the manner in which they will be implemented has been more accurately defined.

     REMEDIATION - MAP operates certain retail outlets where, during the normal course of operations, releases of petroleum products from USTs have occurred. Federal and state laws require that contamination caused by such releases at these sites be assessed and, if necessary, remediated to meet applicable standards. The enforcement of the UST regulations under RCRA has been delegated to the states, which administer their own UST programs.

     Ashland also currently or has in the past operated various facilities where, during the normal course of operations, releases of hazardous constituents have occurred. Federal and state laws, including but not limited to RCRA and various remediation laws, require that contamination caused by such releases be assessed and, if necessary, remediated to meet applicable standards.

     SURFACE MINING - SMCRA was enacted to regulate the surface mining of coal and the surface effects of underground coal mining. All states in which Arch Coal's subsidiaries operate have similar laws and regulations enacted pursuant to SMCRA. These laws impose, among other requirements, environmental performance standards and requirements to perform reclamation.

     A lawsuit brought by private individuals has challenged the legality of surface mining in West Virginia which results in the construction of "valley fills." A valley fill is an engineered work located at a lower elevation from the surface mine where the excess rock and earth is placed during mining. Arch Coal is contesting this legal challenge vigorously, but it is impossible to predict the outcome of these proceedings with certainty. If these proceedings result in substantial changes in permits, significant delays in obtaining new permits, or substantial new restrictions on Arch Coal's existing operations, such changes, delays or restrictions would have a material adverse affect on Arch Coal's operations.

RESEARCH

     Ashland conducts a program of research and development to invent and improve products and processes and to improve environmental controls for its existing facilities. It maintains its primary research facilities in Dublin, Ohio. Research and development costs are expensed as they are incurred and totaled $28 million in fiscal 1998 ($29 million in 1997 and $28 million in 1996).

COMPETITION

     In all its operations, Ashland is subject to intense competition both from companies in the industries in which it operates and from products of companies in other industries. In most of these segments, competition is based primarily on price, with factors such as reliability of supply, service and quality also being considered. Ashland Chemical competes in a number of chemical distribution, specialty chemical and petrochemical markets. Its chemicals and solvents distribution businesses compete with national, regional and local companies throughout North America. Its plastics distribution businesses compete worldwide. Ashland Chemical's specialty chemicals businesses compete globally in selected niche markets, largely on the basis of technology and service, while holding proprietary technology in virtually all their specialty chemicals businesses. Petrochemicals are largely commodities, with pricing and quality being the most important factors. The majority of the business for which APAC competes is obtained by competitive bidding.

     Valvoline competes primarily with domestic oil companies and, to a lesser extent, with international oil companies on a worldwide basis. Valvoline's brand recognition and increasing market share in the "fast oil change" market are important competitive factors. MAP competes primarily with other domestic refiners and, to a lesser extent, with imported products. MAP's refineries are located close to its market areas, giving MAP a geographic advantage in supplying these regions. MAP's retail operations compete with major oil companies, independent oil companies and independent marketers. The coal industry is highly competitive, and Arch Coal competes (principally in price, location and quality of coal) with other coal producers.

FORWARD-LOOKING STATEMENTS

     This Form 10-K and the documents incorporated by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including various information within the "Capital Resources," "Derivative Instruments," "Year 2000 Readiness" and "Outlook" sections in Management's Discussion and Analysis in Ashland's Annual Report. Words such as "anticipates," "believes," "estimates," "expects," "is likely," "predicts," and variations of such words and similar expressions are intended to identify such forward-looking statements. Although Ashland believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such statements will be achieved. Important factors which could cause actual results to differ materially from those contained in such statements are discussed under "Risks and Uncertainties" in Note A of Notes to Consolidated Financial Statements in Ashland's Annual Report. Other factors and risks affecting Ashland's revenues and operations are discussed below, as well as in other portions of this Form 10-K.

     Ashland's operations are affected by domestic and international political, legislative, regulatory and legal actions. Such actions may include changes in the policies of OPEC or other developments affecting oil-producing countries, changes in tax laws, and changes in environmental, health and safety laws.

     Domestic and international economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, as well as changes in demand for products and services, can also have a significant effect on Ashland's operations. Although Ashland maintains reserves for anticipated liabilities and carries various levels of insurance, Ashland could be affected by civil, criminal, regulatory or administrative actions, claims or proceedings. In addition, climate and weather can significantly affect Ashland in several of its operations such as its construction activities, MAP's heating oil businesses and Arch Coal's sales and production of coal.

ITEM 2. PROPERTIES

     Ashland's corporate headquarters, which is leased, is located in Russell, Kentucky. Effective January 4, 1999, Ashland's corporate headquarters, which will be leased, will be located in Covington, Kentucky. Principal offices of other major operations are located in Dublin, Ohio (Chemical); Atlanta, Georgia (APAC); and Lexington, Kentucky (Valvoline), all of which are leased. Ashland's principal manufacturing, marketing and other materially important physical properties are described under the appropriate segment under Item 1. Additional information concerning certain leases may be found in Note H of Notes to Consolidated Financial Statements in Ashland's Annual Report.

ITEM 3. LEGAL PROCEEDINGS

     ENVIRONMENTAL PROCEEDINGS - (1) As of September 30, 1998, Ashland had been identified as a "potentially responsible party" ("PRP") under Superfund or similar state laws for potential joint and several liability for clean-up costs in connection with alleged releases of hazardous substances in connection with 83 waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the EPA or a state agency, in which Ashland is typically participating as a member of a PRP group. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight, and/or long-term monitoring of environmental conditions at the sites. Ashland carefully monitors the investigatory and remedial activity at many of these sites. Based on its experience with site remediation, its familiarity with current environmental laws and regulations, its analysis of the specific hazardous substances at issue, the existence of other financially viable PRPs and its current estimates of investigatory, clean-up and monitoring costs at each site, Ashland believes that its liability at these sites, either individually or in the aggregate, after taking into account its insurance coverage and established reserves, will not have a material adverse effect on Ashland's consolidated financial position, cash flow or liquidity. However, such matters could have a material effect on results of operations in a particular quarter or fiscal year as they develop or as new issues are identified. Estimated costs for these matters are recognized in accordance with generally accepted accounting principles governing the likelihood that costs will be incurred and Ashland's ability to reasonably estimate future costs.

     (2) In 1996, the EPA conducted so-called multimedia inspections of Ashland's three refineries in which it evaluated virtually all aspects of the environmental operations of these facilities. The EPA and Ashland have reached an agreement and have finalized a settlement document with respect to alleged violations discovered during these inspections. Ashland has agreed to pay $5.864 million in civil penalties. Ashland will also undertake specific remedial projects and improvements at the refinery sites, as well as a number of supplemental environmental projects involving improvements to the facilities' operations, which will exceed current state and federal environmental requirements. The total cost of these projects is expected to be $26 million. In connection with the formation of MAP, Ashland agreed to retain responsibility for matters arising out of the multimedia inspections.

     LOCKHEED LITIGATION - Ashland is a defendant in a series of cases involving more than 600 former workers at the Lockheed aircraft manufacturing facility in Burbank, California. The plaintiffs allege personal injuries resulting from exposure to chemicals sold to Lockheed by Ashland, and inadequate labeling of such chemicals. The cases are being tried in the Superior Court of the State of California for the County of Los Angeles. To date, five trials involving approximately 130 plaintiffs have resulted in total verdicts adverse to Ashland, after taking into consideration a reduction of the punitive damages award in the fifth trial ordered by the trial judge, of $79.4 million ($73.9 million of which is punitive damages). The damage awards have been, or will be, appealed. Ashland continues to believe, upon advice of counsel, that there is a substantial probability that the punitive damage awards will be reversed or substantially further reduced, and that, after taking into account probable recoveries under insurance policies, these cases will not have a material adverse effect on Ashland's consolidated financial position, cash flow or liquidity.

     In addition, Ashland filed an action in Kentucky against approximately 44 insurance carriers to confirm coverage for liabilities under the Lockheed cases. One of the insurance carriers in turn filed an action in California seeking to deny insurance coverage for liabilities in these cases.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 1998.

ITEM X.  EXECUTIVE OFFICERS OF ASHLAND

     The following is a list of Ashland's executive officers, their ages and their positions and offices during the last five years (listed alphabetically after the top two officers as to other Senior Vice Presidents, Administrative Vice Presidents and other executive officers.)

     PAUL W. CHELLGREN* (age 55) is Chairman of the Board, Chief Executive Officer and Director of Ashland and a Director of Arch Coal, Inc. and has served in such capacities since 1997, 1996, 1992 and 1997, respectively. During the past five years, he has also served as President and Chief Operating Officer of Ashland.

     JOHN A. BROTHERS* (age 58) is Executive Vice President of Ashland and has served in such capacities since 1997. During the past five years, he has also served as Senior Vice President and Group Operating Officer - The Valvoline Company and Ashland Chemical Company.

     JAMES R. BOYD* (age 52) is Senior Vice President and Group Operating Officer of Ashland - APAC, Inc. and a Director of Arch Coal, Inc., having served in such capacities since 1989, 1993 and 1997, respectively.

      DAVID J. D'ANTONI* (age 53) is Senior Vice President of Ashland and President of Ashland Chemical Company and has served in such capacities since 1988.

     THOMAS L. FEAZELL* (age 61) is Senior Vice President, General Counsel and Secretary of Ashland and a Director of Arch Coal, Inc. and has served in such capacities since 1992, 1981, 1992 and 1997, respectively.

      JAMES J. O'BRIEN (age 44) is Senior Vice President of Ashland and President of The Valvoline Company and has served in such capacities since 1997 and 1995, respectively. During the past five years, he has also served as Vice President of Ashland, Vice President of Ashland Petroleum Company and Executive Assistant to the Chief Executive Officer.

     CHARLES F. POTTS (age 54) is Senior Vice President of Ashland and President of APAC, Inc. and has served in such capacities since 1992.

     J. MARVIN QUIN* (age 51) is Senior Vice President and Chief Financial Officer of Ashland and a Director of Arch Coal, Inc. and has served in such capacities since 1992 and 1997, respectively.

     KENNETH L. AULEN (age 49) is Administrative Vice President and Controller of Ashland and has served in such capacities since 1992.

     PHILIP W. BLOCK* (age 51) is Administrative Vice President - Human Resources of Ashland and has served in such capacity since 1992.

     LAMAR M. CHAMBERS (age 44) is Auditor of Ashland and has served in such capacity since September 1998. During the past five years, he has also served as Vice President and Controller of MAP, Administrative Vice President - Finance of Ashland Petroleum, Executive Assistant to the Chief Executive Officer and Assistant Controller of Ashland.

     DANIEL B. HUFFMAN (age 53) is Treasurer of Ashland and has served in such capacity since November 1998. During the past five years, he has also served as Assistant Treasurer of Ashland.

     Each executive officer (other than Vice Presidents who are appointed by Ashland's management) is elected by the Board of Directors of Ashland to a term of one year, or until his or her successor is duly elected, at the annual meeting of the Board of Directors, except in those instances where the officer is elected other than at an annual meeting of the Board of Directors, in which case his or her tenure will expire at the next annual meeting of the Board of Directors unless the officer is re-elected.

-----------------------
*Member of Ashland's Executive Committee

                                  PART II

ITEM 5. MARKET FOR  REGISTRANT'S  COMMON STOCK AND RELATED  SECURITY HOLDER
        MATTERS

     There is hereby incorporated by reference the information appearing in Note O of Notes to Consolidated Financial Statements in Ashland's Annual Report.

     At September 30, 1998, there were approximately 20,900 holders of record of Ashland's Common Stock. Ashland Common Stock is listed on the New York and Chicago stock exchanges (ticker symbol ASH) and has trading privileges on the Boston, Cincinnati, Pacific, Philadelphia and Amsterdam stock exchanges.

ITEM 6.  SELECTED FINANCIAL DATA

     There is hereby incorporated by reference the information appearing under the caption "Five-Year Selected Financial Information" on Page 62 in Ashland's Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     There is hereby incorporated by reference the information appearing under the caption "Management's Discussion and Analysis" on Pages 34 to 41 in Ashland's Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There is hereby incorporated by reference the information appearing under the caption "Derivative Instruments" on Page 39 in Ashland's Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     There is hereby incorporated by reference the consolidated financial statements appearing on Pages 43 through 61 in Ashland's Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There is hereby incorporated by reference the information to appear under the caption "Ashland Inc.'s Board of Directors" in Ashland's definitive Proxy Statement for its January 28, 1999 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after September 30, 1998 ("Proxy Statement"). See also the list of Ashland's executive officers and related information under "Executive Officers of Ashland" in Part I - Item X herein.

ITEM 11. EXECUTIVE COMPENSATION

     There is hereby incorporated by reference the information to appear under the captions "Executive Compensation," "Compensation of Directors" and "Personnel and Compensation Committee Interlocks and Insider Participation" in Ashland's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is hereby incorporated by reference the information to appear under the caption "Stock Ownership of Directors and Certain Officers of Ashland" and the information regarding the ownership of securities of Ashland in Ashland's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is hereby incorporated by reference the information to appear under the caption "Business Relationships" in Ashland's Proxy Statement.

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

     (3) Exhibits

         3.1   -    Second Restated Articles of Incorporation of Ashland,
                    as amended to January  30,  1998 (filed as Exhibit 3 to
                    Ashland's  Form 10-Q for the quarter ended December 31,
                    1997,  and  incorporated  herein by  reference).

         3.2   -    Bylaws of  Ashland,  as  amended  to March  19,  1998
                    (filed as Exhibit 3 to Ashland's Form 10-K/A (Amendment
                    No. 1) for the fiscal  year ended  September  30,  1998
                    filed on May 1, 1998, and incorporated herein by reference).

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

     The following Exhibits 10.1 through 10.18 are compensatory plans or arrangements or management contracts required to be filed as exhibits pursuant to Item 601(b)(10)(ii)(A) of Regulation S-K.

         10.1  -    Amended  Stock  Incentive  Plan for Key  Employees of
                    Ashland  Inc.  and its  Subsidiaries  (filed as Exhibit
                    10.1 to  Ashland's  Form 10-K for the fiscal year ended
                    September  30,  1996,   and   incorporated   herein  by
                    reference).

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

         10.4  -    Ninth Amended and Restated Ashland Inc.  Supplemental
                    Early   Retirement   Plan  for  Certain  Key  Executive
                    Employees.

         10.5  -    Ashland Inc. Amended  Performance Unit Plan (filed as
                    Exhibit 10.5 to Ashland's Form 10-K for the fiscal year ended September 30, 1994, and incorporated herein by reference).

         10.6  -    Ashland Inc.  Incentive  Compensation  Plan (filed as
                    Exhibit 10.6 to Ashland's Form 10-K for the fiscal year ended September 30, 1993, and incorporated herein by reference).

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

         10.9  -    Forms of Ashland Inc. Executive  Employment  Contract
                    between Ashland Inc. and certain executive  officers of
                    Ashland  (filed as Exhibit  10(c).12 to Ashland's  Form
                    10-K for the fiscal year ended  September 30, 1989, and
                    incorporated herein by reference).
         10.10 -    Form of  Indemnification  Agreement  between  Ashland
                    Inc. and each member of its Board of  Directors  (filed
                    as  Exhibit  10(c).13  to  Ashland's  Form 10-K for the
                    fiscal year ended September 30, 1990, and  incorporated
                    herein by reference).
         10.11 -    Ashland Inc. Nonqualified Excess Benefit Pension Plan.
         10.12 -    Ashland  Inc.  Long-Term  Incentive  Plan  (filed as
                    Exhibit  10.12 to  Ashland's  Form 10-K for the  fiscal
                    year ended September 30, 1996, and incorporated  herein
                    by   reference).
         10.13 -    Ashland  Inc.  Directors'  Charitable  Award  Program
                    (filed as Exhibit 10.13 to Ashland's  Form 10-K for the
                    fiscal year ended September 30, 1996, and  incorporated
                    herein by reference).
         10.14 -    Ashland  Inc.  1993 Stock  Incentive  Plan  (filed as
                    Exhibit  10.14 to  Ashland's  Form 10-K for the  fiscal
                    year ended September 30, 1996, and incorporated  herein
                    by reference).
         10.15 -    Ashland  Inc.  1995  Performance  Unit Plan (filed as
                    Exhibit  10.15 to  Ashland's  Form 10-K for the  fiscal
                    year ended September 30, 1996, and incorporated  herein
                    by reference).
         10.16 -    Ashland  Inc.  Incentive  Compensation  Plan for Key
                    Executives  (filed as Exhibit  10.16 to Ashland's  Form
                    10-K for the fiscal year ended  September 30, 1996, and
                    incorporated herein by reference).
         10.17 -    Ashland  Inc.  Deferred  Compensation  Plan (filed as
                    Exhibit  10.17 to  Ashland's  Form 10-K for the  fiscal
                    year ended September 30, 1997, and incorporated  herein
                    by reference).
         10.18 -    Ashland Inc. 1997 Stock Incentive Plan.
         11    -    Computation of Earnings Per Share  (appearing on Page
                    49  of  Ashland's   Annual   Report  to   Shareholders,
                    incorporated by reference  herein,  for the fiscal year
                    ended September 30, 1998).
         13    -    Portions of Ashland's  Annual Report to Shareholders,
                    incorporated by reference  herein,  for the fiscal year
                    ended September 30, 1998.
         21    -    List of subsidiaries.
         23    -    Consent of independent auditors.
         24    -    Power of Attorney, including resolutions of the Board
                    of Directors.
         27.1  -    Financial Data Schedule for the fiscal year ended
                    September 30, 1998.
         27.2  -    Restated  Financial Data Schedule for the fiscal year
                    ended September 30, 1997.
         27.3  -    Restated  Financial Data Schedule for the fiscal year
                    ended September 30, 1996.

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

                                        ASHLAND INC.
                                         (Registrant)

                                        By:    /s/ Kenneth L. Aulen
                                            --------------------------------
                                           (Kenneth L. Aulen, Administrative
                                            Vice President and Controller)

                                            Date:   November 30, 1998

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT, IN THE CAPACITIES INDICATED, ON NOVEMBER 30, 1998.

         Signatures                    Capacity
         ----------                    --------


/s/ PAUL W. CHELLGREN
------------------------      Chairman of the Board, Chief Executive Officer
PAUL W. CHELLGREN               and Director


/s/ J. MARVIN QUIN
------------------------      Senior Vice President and Chief Financial Officer
J. MARVIN QUIN


/s/ KENNETH L. AULEN
------------------------      Administrative Vice President, Controller and
KENNETH L. AULEN                Principal Accounting Officer


           *
------------------------      Director
SAMUEL C. BUTLER


          *
------------------------      Director
FRANK C. CARLUCCI


          *
------------------------      Director
ERNEST H. DREW


          *
------------------------      Director
JAMES B. FARLEY


          *
------------------------      Director
RALPH E. GOMORY

          *
------------------------      Director
BERNADINE P. HEALY


          *
------------------------      Director
MANNIE L. JACKSON


          *
------------------------      Director
PATRICK F. NOONAN


          *
------------------------      Director
JANE C. PFEIFFER


          *
------------------------      Director
MICHAEL D. ROSE


          *
------------------------      Director
WILLIAM L. ROUSE , JR.






       *  By: /s/ Thomas L. Feazell
             --------------------------
              Thomas L. Feazell
              Attorney-in-Fact





       Date:  November 30, 1998

            INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULE

                                                                        PAGE
     Consolidated financial statements:
     Statements of consolidated income ...................................*
     Consolidated balance sheets .........................................*
     Statements of consolidated stockholders' equity .....................*
     Statements of consolidated cash flows ...............................*
     Notes to consolidated financial statements ..........................*
     Information by industry segment .....................................*


     Consolidated financial schedule:
     II - Valuation and qualifying accounts..............................21
     -----------

         *The consolidated financial statements appearing on Pages 43 through 61 in Ashland's Annual Report are incorporated by reference in this Annual Report on Form 10-K.

         Schedules other than that listed above have been omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto. Separate financial statements for MAP and Arch Coal required by Rule 3-09 of Regulation S-X will be filed as an amendment to this Form 10-K within 90 days after the end of these entities' fiscal years ending December 31, 1998. Separate financial statements of other unconsolidated affiliates are omitted because each company does not constitute a significant subsidiary using the 20% tests when considered individually. Summarized financial information for such affiliates is disclosed in Note D of Notes to Consolidated Financial Statements in Ashland's Annual Report.

                       REPORT OF INDEPENDENT AUDITORS

     We have audited the consolidated financial statements and schedule of Ashland Inc. and consolidated subsidiaries listed in the accompanying index to financial statements and financial schedule (Item 14(a)). These financial statements and schedule are the responsibility of Ashland's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements listed in the accompanying index to financial statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of Ashland Inc. and
consolidated  subsidiaries  at  September  30,  1998  and   1997,  and  the
consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                              /s/  Ernst & Young LLP


Louisville, Kentucky
November 4, 1998


---------------------------------------------------------------------------------------------------------------------------------
Ashland Inc. and Subsidiaries
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

-----------------------------------------------------------------------------------------------------------------------------------
(In millions)                                              Balance at      Provisions                                      Balance
                                                            beginning      charged to      Reserves          Other          at end
Description                                                   of year        earnings      utilized          changes       of year
===================================================================================================================================
YEAR ENDED SEPTEMBER 30, 1998
Reserves deducted from asset accounts
   Accounts receivable                                        $25              $  8           $(10) (F1)       $ (4)           $19
   Inventories                                                 11                 2             (2)               -             11
-----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30, 1997
Reserves deducted from asset accounts
   Accounts receivable                                        $27              $  9           $(10) (F1)       $ (1)           $25
   Inventories                                                 10                 2             (1)               -             11
-----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30, 1996
Reserves deducted from asset accounts
   Accounts receivable                                        $25               $10          $  (8) (F1)      $   -            $27
   Inventories                                                  6                 6             (2)               -             10
-----------------------------------------------------------------------------------------------------------------------------------

(F1)  Uncollected amounts written off, net of recoveries of $2 million in 1998, 1997 and 1996.

                                       21

                                  EXHIBIT INDEX

      Exhibit No.                        Description

         10.2     -        Ashland  Inc.  Deferred   Compensation  and  Stock
                           Incentive Plan for Non-Employee Directors.
         10.4     -        Ninth   Amended   and   Restated   Ashland   Inc.
                           Supplemental  Early  Retirement  Plan for Certain Key
                           Executive Employees.
         10.11    -        Ashland Inc.  Nonqualified  Excess Benefit  Pension
                           Plan.
         10.18    -        Ashland Inc. 1997 Stock Incentive Plan.
         13       -        Portions   of   Ashland's    Annual   Report   to
                           Shareholders,  incorporated by reference herein,  for
                           the fiscal year ended September 30, 1998.
         21       -        List of subsidiaries.
         23       -        Consent of independent auditors.
         24       -        Power of  Attorney,  including  resolutions  of the
                           Board of Directors.
         27.1     -        Financial Data Schedule for the fiscal year ended
                           September 30, 1998.
         27.2     -        Restated Financial Data Schedule for the fiscal year
                           ended September 30, 1997.
         27.3     -        Restated Financial Data Schedule for the fiscal year
                           ended September 30, 1996.