Form 10-Q
period 1998-12-31
ASHLAND INC
filed 1999-02-11
CIK 7694

==============================================================================

==============================================================================



                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                 FORM 10-Q



          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934




              FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998



                       Commission file number 1-2918



                                ASHLAND INC.
                          (a Kentucky corporation)



                           I.R.S. No. 61-0122250
                        50 E. RiverCenter Boulevard
                               P. O. Box 391
                       Covington, Kentucky 41012-0391



                      Telephone Number: (606) 815-3333



                  Indicate  by check mark  whether the  Registrant  (1) has
              filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

                  At January  31, 1999,  there were  74,364,034   shares of
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


------------------------------------------------------------------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Three months ended
                                                                                                                  December 31
                                                                                                          -------------------------
  (In millions except per share data)                                                                          1998          1997
  ---------------------------------------------------------------------------------------------------------------------------------
  REVENUES
      Sales and operating revenues                                                                        $   1,646    $    1,598
      Equity income (loss)                                                                                      (40)           49
      Other income                                                                                               27            27
                                                                                                          -----------   -----------
                                                                                                              1,633         1,674
  COSTS AND EXPENSES
      Cost of sales and operating expenses                                                                    1,299         1,308
      Selling, general and administrative expenses                                                              267           211
      Depreciation, depletion and amortization                                                                   51            41
                                                                                                          -----------   -----------
                                                                                                              1,617         1,560
                                                                                                          -----------   -----------

  OPERATING INCOME                                                                                               16           114

      Interest expense (net of interest income)                                                                 (33)          (27)
                                                                                                          -----------   -----------

  INCOME (LOSS) BEFORE INCOME TAXES                                                                             (17)           87

      Income taxes                                                                                                6           (35)
                                                                                                          -----------   -----------

  NET INCOME (LOSS)                                                                                       $     (11)    $      52
                                                                                                          ===========   ===========

  EARNINGS (LOSS) PER SHARE - Note A
      Basic                                                                                               $    (.14)    $     .69
                                                                                                          ===========   ===========

      Diluted                                                                                             $    (.14)    $     .68
                                                                                                          ===========   ===========

  DIVIDENDS PAID PER COMMON SHARE                                                                         $    .275     $    .275
                                                                                                          ===========   ===========




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

-----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------------------
                                                                            December 31         September 30          December 31
(In millions)                                                                      1998                 1998                 1997
-----------------------------------------------------------------------------------------------------------------------------------

                               ASSETS
                               ------
CURRENT ASSETS
    Cash and cash equivalents                                                 $      91            $      34            $      48
    Accounts receivable                                                           1,109                1,129                  996
    Allowance for doubtful accounts                                                 (21)                 (19)                 (19)
    Inventories - Note A                                                            471                  440                  449
    Deferred income taxes                                                            96                  104                   99
    Other current assets                                                            114                  140                   85
                                                                              ----------           ----------           -----------
                                                                                  1,860                1,828                1,658
INVESTMENTS AND OTHER ASSETS
    Investment in Marathon Ashland Petroleum LLC (MAP)                            1,958                2,102                1,943
    Investment in Arch Coal                                                         419                  422                  413
    Cost in excess of net assets of companies acquired                              212                  207                  121
    Other noncurrent assets                                                         338                  362                  374
                                                                              ----------           ----------           -----------
                                                                                  2,927                3,093                2,851
PROPERTY, PLANT AND EQUIPMENT
    Cost                                                                          2,472                2,413                2,159
    Accumulated depreciation, depletion and amortization                         (1,289)              (1,252)              (1,160)
                                                                              ----------           ----------           -----------
                                                                                  1,183                1,161                  999
                                                                              ----------           ----------           -----------

                                                                              $   5,970            $   6,082            $   5,508
                                                                              ==========           ==========           ===========
                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

CURRENT LIABILITIES
    Debt due within one year                                                  $     224            $     125            $     177
    Trade and other payables                                                      1,051                1,199                  971
    Income taxes                                                                     36                   37                   58
                                                                              ----------           ----------           -----------
                                                                                  1,311                1,361                1,206
NONCURRENT LIABILITIES
    Long-term debt (less current portion)                                         1,511                1,507                1,345
    Employee benefit obligations                                                    458                  458                  394
    Reserves of captive insurance companies                                         175                  165                  174
    Other long-term liabilities and deferred credits                                452                  454                  333
    Commitments and contingencies - Note D
                                                                              ----------           ----------           -----------
                                                                                  2,596                2,584                2,246

COMMON STOCKHOLDERS' EQUITY                                                       2,063                2,137                2,056
                                                                              ----------           ----------           -----------

                                                                              $   5,970            $   6,082            $   5,508
                                                                              ==========           ==========           ===========






SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

  ---------------------------------------------------------------------------------------------------------------------------------

  ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
  STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS' EQUITY

  ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Accumulated
                                                                                                                other
                                                          Common       Paid-in        Retained          comprehensive
  (In millions)                                            stock       capital        earnings                 income         Total
  ----------------------------------------------------------------------------------------------------------------------------------

  BALANCE AT OCTOBER 1, 1997                            $     75       $    605      $   1,379           $       (35)       $ 2,024
     Total comprehensive income (1)                                                         52                    (4)            48
     Common stock cash dividends                                                           (21)                                 (21)
     Issued common stock under
       Stock incentive plans                                                  4                                                   4
       Acquisitions of other companies                                        1              1                                    2
     Other changes                                                           (1)                                                 (1)
                                                        ---------      ---------     ----------          ------------       --------
  BALANCE AT DECEMBER 31, 1997                          $     75       $    609      $   1,411           $       (39)       $ 2,056
                                                        =========      =========     ==========          ============       ========

  BALANCE AT OCTOBER 1, 1998                            $     76       $    602      $   1,501           $       (42)       $ 2,137
     Total comprehensive income (loss) (1)                                                 (11)                   (1)           (12)
     Common stock cash dividends                                                           (20)                                 (20)
     Issued common stock under
       Stock incentive plans                                                  5                                                   5
       Acquisitions of other companies                                        7                                                   7
     Repurchase of common stock                               (1)           (53)                                                (54)
                                                        ---------      ---------     ----------          ------------       --------
  BALANCE AT DECEMBER 31, 1998                          $     75       $    561      $   1,470           $       (43)       $ 2,063
                                                        =========      =========     ==========          ============       ========

  ----------------------------------------------------------------------------------------------------------------------------------
   (1) Reconciliations of net income (loss) to total  comprehensive  income (loss) follow.


                                                                                               Three months ended
                                                                                                  December 31
                                                                                            --------------------------
                  (In millions)                                                                   1998           1997
                  ----------------------------------------------------------------------------------------------------

                  Net income (loss)                                                         $      (11)     $      52
                  Unrealized translation adjustments                                                 1             (4)
                  Unrealized gains (losses) on securities                                           (1)             2
                    Related tax benefit (expense)                                                    -             (1)
                  Losses (gains) on securities included in net income                               (2)            (2)
                    Related tax expense (benefit)                                                    1              1
                                                                                            -----------     ----------
                  Total comprehensive income (loss)                                         $      (12)     $      48
                                                                                            ===========     ==========

                  ----------------------------------------------------------------------------------------------------
                  At December 31, 1998,  accumulated other comprehensive income was a loss of $43 million comprised of net unrealized  translation  losses of $27 million, a minimum pension liability of $18 million and unrealized gains on securities of $2 million.


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

---------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Three months ended
                                                                                                          December 31
                                                                                                 --------------------------------
(In millions)                                                                                        1998                 1997
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM CONTINUING OPERATIONS
    Net income (loss)                                                                            $    (11)            $     52
    Expense (income) not affecting cash
      Depreciation, depletion and amortization                                                         51                   41
      Deferred income taxes                                                                           (13)                  10
      Equity income from affiliates                                                                    40                  (49)
      Distributions from equity affiliates                                                            106                   64
      Other items                                                                                       -                   (6)
    Change in operating assets and liabilities (1)                                                   (100)                (153)
                                                                                                 -----------          -----------
                                                                                                       73                  (41)

CASH FLOWS FROM FINANCING
    Proceeds from issuance of capital stock                                                             3                    2
    Repayment of long-term debt                                                                       (21)                 (13)
    Repurchase of capital stock                                                                       (54)                   -
    Increase in short-term debt                                                                       109                  126
    Dividends paid                                                                                    (20)                 (21)
                                                                                                 -----------          -----------
                                                                                                       17                   94

CASH FLOWS FROM INVESTMENT
    Additions to property, plant and equipment                                                        (48)                 (52)
    Purchase of leased assets associated with the formation of MAP                                      -                 (228)
    Purchase of operations - net of cash acquired (2)                                                  (8)                 (22)
    Investment purchases (3)                                                                          (42)                (103)
    Investment sales and maturities (3)                                                                64                  199
    Other - net                                                                                         1                   29
                                                                                                 -----------          -----------
                                                                                                      (33)                (177)
                                                                                                 -----------          -----------

CASH PROVIDED (USED) BY CONTINUING OPERATIONS                                                          57                 (124)
    Cash used by discontinued operations                                                                -                  (78)
                                                                                                 -----------          -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                       57                 (202)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                        34                  250
                                                                                                 -----------          -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                        $     91             $     48
                                                                                                 ===========          ===========

---------------------------------------------------------------------------------------------------------------------------------
(1)   Excludes changes resulting from operations acquired or sold.
(2)   Amounts exclude acquisitions through the issuance of common stock, which amounted to $7 million in both 1998 and 1997.
(3)   Represents primarily investment transactions of captive insurance companies.


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

-----------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

-----------------------------------------------------------------------------

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

         INTERIM FINANCIAL REPORTING

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end audit adjustments which may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. Results of operations for the three months ended December 31, 1998, are not necessarily indicative of results to be expected for the year ending September 30, 1999.

         INVENTORIES

           --------------------------------------------------------------------------------------------------------------------
                                                                          December 31        September 30         December 31
           (In millions)                                                         1998                1998                1997
           --------------------------------------------------------------------------------------------------------------------
           Chemicals                                                          $   376              $  352              $  381
           Petroleum products                                                      53                  48                  51
           Construction materials                                                  41                  39                  27
           Other products                                                          48                  49                  44
           Supplies                                                                 9                   9                  10
           Excess of replacement costs over LIFO carrying values                  (56)                (57)                (64)
                                                                              --------             -------             -------
                                                                              $   471              $  440              $  449
                                                                              ========             =======             =======

         EARNINGS PER SHARE

         The  following  table  sets  forth  the  computation  of basic and diluted earnings per share (EPS).

           -------------------------------------------------------------------------------------------------------------------
                                                                                                        Three months ended
                                                                                                            December 31
                                                                                                       -----------------------
           (In millions except per share data)                                                             1998         1997
           --------------------------------------------------------------------------------------------------------------------
           NUMERATOR
           Numerator for basic and diluted EPS - Net income (loss)                                     $    (11)    $     52
                                                                                                       =========    =========
           DENOMINATOR
           Denominator for basic EPS - Weighted average
              common shares outstanding                                                                      75           75
           Common shares issuable upon exercise of stock options                                              -            1
                                                                                                       ---------    ---------
           Denominator for diluted EPS - Adjusted weighted
              average shares and assumed conversions                                                         75           76
                                                                                                       =========    =========
           BASIC EARNINGS (LOSS) PER SHARE                                                             $   (.14)    $    .69
                                                                                                       =========    =========
           DILUTED EARNINGS (LOSS) PER SHARE                                                           $   (.14)    $    .68
                                                                                                       =========    =========




-----------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

-----------------------------------------------------------------------------

NOTE B - UNUSUAL ITEMS

         During the quarter ended December 31, 1998, MAP recorded a pretax charge of $244 million (Ashland's share amounted to $93 million, or $57 million after tax) to adjust its inventory market valuation reserve. The reserve reflects the excess of the LIFO cost of MAP's
         crude  oil  and  refined  product   inventories   over  their  net
         realizable values. During the quarter ended December 31, 1997, Ashland recorded a pretax gain of $14 million ($6 million after tax) on the sale of its 23% interest in Melamine Chemicals, Inc. The following table shows the effects of unusual items on Ashland's operating income, net income (loss) and diluted earnings
         (loss) per share for the three months ended December 31, 1998, and 1997.

          ---------------------------------------------------------------------------------------------------------------------
                                                                          Operating income               Net income (loss)
                                                                      --------------------------      -------------------------
                                                                           1998           1997             1998          1997
          (In millions excepet per share data)
          ---------------------------------------------------------------------------------------------------------------------
           Income before unusual items                                  $   109       $    100         $     46      $     46
             MAP inventory valuation adjustments                            (93)             -              (57)            -
             Ashland Chemical gain on sale of Melamine Chemicals              -             14                -             6
                                                                      -----------    -----------      -----------   -----------
           Income as reported                                           $    16       $    114         $    (11)     $     52
                                                                      ===========    ===========      ===========   ===========

           Diluted earnings per share before unusual items                                             $    .62      $    .60
             Impact of unusual items                                                                       (.76)          .08
                                                                                                      -----------   -----------
           Diluted earnings (loss) per share as reported                                               $   (.14)     $    .68
                                                                                                      ===========   ===========

NOTE C - UNCONSOLIDATED AFFILIATES

         Ashland  is  required  by  Rule  3-09  of  Regulation  S-X to file separate financial statements for its two significant unconsolidated affiliates, Marathon Ashland Petroleum LLC (MAP) and Arch Coal, Inc. Such financial statements for the year ended December 31, 1998, will be filed by means of a Form 10-K/A on or before March 31, 1999. Unaudited income statement information for these companies is shown below.

         Since MAP commenced operations on January 1, 1998, comparative information for the quarter ended December 31, 1997, is not presented. MAP's results for the quarter ended December 31, 1998, included adjustments to MAP's inventory market valuation reserve. See Note B for the impact of these adjustments on MAP's and Ashland's results. MAP is organized as a limited liability company
         (LLC) that has elected to be taxed as a partnership. Therefore, the parents are responsible for income taxes applicable to their share of MAP's taxable income. The net income reflected below for MAP does not include any provision for income taxes which will be incurred by MAP's parents.

           -------------------------------------------------------------------------------------------------------------------
                                                                                                     Three months ended
                                                                                                         December 31
                                                                                                ------------------------------
           (In millions)                                                                                1998            1997
           -------------------------------------------------------------------------------------------------------------------
           MAP
              Sales and operating revenues                                                          $  4,712
              Loss from operations                                                                       (91)
              Net loss                                                                                   (88)
              Ashland's equity loss                                                                      (40)
           ARCH COAL
              Sales and operating revenues                                                          $    394        $    329
              Income from operations                                                                      14              30
              Net income                                                                                   -              21
              Ashland's equity income (loss)                                                              (1)             11



-----------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

-----------------------------------------------------------------------------

NOTE D - LITIGATION, CLAIMS AND CONTINGENCIES

         Ashland is subject to various federal, state and local environmental laws and regulations that require remediation efforts at multiple locations, including current operating facilities, operating facilities conveyed to MAP, previously owned or operated facilities, and Superfund or other waste sites. For information regarding environmental capital expenditures and reserves, see the "Miscellaneous - Environmental Matters" section of Ashland's Form 10-K.

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

         Ashland is a defendant in a series of cases involving more than 600 former workers at the Lockheed aircraft manufacturing facility in Burbank, California. The plaintiffs allege personal injury resulting from exposure to chemicals sold to Lockheed by Ashland, and inadequate labeling of such chemicals. The cases are being tried in the Superior Court of the State of California for the County of Los Angeles. To date, five trials involving approximately 130 plaintiffs have resulted in total verdicts adverse to Ashland, after taking into consideration a reduction of the punitive damages award in the fifth trial ordered by the trial judge, of approximately $80 million (approximately $75 million of which is punitive damages). The damage awards have been appealed. Ashland continues to believe, upon advice of counsel, that there is a substantial probability that the punitive damage awards will be reversed or reduced substantially.

         In addition to these matters, Ashland and its subsidiaries are parties to numerous other claims and lawsuits, some of which are also for substantial amounts. While these actions are being contested, the outcome of individual matters is not predictable with assurance.

         Ashland does not believe that any liability resulting from any of the above matters, after taking into consideration its insurance coverage and amounts already provided for, will have a material adverse effect on its consolidated financial position, cash flows or liquidity. However, such matters could have a material effect on results of operations in a particular quarter or fiscal year as they develop or as new issues are identified.

NOTE E - ACQUISITIONS

         During the three months ended December 31, 1998, APAC acquired two relatively small construction businesses, one of which included the issuance of $7 million in Ashland common stock. These acquisitions were accounted for as purchases and did not have a significant effect on Ashland's consolidated financial statements.


-----------------------------------------------------------------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Three months ended
                                                                                                             December 31
                                                                                                     -------------------------------
  (In millions except as noted)                                                                               1998             1997
------------------------------------------------------------------------------------------------------------------------------------
  REVENUES
     Sales and operating revenues
       Ashland Chemical                                                                                 $      990       $    1,014
       APAC                                                                                                    428              337
       Valvoline                                                                                               234              254
       Intersegment sales
         Ashland Chemical                                                                                       (5)              (4)
         Valvoline                                                                                              (1)              (3)
                                                                                                        -------------    -----------
                                                                                                             1,646            1,598
     Equity income (loss)
       Ashland Chemical                                                                                          1                2
       Refining and Marketing                                                                                  (40)              36
       Arch Coal                                                                                                (1)              11
                                                                                                        -------------    -----------
                                                                                                               (40)              49
     Other income
       Ashland Chemical                                                                                          7               21
       APAC                                                                                                      2                1
       Valvoline                                                                                                 2                3
       Refining and Marketing                                                                                    9                -
       Corporate                                                                                                 7                2
                                                                                                        -------------    -----------
                                                                                                                27               27
                                                                                                        -------------    -----------
                                                                                                        $    1,633       $    1,674
                                                                                                        =============    ===========

  OPERATING INCOME
     Ashland Chemical                                                                                   $       41       $       53
     APAC                                                                                                       26               19
     Valvoline                                                                                                  11               11
     Refining and Marketing (1)                                                                                 52               36
       Inventory valuation adjustments  (2)                                                                    (93)               -
     Arch Coal                                                                                                  (1)              11
     Corporate                                                                                                 (20)             (16)
                                                                                                        -------------    -----------
                                                                                                        $       16       $      114
                                                                                                        =============    ===========
  OPERATING INFORMATION
     APAC
       Construction backlog at December 31 (millions)                                                   $      770       $      651
       Hot mix asphalt production (million tons)                                                               6.8              5.3
       Aggregate production (million tons)                                                                     5.2              4.6
     Valvoline lubricant sales (thousand barrels per day)                                                     15.8             15.5
     Refining and Marketing (3)
       Refined products sold (thousand barrels per day)                                                    1,238.8
       Crude oil refined (thousand barrels per day)                                                          862.1
     Arch Coal (3)
       Tons sold (millions)                                                                                   26.5             12.8
       Tons produced (millions)                                                                               24.8             10.8
  ----------------------------------------------------------------------------------------------------------------------------------
(1)  Effective January 1, 1998, includes Ashland's equity income from MAP, amortization of Ashland's excess investment in MAP, and certain retained refining and marketing activities.
(2)  Represents  Ashland's share of changes in MAP's inventory  market valuation  reserve.  The reserve reflects the excess of the
     LIFO cost of MAP's crude oil and refined product inventories over their net realizable values.
(3)  Amounts represent 100% of the volumes of MAP, or Arch Coal. MAP commenced operations January 1, 1998.


-----------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

-----------------------------------------------------------------------------

RESULTS OF OPERATIONS

         Ashland recorded a net loss of $11 million for the quarter ended December 31, 1998, compared to net income of $52 million for the quarter ended December 31, 1997. Excluding unusual items described in Note B to the Condensed Consolidated Financial Statements, net income amounted to $46 million for both periods. Improvements in operating income for Refining and Marketing, APAC and Ashland Chemical were offset by a decline in operating results for Arch Coal, increased corporate expenses and higher interest expense.

         ASHLAND CHEMICAL

         Ashland Chemical reported operating income of $41 million for the quarter ended December 31, 1998. Results for last year's quarter amounted to $39 million, excluding a $14 million pretax gain on the sale of Ashland's 23% interest in Melamine Chemicals. The improvement reflected record results from the Specialty Chemicals Group, with record quarters for both the Composite Polymers and Specialty Polymers & Adhesives divisions. The increase was partially offset by a decline in Electronic Chemicals, reflecting the lingering effects of the Asian crisis on the microelectronics industry. However, Electronic Chemicals rebounded nicely from the September 1998 quarter, reflecting the emerging recovery in that industry. The Petrochemicals Group also showed improvement compared to the December 1997 quarter, as the effects of a strong maleic anhydride market more than offset the effects of a weak methanol market.

         APAC

         For the first quarter of fiscal 1999, APAC's construction operations reported record December quarter operating income of $26 million, a 35% improvement over the $19 million reported for the December quarter last year. Operating income increased from all geographic regions as asphalt production reached record first quarter levels. Net revenue (total revenue less subcontract work) increased 27%, while production of hot mix asphalt was up 27% and crushed aggregate was up 12% from the December 1997 quarter. In addition, asphalt plant profits benefited from a 12% decrease in liquid asphalt costs. The construction backlog at December 31, 1998, amounted to $770 million, the best December level in APAC history, and represented an 18% improvement over the level of December 1997. In keeping with Ashland's strategy to grow higher return businesses, APAC completed two acquisitions in the December 1998 quarter and has since closed another. These acquisitions strengthen APAC's market-leading position within its core operating area in the southeastern and midwestern United States.

         VALVOLINE

         Valvoline reported operating income of $11 million for the quarter ended December 31, 1998, essentially even with the December 1997 quarter. Results from the core lubricants business remained strong and Valvoline Instant Oil Change had a record December quarter, achieving higher daily car counts and lower operating expenses. Valvoline International declined primarily due to lower results from its European and Latin American operations. Looking forward, Eagle One, the automotive appearance-product marketer Valvoline acquired last February, succeeded in placing its products with all of Valvoline's major retail accounts and is now well-positioned for growth in the coming spring and summer selling season. Additionally, Valvoline's new premium Synpower automotive chemicals continue to gain momentum in the marketplace.

-----------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

-----------------------------------------------------------------------------

         REFINING AND MARKETING

         Operating income from Refining and Marketing (excluding $93 million in unfavorable inventory market valuation adjustments) amounted to $52 million for the quarter ended December 31, 1998, compared to $36 million for the quarter ended December 31, 1997. Results for the current year include Ashland's 38% share of MAP's earnings, amortization of Ashland's excess investment in MAP, and results of certain retained refining and marketing activities. Results for the prior year's quarter represent the operating income of the former Ashland Petroleum and SuperAmerica divisions. MAP was formed January 1, 1998, when Ashland combined its refining and marketing operations with those of the USX-Marathon Group. The increase in operating income includes substantial efficiency improvements resulting from the combined operations of MAP. In the year since it was formed, MAP has captured approximately $150 million in annual, repeatable, pretax savings and established itself as an industry leader in earnings per barrel of crude oil throughput. An additional $100 million in efficiencies are targeted for calendar 1999. During 1998, MAP was able to overcome significant decreases in refining crack spreads through the realization of operating efficiencies, a strong performance by its asphalt and retail operations, and lower energy costs.

         ARCH COAL

         Ashland recorded an operating loss of $1 million from its investment in Arch Coal for the quarter ended December 31, 1998, compared to operating income of $11 million for the quarter ended December 31, 1997. The decline was due to delays in obtaining a new surface-mining permit at West Virginia's Dal-Tex mine, inadequate rail service and higher-than-expected operating costs at Colorado's West Elk mine, and bitterly cold weather that hindered both equipment and rail performance of Western operations. During the quarter, Arch continued its program of divesting non-strategic assets and recorded an after-tax gain of $4.6 million from the sale of an idle coal dock in West Virginia. That gain was partially offset by an after-tax charge of $2.4 million associated with Arch's routine, periodic review of reclamation accruals.

         As it previously announced, Arch expects continued earnings weakness during calendar 1999. The delayed start of development work on the new permit area at Dal-Tex will lead to a tough 1999 even if there is a favorable outcome on the pending injunction hearing relating to the issued permits. Rail service at West Elk may limit coal shipments again in 1999. Two small operations - the Conant Mine in southern Illinois and Arch of Wyoming in the Hanna Basin - face deteriorating markets for their products. Finally, lower-than-expected price escalations in sales contracts and the re-opening and renegotiation of several large contracts with a large customer will hurt profitability.

         CORPORATE

         Corporate expenses amounted to $20 million in the quarter ended December 31, 1998, compared to $16 million for the quarter ended December 31, 1997. The increase reflects transition costs associated with the restructuring of corporate general and administrative functions and the relocation of corporate headquarters to Covington, Ky., in the Cincinnati metropolitan area.

         INTEREST EXPENSE (NET OF INTEREST INCOME)

         For the three months ended December 31, 1998, interest expense (net of interest income) totaled $33 million, compared to $27 million for the December 1997 quarter. The increase reflects increased debt levels resulting primarily from $254 million in purchases of leased assets in December 1997 and January 1998 associated with the formation of MAP and from acquisitions during 1998.

-----------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

-----------------------------------------------------------------------------

FINANCIAL POSITION

         LIQUIDITY

         Ashland's financial position has enabled it to obtain capital for its financing needs and to maintain investment grade ratings on its senior debt of Baa2 from Moody's and BBB from Standard & Poor's. Ashland has a revolving credit agreement which expires on February 9, 2000, providing for up to $320 million in borrowings, none of which was in use at December 31, 1998. Under a shelf registration, Ashland can also issue an additional $220 million in medium-term notes should future opportunities or needs arise. Furthermore, Ashland has access to various uncommitted lines of credit and commercial paper markets, under which $193 million of short-term borrowings were outstanding at December 31, 1998.

         Cash flows from continuing operations, a major source of Ashland's liquidity, amounted to $73 million for the quarter ended December 31, 1998, compared to a deficit of $41 million for the quarter ended December 31, 1997. The increase reflects a higher level of cash distributions from MAP, compared to cash generated from Ashland's former Refining and Marketing operations in the prior year's quarter, and less of an increase in working capital requirements. Cash flows from continuing operations exceeded Ashland's capital requirements for net property additions and dividends by $6 million for the December 1998 quarter.

         Operating working capital (accounts receivable and inventories, less trade and other payables) at December 31, 1998, was $508 million, compared to $351 million at September 30, 1998, and $455 million at December 31, 1997. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 90% of current liabilities at December 31, 1998, compared to 84% at September 30, 1998, and 85% at December 31, 1997. Ashland's working capital is affected by its use of the LIFO method of inventory valuation, which valued inventories $56 million below their replacement costs at December 31, 1998.

         CAPITAL RESOURCES

         For the three months ended December 31, 1998, property additions amounted to $48 million, compared to $52 million for the same period last year. Property additions and cash dividends for the remainder of fiscal 1999 are estimated at $150 million and $60 million. On August 7, 1998, Ashland's Board of Directors authorized the company to repurchase up to 4 million shares of its common stock in the open market. Through December 31, 1998, 2 million shares had been repurchased at a cost of $97 million. On January 28, 1999, Ashland's Board increased the authorization, from 1.6 million remaining shares under the previous authorization, back up to 4 million additional shares. The timing and exact number of shares to be repurchased will be dependent on market conditions. Ashland anticipates meeting its remaining 1999 capital requirements for property additions, debt repayments and dividends primarily from internally generated funds. However, external financing may be necessary to fund the remainder of these requirements, as well as common stock repurchases and acquisitions.

         At December 31, 1998, Ashland's debt level amounted to $1.7 billion, compared to $1.6 billion at September 30, 1998. Debt as a percent of capital employed amounted to 46% at December 31, 1998, compared to 43% at September 30, 1998. During the quarter ended December 31, 1998, Ashland liquidated $200 million of its interest rate swap agreements, which had converted fixed-rate debt to floating rates at September 30, 1998. As a result, Ashland's exposure to short-term interest rate fluctuations for the remainder of 1999 will be limited to $39 million in floating-rate debt outstanding at December 31, 1998, the remaining $25 million floating-rate swap agreement, and any short-term notes and commercial paper outstanding.

-----------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

-----------------------------------------------------------------------------

ENVIRONMENTAL MATTERS

         Federal, state and local laws and regulations relating to the protection of the environment have resulted in higher operating costs and capital investments by the industries in which Ashland operates. Because of the continuing trends toward greater environmental awareness and ever increasing regulations, Ashland believes that expenditures for environmental compliance will continue to have a significant effect on its businesses. Although it cannot accurately predict how such trends will affect future operations and earnings, Ashland believes the nature and significance of its ongoing compliance costs will be comparable to those of its competitors. For information on certain specific environmental proceedings and investigations, see the "Legal Proceedings" section of this Form 10-Q. For information regarding environmental capital expenditures and reserves, see the "Miscellaneous - Environmental Matters" section of Ashland's Form 10-K.

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

         Ashland does not believe that any liability resulting from environmental matters, after taking into consideration its insurance coverage and amounts already provided for, will have a material adverse effect on its consolidated financial position, cash flows or liquidity. However, such matters could have a material effect on results of operations in a particular quarter or fiscal year as they develop or as new issues are identified.

YEAR 2000 READINESS

         Ashland, like most other companies, is faced with the Year 2000 issue and began developing plans in 1994 to address the possible exposures. Project teams are responsible for coordinating the assessment, remediation and testing of the necessary modifications to Ashland's computer applications, including both internal information systems and embedded systems, as well as assessing the Year 2000 readiness of its major vendors and developing contingency plans. The team's progress is regularly monitored by Ashland's senior management and periodically reported to the Audit Committee of Ashland's Board of Directors.

         Ashland has completed the assessment phase related to its internal information systems, and is resolving identified issues through system modifications or replacement. Although testing will continue, Ashland believes that about 90% of its significant systems are currently Year 2000 compliant, and that the remainder will be compliant by April 1999.

         Ashland is also assessing the embedded systems that operate such items as its manufacturing systems, laboratory processes and security systems. Ashland expects to complete this assessment by April 1999, and remediate or replace non-compliant embedded systems as necessary by June 1999. The quality of the responses received from the manufacturers of such equipment, the estimated effect of the individual system on Ashland, and the ability of Ashland to perform meaningful tests will determine whether independent testing of embedded systems will be conducted.

-----------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

-----------------------------------------------------------------------------

YEAR 2000 READINESS (continued)

         Formal communications have been initiated with major vendors to assess the potential exposure to Ashland from their failure to remediate their own Year 2000 issues. A failure by any of these vendors could become a significant challenge to Ashland's ability to operate its facilities at affected locations. Vendors contacted include Ashland's suppliers, financial institutions and companies providing utilities (electric, telephone and water). Alternate providers of products and services will be established, if deemed necessary. Although Ashland has no means of ensuring the Year 2000 readiness of such vendors, it will continue to gather information and monitor their compliance. Based on the representations provided by these vendors to date, Ashland has no reason to believe that these vendors are not addressing their Year 2000 issues adequately.

         Ashland is also developing contingency plans related to the Year 2000 issue, addressing various scenarios and alternatives. Among other things, such plans will likely include replacing electronic applications with manual processes, identifying alternate vendors, adjusting staffing requirements, and increasing raw material inventory levels, as deemed necessary. Pilot programs have been established within Ashland. Contingency plans are expected to be completed by June 1999, and will be regularly updated as current issues develop or new issues are identified.

         Although a full assessment has not yet been completed, Ashland estimates that its fiscal 1999 costs related to Year 2000 issues will not exceed $15 million, and will be minimal thereafter. Such amount is based on various assumptions, including the expected availability and costs of internal and external resources and the complexity of the necessary changes. Such estimate does not include any costs of new systems for which the principal justification is improved business functionality, rather than Year 2000 compliance. Since Ashland's Year 2000 compliance program was initiated several years ago and has been integrated with other system enhancements, Ashland's total costs of remediating Year 2000 issues are not readily discernible.

         Ashland believes it has an effective program to resolve significant Year 2000 issues in a timely manner. However, certain phases of that program have not yet been completed and some exposures are outside Ashland's direct control. If Ashland is unsuccessful in identifying or remediating Year 2000 issues in its significant systems, is affected by major vendors or customers not being Year 2000 compliant, or is affected by general economic disruptions resulting from Year 2000 issues, its consolidated financial position or results of operations could be materially adversely affected.

         MAP and Arch Coal also have prepared their own programs to deal with Year 2000 issues. Arch Coal's program is outlined in the Management's Discussion and Analysis section of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1998. MAP's program is covered in the Management's Discussion and Analysis section for the Marathon Group in USX Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998. Both of these documents are on file with the Securities and Exchange Commission.

-----------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

-----------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

         This Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, with respect to Ashland's operating performance. Estimates as to operating performance are based upon a number of assumptions, including (among others) prices, supply and demand, market conditions and operating efficiences. Although Ashland believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations reflected herein will be achieved. This forward-looking information may prove to be inaccurate, and actual results may differ significantly from those anticipated. Other factors and risks affecting Ashland are contained in Ashland's Form 10-K for the fiscal year ended September 30, 1998.

                        PART II - OTHER INFORMATION
------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

         ENVIRONMENTAL PROCEEDINGS - As of December 31, 1998, Ashland had been identified as a "potentially responsible party" ("PRP") under Superfund or similar state laws for potential joint and several liability for clean-up costs in connection with alleged releases of hazardous substances in connection with 90 waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency ("EPA") or a state agency, in which Ashland is typically participating as a member of a PRP group. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight, and/or long-term monitoring of environmental conditions at the sites. Ashland carefully monitors the investigatory and remedial activity at many of these sites. Based on its experience with site remediation, its familiarity with current environmental laws and regulations, its analysis of the specific hazardous substances at issue, the existence of other financially viable PRPs and its current estimates of investigatory, clean-up and monitoring costs at each site, Ashland believes that its liability at these sites, either individually or in the aggregate, after taking into account its insurance coverage and established reserves, will not have a material adverse effect on Ashland's consolidated financial position, cash flow or liquidity. However, such matters could have a material effect on results of operations in a particular quarter or fiscal year as they develop or as new issues are identified. Estimated costs for these matters are recognized in accordance with generally accepted accounting principles governing the likelihood that costs will be incurred and Ashland's ability to reasonably estimate future costs.

         LOCKHEED LITIGATION - Ashland is a defendant in a series of cases involving more than 600 former workers at the Lockheed aircraft manufacturing facility in Burbank, California. The plaintiffs allege personal injuries resulting from exposure to chemicals sold to Lockheed by Ashland, and inadequate labeling of such chemicals. The cases are being tried in the Superior Court of the State of California for the County of Los Angeles. To date, five trials involving approximately 130 plaintiffs have resulted in total verdicts adverse to Ashland, after taking into consideration a reduction of the punitive damages award in the fifth trial ordered by the trial judge, of approximately $80 million (approximately $75 million of which is punitive damages). The damage awards have been appealed. Ashland continues to believe, upon advice of counsel, that there is a substantial probability that the punitive damage awards will be reversed or substantially further reduced, and that, after taking into account probable recoveries under insurance policies, these cases will not have a material adverse effect on Ashland's consolidated financial position, cash flow or liquidity.

         In addition, Ashland filed an action in Kentucky against approximately 44 insurance carriers to confirm coverage for liabilities under the Lockheed cases. One of the insurance carriers in turn filed an action in California seeking to deny insurance coverage for liabilities in these cases.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) Ashland's  Annual Meeting of Shareholders  was held on January
             28,  1999,  at  the  Metropolitan   Club,  50  E.  RiverCenter
             Boulevard, Covington, Kentucky at 10:30 a.m.

         (b) At its Annual Meeting, Ashland's shareholders elected four directors (Frank C. Carlucci, James B. Farley, Dr. Bernadine
             P. Healy and W. L. Rouse, Jr.) to serve a three-year term and one director (Dr. Ernest H. Drew) to serve a two-year term.

                                                          Votes
                                                          -----
                                           Affirmative               Withheld
                                           -----------               ---------
-    Frank C. Carlucci                     65,050,666                1,041,083
-    Dr. Ernest H. Drew                    65,158,866                  932,883
-    James B. Farley                       65,158,552                  933,197
-    Dr. Bernadine P. Healy                65,119,591                  972,158
-    W. L. Rouse, Jr.                      65,146,413                  945,336

             Directors who continued in office: Samuel C. Butler, Paul W. Chellgren, Ralph E. Gomory, Mannie L. Jackson, Patrick F. Noonan, Jane C. Pfeiffer and Michael D. Rose.

         (c) At its Annual Meeting, Ashland's shareholders ratified the appointment of Ernst & Young LLP as independent auditors for fiscal year 1999 by a vote of 65,141,972 affirmative, to 636,796 negative and 312,981 abstention votes.

         (d) The results of voting on a shareholder proposal to spin-off Ashland Chemical, APAC and Valvoline as three separate companies were 55,896,017 negative, to 5,510,041 affirmative, 751,875 abstention votes and 3,933,816 broker non-votes.

         (e) The results of voting on a shareholder proposal to distribute Arch Coal, Inc. stock to Ashland shareholders were 55,813,273 negative, to 5,469,551 affirmative, 875,109 abstention votes and 3,933,816 broker non-votes.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             3.2    Bylaws of Ashland, as amended to January 28, 1999
             10.1   Form of Ashland Inc. Executive Employment Agreement between
                    Ashland and certain executives of Ashland
             10.2   Ashland Inc. 1995 Performance Unit Plan, as amended to
                    January 27, 1999
             27     Financial Data Schedule

         (b) Reports on Form 8-K

             None

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Ashland Inc.
                                        ----------------------------------
                                             (Registrant)



Date February 11, 1999                      /s/ Kenneth L. Aulen
     ------------------                 -----------------------------------
                                        Kenneth L. Aulen
                                        Administrative Vice President and
                                          Controller
                                        (Chief Accounting Officer)


Date February 11, 1999                      /s/ David L. Hausrath
     -------------------                ------------------------------------
                                        David L. Hausrath
                                        Vice President and General Counsel