Form 10-K/A
period 1998-09-30
ASHLAND INC
filed 1999-03-17
CIK 7694

=============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

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

                                ASHLAND INC.
                          (a Kentucky corporation)

                           I.R.S. No. 61-0122250
                        50 E. RiverCenter Boulevard
                         Covington, Kentucky 41012

                      Telephone Number: (606) 815-3333

              Securities Registered Pursuant to Section 12(b):

                                                     Name of each exchange
         Title of each class                          on which registered
         -------------------                         ---------------------
Common Stock, par value $1.00 per share           New York Stock Exchange
                                                   and Chicago Stock Exchange
Rights to Purchase Series A Participating         New York Stock Exchange
  Cumulative Preferred Stock                       and Chicago Stock Exchange


           Securities Registered Pursuant to Section 12(g): None

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
          At October 30, 1998, based on the New York Stock Exchange closing price, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $3,249,504,576. In determining this amount, the Registrant has assumed that directors, certain of its executive officers, and persons known to it to be the beneficial owners of more than five percent of its common stock are affiliates. Such assumption shall not be deemed conclusive for any other purpose.
          At October 30, 1998, there were 75,057,315 shares of Registrant's common stock outstanding.


=============================================================================

                                EXPLANATORY NOTE


     This amendment to the Annual Report on Form 10-K for the fiscal year ended September 30, 1998 of Ashland Inc. ("Ashland") is being filed by Ashland to include the audited financial statements of Marathon Ashland Petroleum LLC ("MAP") for the fiscal year ended December 31, 1998 and the audited financial statements of Arch Coal, Inc. ("Arch") for the fiscal year ended December 31, 1998 as required by Rule 3-09 of Regulation S-X. Ashland has a 38% equity interest in MAP and a 56% equity interest in Arch and accounts for these investments using the equity method of accounting. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the text of the amended item is set forth in its entirety in the pages attached hereto.

     A consent of PricewaterhouseCoopers LLP, independent accountants for MAP, and a consent of Ernst & Young, independent auditors for Arch, are being filed as exhibits hereto.

ITEM 14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K

 (a)  Documents filed as part of this Report

     (1) and (2) Financial Statements and  Financial Schedule

          The consolidated financial statements and financial schedule of Ashland presented or incorporated by reference in this report are listed in the index on Page 19.

          Audited financial statements of Marathon Ashland Petroleum LLC. Financial statement schedules are omitted because they are not applicable as the required information is contained in the applicable financial statements or notes thereto.

          Audited financial statements and schedule of Arch Coal, Inc.

     (3) Exhibits

         3.1    -     Second  Restated   Articles  of  Incorporation  of
                      Ashland,  as amended to January  30,  1998  (filed as
                      Exhibit 3 to Ashland's Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference).

         3.2    -     Bylaws of  Ashland,  as amended  to March 19,  1998
                      (filed  as  Exhibit  3  to   Ashland's   Form  10-K/A
                      (Amendment No. 1) for the fiscal year ended September
                      30,  1997  filed  on May 1,  1998,  and  incorporated
                      herein by reference).
         4.1    -     Ashland  agrees to provide the SEC,  upon  request,
                      copies of instruments  defining the rights of holders
                      of  long-term  debt  of  Ashland,   and  all  of  its
                      subsidiaries for which consolidated or unconsolidated
                      financial  statements  are  required to be filed with
                      the SEC.
         4.2    -     Indenture,  dated as of August 15, 1989, as amended
                      and restated as of August 15, 1990,  between  Ashland
                      and Citibank, N.A., as Trustee (filed as Exhibit 4(a)
                      to  Ashland's  Form 10-K for the  fiscal  year  ended
                      September  30,  1991,  and  incorporated   herein  by
                      reference).
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
         10.19   -    Limited  Liability  Company  Agreement  of Marathon
                      Ashland  Petroleum  LLC dated as of  January  1, 1998
                      (filed as Exhibit 10.1 to Ashland's  Form 8-K,  dated
                      January  1,   1998,   and   incorporated   herein  by
                      reference).
         10.20   -    Put/Call,   Registration   Rights  and  Standstill
                      Agreement  dated as of January 1, 1998 among Marathon
                      Oil  Company,  USX  Corporation,   Ashland  Inc.  and

                      Marathon Ashland Petroleum LLC (filed as Exhibit 10.2
                      to Ashland's  Form 8-K,  dated  January 1, 1998,  and
                      incorporated herein by reference).
         11      -    Computation  of Earnings Per Share  (appearing  on
                      Page 49 of Ashland's  Annual Report to  Shareholders,
                      incorporated by reference herein, for the fiscal year
                      ended September 30, 1998).
         13      -    Portions   of   Ashland's    Annual   Report   to
                      Shareholders,  incorporated by reference herein,  for
                      the fiscal year ended September 30, 1998.
         21      -    List of subsidiaries.
         23.1    -    Consent of Ernst & Young LLP.
         23.2    -    Consent of PricewaterhouseCoopers LLP.
         23.3    -    Consent of Ernst & Young LLP.
         24      -    Power of  Attorney,  including  resolutions  of the
                      Board of Directors.
         27.1    -    Financial  Data  Schedule for the fiscal year ended
                      September 30, 1998.
         27.2    -    Restated  Financial  Data  Schedule  for the fiscal
                      year ended September 30, 1997.
         27.3    -    Restated Financial Data Schedule for the fiscal year
                      ended September 30, 1996.

    Upon written or oral request, a copy of the above exhibits will be furnished at cost.

(b) Reports on Form 8-K
    None

                                 SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ASHLAND INC.
                                               (Registrant)



Date: March 17, 1999                       /s/ David L. Hausrath
                                          ----------------------------
                                          Name: David L. Hausrath
                                          Title:   Vice President and
                                                   General Counsel

              MARATHON ASHLAND PETROLEUM LLC AND SUBSIDIARIES



                 AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             December 31, 1998




                                  CONTENTS

                                                                         Page

REPORT OF INDEPENDENT ACCOUNTANTS:                                        1

CONSOLIDATED FINANCIAL STATEMENTS:

     CONSOLIDATED STATEMENT OF OPERATIONS ----------------------------    2
     CONSOLIDATED BALANCE SHEET --------------------------------------    3
     CONSOLIDATED STATEMENT OF CASH FLOWS ----------------------------    4
     CONSOLIDATED STATEMENT OF MEMBERS' CAPITAL ----------------------    5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:

     NOTE A     -  BUSINESS DESCRIPTION AND BASIS OF PRESENTATION ----    6
     NOTE B     -  SUMMARY OF PRINCIPAL ACCOUNTING POLICIES ----------    6
     NOTE C     -  NEW ACCOUNTING STANDARD ---------------------------    8
     NOTE D     -  RELATED PARTY TRANSACTIONS ------------------------    8
     NOTE E     -  REVENUES ------------------------------------------    9
     NOTE F     -  OTHER ITEMS ---------------------------------------    9
     NOTE G     -  PENSIONS AND OTHER POSTRETIREMENT BENEFITS --------    9
     NOTE H     -  INCOME TAXES --------------------------------------   11
     NOTE I     -  INVENTORIES ---------------------------------------   11
     NOTE J     -  INVESTMENTS AND LONG-TERM RECEIVABLES -------------   12
     NOTE K     -  PROPERTY, PLANT AND EQUIPMENT ---------------------   12
     NOTE L     -  LONG-TERM DEBT ------------------------------------   13
     NOTE M     -  SUPPLEMENTAL CASH FLOW INFORMATION ----------------   13
     NOTE N     -  LEASES --------------------------------------------   14
     NOTE O     -  DERIVATIVE INSTRUMENTS ----------------------------   15
     NOTE P     -  FAIR VALUE OF FINANCIAL INSTRUMENTS ---------------   16
     NOTE Q     -  CONTINGENCIES AND COMMITMENTS ---------------------   16
     NOTE R     -  SUBSEQUENT EVENT-----------------------------------   16

                     Report of Independent Accountants




February 9, 1999, except as to Note R,
which is as of March 1, 1999

To the Board of Managers of
Marathon Ashland Petroleum LLC

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of members' capital present fairly, in all material respects, the financial position of Marathon Ashland Petroleum LLC and its subsidiaries (MAP) at December 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of MAP's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP

CONSOLIDATED STATEMENT OF OPERATIONS (Dollars in millions)

MARATHON ASHLAND PETROLEUM LLC AND SUBSIDIARIES


                                                                                                       Year Ended
                                                                                                    December 31, 1998
Revenues:
    Sales - Note E                                                                                     $ 19,300
    Dividend and affiliate income                                                                            13
    Gain on disposal of assets                                                                                6
    Other income                                                                                             20
                                                                                                       --------

                Total revenues                                                                           19,339
                                                                                                       --------

Costs and expenses:
    Cost of sales (excludes items shown below)                                                           14,083
    Selling, general and administrative expenses                                                            387
    Depreciation and amortization                                                                           275
    Taxes other than income taxes                                                                         3,687
    Inventory market valuation charge - Note I                                                              269
                                                                                                       --------

                Total costs and expenses                                                                 18,701
                                                                                                       --------

Income from operations                                                                                      638
Net interest and other financial income - Note F                                                             17
                                                                                                       --------

Income before income taxes                                                                                  655
Provision for estimated income taxes - Note H                                                                 1
                                                                                                       --------

Net income                                                                                             $    654
                                                                                                       ========




The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEET (Dollars in millions)

MARATHON ASHLAND PETROLEUM LLC AND SUBSIDIARIES


                                                                                          December 31
                                                                                             1998
                                                                                         ------------
ASSETS
    Current assets:
       Cash and cash equivalents, including amounts invested with
         related parties of $272 - Note D                                                $     272
       Receivables, less allowance for doubtful accounts of $3                                 911
       Inventories - Note I                                                                  1,264
       Related party receivables - Note D                                                       35
       Other current assets                                                                     82
                                                                                         ----------
                Total current assets                                                         2,564

    Investments and long-term receivables - Note J                                             110
    Long-term related party receivables - Note D                                                 6
    Property, plant and equipment - net - Note K                                             3,525
    Prepaid pensions - Note G                                                                   44
    Other noncurrent assets                                                                     81
                                                                                         ----------

                Total assets                                                             $   6,330
                                                                                         ==========

LIABILITIES
    Current liabilities:
       Accounts payable                                                                  $   1,467
       Accounts payable to related parties - Note D                                             13
       Distribution payable to related parties - Note D                                        272
       Payroll and benefits payable                                                             78
       Accrued taxes                                                                            35
                                                                                         ----------
                Total current liabilities                                                    1,865

    Long-term debt - Note L                                                                      7
    Long-term deferred income taxes - Note H                                                     3
    Employee benefits - Note G                                                                 250
    Deferred credits and other liabilities                                                      22
                                                                                         ----------

                Total liabilities                                                            2,147
                                                                                         ----------

MEMBERS' CAPITAL (details on page 5)
    Members' contributed capital                                                             4,188
    Retained earnings                                                                           --
    Accumulated other comprehensive (losses)                                                    (5)
                                                                                         ----------
                Total members' capital                                                       4,183
                                                                                         ----------

                Total liabilities and members' capital                                   $   6,330
                                                                                         =========



The accompanying notes are an integral part of these consolidated financial statements.




CONSOLIDATED STATEMENT OF CASH FLOWS (Dollars in millions)

MARATHON ASHLAND PETROLEUM LLC AND SUBSIDIARIES



                                                                                                       Year Ended
                                                                                                    December 31, 1998
                                                                                                    -----------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                                                                              $   654
Adjustments to reconcile to net cash provided
    from operating activities:
       Depreciation and amortization                                                                        275
       Inventory market valuation charge                                                                    269
       Pensions and other postretirement benefits                                                            22
       Deferred income taxes                                                                                 (2)
       Gain on disposal of assets                                                                            (6)
       Changes in:
          Current receivables                                                                               194
          Inventories                                                                                       (19)
          Current accounts payable and accrued expenses                                                    (126)
          Net receivables and payables with related parties                                                  28
       All other - net                                                                                      (69)
                                                                                                        --------
          Net cash provided from operating activities                                                     1,220
                                                                                                        --------

INVESTING ACTIVITIES:
Capital expenditures                                                                                       (400)
Disposal of assets                                                                                           16
Affiliates - investments                                                                                    (22)
           - repayments of advances                                                                           1
                                                                                                        --------
         Net cash used in investing activities                                                             (405)
                                                                                                        --------

FINANCING ACTIVITIES:
Debt   - additions                                                                                            1
       - repayments                                                                                         (24)
Member distributions                                                                                       (555)
                                                                                                        --------
         Net cash used in financing activities                                                             (578)
                                                                                                        --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                   237

Cash and cash equivalents at beginning of year                                                               35
                                                                                                        --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                                $   272
                                                                                                        ========


See Note M for supplemental cash flow information.






The accompanying notes are an integral part of these consolidated financial statements.




CONSOLIDATED STATEMENT OF MEMBERS' CAPITAL (Dollars in millions)

MARATHON ASHLAND PETROLEUM LLC AND SUBSIDIARIES



                                                                 Members' Capital          Comprehensive Income
                                                                  Year Ended                    Year Ended
                                                               December 31, 1998             December 31, 1998
                                                              ------------------          --------------------

Members' contributed capital:
   Balance at beginning of year                                  $  4,361
   Distribution to members                                           (173)
                                                                 ---------
   Balance at end of year                                           4,188
                                                                 ---------

Retained earnings:
   Balance at beginning of year                                        --
   Net income                                                         654                       $    654
   Distributions to members                                          (654)
                                                                 ---------
   Balance at end of year                                              --
                                                                 ---------

Accumulated other comprehensive (losses):
   Minimum  pension  liability
   adjustments:
     Balance at beginning of year                                      (4)
     Changes during the year                                           (1)                            (1)
                                                                 ---------                      ---------
     Balance at end of year                                            (5)
                                                                 ---------

     Total comprehensive income                                                                 $    653
                                                                                                =========

Total members' capital                                           $  4,183
                                                                 =========




The accompanying notes are an integral part of these consolidated financial statements.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARATHON ASHLAND PETROLEUM LLC AND SUBSIDIARIES


NOTE A - BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

On December 12, 1997 Marathon Oil Company (Marathon), a wholly owned subsidiary of USX Corporation (USX), entered into an Asset Transfer and Contribution Agreement with Ashland Inc. (Ashland) providing for the formation of Marathon Ashland Petroleum LLC (MAP). Effective January 1,
1998, Marathon contributed substantially all of its refining, marketing and transportation (RM&T) operations to MAP. Also, on January 1, 1998, Marathon acquired certain RM&T net assets from Ashland in exchange for a 38% interest in MAP. The purchase price was determined to be $1.9 billion, based upon an external valuation. The acquisition of Ashland's net assets was accounted for under the purchase method of accounting.

In connection with the formation of MAP, Marathon and Ashland entered into a Limited Liability Company Agreement (LLC Agreement) dated January 1,
1998.  The LLC Agreement  provides for an initial term expiring on December
31, 2022 (25 years from its formation). The term will automatically be extended for ten-year periods, unless a termination notice is given by either party.

Also in connection with the formation of MAP, the parties entered into a Put/Call, Registration Rights and Standstill Agreement (the Put/Call
Agreement). The Put/Call Agreement provides that at any time after December
31, 2004, Ashland will have the right to sell to Marathon all of Ashland's ownership interest in MAP, for an amount in cash and/or Marathon or USX debt or equity securities equal to the product of 85% (90% if equity securities are used) of the fair market value of MAP at that time, multiplied by Ashland's percentage interest in MAP. Payment could be made at closing, or at Marathon's option, in three equal annual installments, the first of which would be payable at closing. At any time after December
31, 2004, Marathon will have the right to purchase all of Ashland's ownership interests in MAP, for an amount in cash equal to the product of 115% of the fair market value of MAP at that time, multiplied by Ashland's percentage interest in MAP.

MAP is engaged in petroleum  supply,  refining,  marketing & transportation
operations  and  includes   Speedway   SuperAmerica  LLC,  a  wholly  owned
subsidiary,  which  operates  retail  outlets for  petroleum  products.  In addition,  MAP, through its wholly owned subsidiary,  Scurlock Permian LLC, is actively engaged in the purchasing,  selling and trading of crude oil in
Texas, Oklahoma and Louisiana.



NOTE B - SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

PRINCIPLES APPLIED IN CONSOLIDATION - The consolidated financial statements include the accounts of MAP and the  majority-owned  subsidiaries  which it controls. Investments in undivided interest pipelines are consolidated on a
pro  rata  basis.   Investments  in  other  entities  over  which  MAP  has
significant  influence  are  accounted  for  using  the  equity  method  of accounting  and are  carried at MAP's  share of net assets  plus  advances.
Investments  in companies  whose stocks have no readily  determinable  fair value are carried at cost.

USE  OF  ESTIMATES  -  Generally  accepted  accounting  principles  require management  to make  estimates  and  assumptions  that affect the  reported amounts of assets and liabilities,  the disclosure of contingent assets and liabilities  at year-end and the reported  amounts of revenues and expenses
during  the  year.   Significant   items  subject  to  such  estimates  and
assumptions  include the carrying  value of  long-lived  assets;  valuation allowances for  receivables  and  inventories;  environmental  liabilities, liabilities for potential tax deficiencies and potential  litigation claims and settlements;  and assets and obligations  related to employee benefits.
Additionally,  certain  estimated  liabilities are recorded when management commits  to a plan to close an  operating  facility  or to exit a  business activity.  Actual  results could differ from the estimates and  assumptions used.

REVENUE RECOGNITION - Revenues principally include sales, dividend and affiliate income and gains or losses on the disposal of assets.

Sales are recognized when products are shipped or services are provided to customers. Consumer excise taxes on petroleum products and merchandise and matching crude oil and refined products buy/sell transactions settled in cash are included in both revenues and costs and expenses, with no effect on income.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE B - SUMMARY OF PRINCIPAL ACCOUNTING POLICIES - Continued

Dividend and affiliate income includes MAP's proportionate share of income from equity method investments and dividend income from other investments.
Dividend income is recognized when dividend payments are received.

When long-lived assets depreciated on an individual basis are sold or otherwise disposed of, any gains or losses are reflected in income. Such gains or losses on the disposal of long-lived assets are recognized when title passes to the buyer and, if applicable, all significant regulatory approvals are received. Proceeds from disposal of long-lived assets depreciated on a group basis are credited to accumulated depreciation and amortization with no immediate effect on income.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand and on deposit and investments with related parties in highly liquid debt instruments with maturities of three months or less. See Note D for information regarding investments with related parties.

INVENTORIES - Inventories are carried at lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

DERIVATIVE   INSTRUMENTS  -  MAP  engages  in  commodity  risk   management
activities  within the normal  course of its  business  as an  end-user  of derivative  instruments  (see Note O).  Management  is authorized to manage exposure  to price  fluctuations  related to the  purchase or sale of crude oil,  refined  products  and  natural  gas  through the use of a variety of derivative  financial and nonfinancial  instruments.  Derivative  financial instruments  require  settlement  in cash and include such  instruments  as over-the-counter (OTC) commodity swap agreements and OTC commodity options.
Derivative  nonfinancial   instruments  require  or  permit  settlement  by
delivery of  commodities  and  include  exchange-traded  commodity  futures contracts and options. At times,  derivative positions are closed, prior to maturity,  simultaneous with the underlying physical  transaction,  and the effects are  recognized  in income  accordingly.  MAP's  practice  does not permit  derivative  positions  to remain  open if the  underlying  physical market risk has been  removed.  Changes in the market  value of  derivative instruments are deferred, including both closed and open positions, and are subsequently  recognized in income,  as sales or cost of sales, in the same period as the underlying transaction.  The effects of changes in the market indices related to OTC swaps are recorded and recognized in income with the underlying  transaction.  Premiums on all commodity-based  option contracts are initially  recorded based on the amount paid or received;  the options'
market  value is  subsequently  recorded as a  receivable  or  payable,  as appropriate.  The margin  receivable  accounts  required for open commodity contracts reflect changes in the market prices of the underlying  commodity and are settled on a daily basis.

Recorded deferred gains or losses are reflected within other current assets or accounts payable. Cash flows from the use of derivative instruments are reported in the same category as the hedged item in the statement of cash flows.

LONG-LIVED   ASSETS  -  Property,   plant  and  equipment  are  depreciated
principally  by  the  straight-line   method.   Expenditures  for  refinery
turnarounds are expensed  ratably in the calendar year in which they occur.
MAP evaluates  impairment of its assets on an individual  asset basis or by logical groupings of assets.  Assets deemed to be impaired are written down to their fair value,  including  any  related  goodwill,  using  discounted future cash flows and, if available, comparable market values.

ENVIRONMENTAL   LIABILITIES  -  MAP  provides  for  remediation  costs  and penalties when the  responsibility  to remediate is probable and the amount of associated costs is reasonably  determinable.  Generally,  the timing of remediation  accruals  coincides with completion of a feasibility  study or the  commitment  to a formal plan of action.  Remediation  liabilities  are accrued  based on  estimates of known  environmental  exposure and could be discounted in certain  instances.  If recoveries of remediation  costs from third parties are probable, a receivable is recorded.

INSURANCE - MAP is insured for catastrophic casualty and certain property and business interruption exposures, as well as those risks required to be insured by law or contract. Costs resulting from noninsured losses are charged against income upon occurrence.

INCOME TAXES - MAP is a limited liability company, and therefore, is not subject to U.S. federal income taxes. Accordingly, the taxable income or loss resulting from operations of MAP is ultimately included in the U.S.
federal income tax returns of USX and Ashland. MAP is, however, subject to income taxes in certain state, local and foreign jurisdictions.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE C - NEW ACCOUNTING STANDARD

In June 1998, the Financial  Accounting Standards Board issued Statement of
Financial   Accounting   Standards  No.  133,  "Accounting  for  Derivative
Instruments  and Hedging  Activities"  (SFAS No.  133).  This new  Standard
requires  recognition of all derivatives as either assets or liabilities at fair  value.  SFAS No.  133 may  result in  additional  volatility  in both current  period  earnings  and  other  comprehensive  income as a result of recording  recognized  and  unrecognized  gains and losses  resulting  from changes in the fair value of  derivative  instruments.  SFAS 133 requires a comprehensive review of all outstanding derivative instruments to determine whether  or not  their  use meets  the  hedge  accounting  criteria.  It is possible  that  there  will be  derivative  instruments  employed  in MAP's businesses that do not meet all of the designated hedge criteria,  and they will be  reflected  in income on a  mark-to-market  basis.  Based  upon the strategies currently employed by MAP, the relatively short-term duration of most of MAP's derivative  strategies,  and the level of activity related to commodity-based  derivative  instruments  in recent  periods,  MAP does not anticipate  the  effect of  adoption  to have a  material  impact on either financial position or results of operations. MAP plans to adopt SFAS No.
133 effective January 1, 2000, as required.



NOTE D - RELATED PARTY TRANSACTIONS

MAP sales in 1998 to Ashland and its affiliates were $185 million and sales to USX and its affiliates were $10 million. MAP purchases from Ashland and its affiliates totaled $18 million and purchases from USX and its affiliates totaled $284 million. Such transactions were in the ordinary course of business and include the purchase, sale and transportation of crude oil and petroleum products. These transactions were conducted on an arm's-length basis.

During the year ended December 31, 1998, Ashland and Marathon provided computer, treasury, accounting, internal auditing and legal services and facilities to MAP. Billings to MAP for these services and facilities for the year ended December 31, 1998 from Ashland and Marathon totaled $27 million and $83 million, respectively.

As of December 31, 1998, related party receivables include $22 million of accounts receivable due from Ashland and its affiliates and accounts payable to related parties include $3 million due to Ashland and its affiliates. As of December 31, 1998, related party receivables include $13 million of accounts receivable due from USX and its affiliates and accounts payable to related parties include $10 million due to USX and its affiliates.

As of December 31, 1998, the distribution payable to related parties includes $169 million due to Marathon and $103 million due to Ashland.

In connection with the formation of MAP, certain Marathon debt was assigned to MAP. Marathon agreed to reimburse MAP for this debt and related interest expense.  During the year,  Marathon  reimbursed  MAP $24  million for debt repayments.  Long-term  related  party  receivables  at December  31, 1998,
included  $6  million   due  from   Marathon   for  future   debt   payment
reimbursements.

A revolving credit agreement was entered into as of January 1, 1998, among Ashland and Marathon (collectively the Lenders) and MAP (Borrower). This agreement provides that the Lenders may loan to the Borrower up to $500 million at defined short-term market rates. At December 31, 1998, there were no borrowings against this facility.

On November 16, 1998, MAP entered into agreements with USX and Ashland, which allow MAP to invest its surplus cash balances on a daily basis at competitive interest rates with USX and Ashland in proportion to their ownership interests in MAP. At December 31, 1998, amounts held by USX and Ashland, which are included in cash and cash equivalents, were $169 million and $103 million, respectively. The agreements provide that invested cash balances are payable upon the demand of MAP or March 15, 1999, whichever is earlier.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE E - REVENUES

The items below are included in revenues and costs and expenses, with no effect on income.


                                                                                                       Year Ended
                                                                                                    December 31, 1998
                                                                                                    -----------------
                                                                                                       (Millions)

Consumer excise taxes on petroleum products and merchandise                                            $  3,581
Matching crude oil and refined product buy/sell transactions settled in cash                              3,657



NOTE F - OTHER ITEMS                                                                                   Year Ended
                                                                                                    December 31, 1998
                                                                                                    -----------------
                                                                                                       (Millions)
NET INTEREST AND OTHER FINANCIAL INCOME

    INTEREST AND OTHER FINANCIAL INCOME:
    Interest income - third parties                                                                    $     22
    Interest income - related parties                                                                         1
                                                                                                       --------
        Total                                                                                                23
                                                                                                       --------

    INTEREST AND OTHER FINANCIAL COSTS:
    Interest incurred                                                                                         1
    Other                                                                                                     5
                                                                                                       --------
        Total                                                                                                 6
                                                                                                       --------

    NET INTEREST AND OTHER FINANCIAL INCOME                                                            $     17
                                                                                                       ========



NOTE G - PENSIONS AND OTHER POSTRETIREMENT BENEFITS

MAP has noncontributory defined pension benefit plans covering substantially all employees. Benefits under its final pay plans are based primarily upon years of service and the highest three years earnings during the last ten years before retirement. Benefits under its pension equity plan are based primarily upon age and years of service at retirement. Certain subsidiaries provide benefits for employees covered by other plans based primarily upon employees' service and career earnings.

MAP also has defined benefit retiree health and life insurance plans (other benefits) covering most employees upon their retirement. Health benefits are provided, for the most part, through comprehensive hospital, surgical and major medical benefit provisions subject to various cost sharing features. Life insurance benefits are provided to certain nonunion and most union represented retiree beneficiaries primarily based on employees' annual base salary at retirement. Other benefits have not been prefunded.

                                                                          Pension Benefits                   Other Benefits
                                                                       ---------------------                -----------------
                                                                              1998                              1998
                                                                                            (Millions)
CHANGE IN PROJECTED BENEFIT OBLIGATION
Benefit obligation at January 1                                             $      52                         $       6
Service cost                                                                       26                                 7
Interest cost                                                                      20                                10
Plan amendments                                                                   (10)                              (30)
Actuarial losses                                                                   57                                66
Acquisition and merger                                                            392                               184
Benefits paid                                                                     (12)                               (1)
                                                                            ----------                        ----------
Benefit obligations at December 31                                          $     525                         $     242
                                                                            ==========                        =========



                                                                          Pension Benefits                   Other Benefits
                                                                       -----------------------            --------------------
                                                                              1998                              1998
                                                                                            (Millions)
CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1                                      $      24
Actual return on plan assets                                                       41
Acquisition and merger                                                            467
Employer contributions                                                              8
Benefits paid                                                                     (12)
                                                                            ----------
Fair value of plan assets at December 31                                    $     528
                                                                            ==========

FUNDED STATUS OF PLANS AT DECEMBER 31 (a)                                   $       3                         $    (242)
Unrecognized net gain from transition                                             (12)                               --
Unrecognized prior service cost (credit)                                            6                               (35)
Unrecognized actuarial (gains) losses                                              (4)                               86
Additional minimum liability (b)                                                   (6)                               --
                                                                            ----------                        ----------
Accrued benefit cost                                                        $     (13)                        $    (191)
                                                                            ==========                        ==========

(a)  Includes several small plans that have accumulated benefit obligations and no plan assets:
       Projected benefit obligation                                         $     (15)

(b)  Additional minimum liability recorded was offset by the following:
       Intangible asset                                                     $       1
                                                                            ---------
       Accumulated other comprehensive (losses):
          Beginning of year                                                 $      (4)
          Change during year                                                       (1)
                                                                            ----------
             Balance at end of year                                         $      (5)
                                                                            ==========

COMPONENTS OF NET PERIODIC
   BENEFIT COST (CREDIT)
Service cost                                                                $      26                       $       7
Interest cost                                                                      20                              10
Return on plan assets -  actual                                                   (41)                             --
                      -  deferred gain                                              9                              --
Other plans                                                                         2                              --
                                                                            ----------                      ----------
Net periodic benefit cost                                                   $      16                       $      17
                                                                            ==========                      ==========

ACTUARIAL ASSUMPTIONS:
Discount rate                                                                     6.5%                            6.5%
Expected annual return on plan assets                                             9.5%                            9.5%
Increase in compensation rate                                                     5.0%                            5.0%

For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5% for 2005 and remain at that level thereafter.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                            1-Percentage-                     1-Percentage-
                                                                           Point Increase                    Point Decrease
                                                                           --------------                    ---------------
                                                                                            (Millions)
Effect on total of service and interest cost components                     $      6                          $     (4)
Effect on postretirement benefit obligation                                       47                               (36)



NOTE H - INCOME TAXES

The taxable income or loss resulting from operations of MAP is ultimately included in the federal income tax returns of USX and Ashland. MAP is,
however,   subject  to  taxation  in  certain  state,   local  and  foreign
jurisdictions.

Provisions (credits) for estimated income taxes:
                                                                                              Year Ended December 31, 1998
                                                                                        ----------------------------------------
                                                                                        Current         Deferred       Total
                                                                                        -------        ----------      -----
                                                                                                       (Millions)

Total state and local taxes                                                             $      3        $    (2)       $      1
                                                                                        =========       ========       ========



Deferred tax liabilities of $5 million principally arise from differences between the book and tax basis of inventories and property, plant and equipment. Pretax income included $1 million attributable to foreign sources in 1998.



NOTE I - INVENTORIES

Inventories consist of the following:
                                                                December 31,
                                                                    1998
                                                                ------------
                                                                 (Millions)

Crude oil and natural gas liquids                                $     715
Refined products and merchandise                                     1,028
Supplies and sundry items                                               73
                                                                 ---------
       Total (at cost)                                               1,816
Less inventory market valuation reserve                                552
                                                                 ---------

       Net inventory carrying value                              $   1,264
                                                                 =========

Inventories of crude oil and refined products are valued by the LIFO method. The LIFO method accounted for 90% of total inventory at December 31, 1998.

The inventory market valuation reserve reflects the extent that the recorded LIFO cost basis of crude oil and refined products inventories exceeds net realizable value. The reserve is decreased to reflect increases in market prices and inventory turnover and increased to reflect decreases in market prices. Changes in the inventory market valuation reserve result in noncash charges or credits to costs and expenses.

NOTE J - INVESTMENTS AND LONG-TERM RECEIVABLES
                                                             December 31,
                                                                 1998
                                                            -------------
                                                              (Millions)

Equity method investments                                     $     106
Receivables due after one year                                        4
                                                              ---------

       Total                                                  $     110
                                                              =========

The following represents summarized financial information of affiliates accounted for by the equity method of accounting:

                                                              Year Ended
                                                              December 31
                                                                 1998
                                                             -------------
                                                               (Millions)
Income data:
    Revenues                                                   $     171
    Operating income                                                  61
    Net income                                                        31

                                                              December 31
                                                                 1998
                                                             -------------
                                                               (Millions)
Balance sheet data:
   Current assets                                              $      57
   Noncurrent assets                                                 647
   Current liabilities                                                84
   Noncurrent liabilities                                            455


Dividends and partnership distributions received from equity affiliates were $14 million in 1998. MAP purchases from equity affiliates totaled $63 million in 1998. MAP sales to equity affiliates were immaterial.



NOTE K - PROPERTY, PLANT AND EQUIPMENT
                                                                December 31,
                                                                   1998
                                                                -------------
                                                                  (Millions)

Refining                                                          $   2,027
Marketing                                                             1,945
Transportation                                                        1,310
Other                                                                     5
                                                                  ---------
       Total                                                          5,287
Less accumulated depreciation and amortization                        1,762
                                                                  ---------
       Net                                                        $   3,525
                                                                  =========

NOTE L - LONG-TERM DEBT

                                                                                         December 31,
                                                                                             1998
                                                                                        -------------
                                                                                          (Millions)

Variable rate Michigan Underground Storage Tank Interest Rate Subsidy Loan
    due 2000 (a)                                                                         $       6
5% Promissory Note due 2009                                                                      1
Revolving Credit Facilities (b) (c)                                                             --
                                                                                         ---------
       Total long-term debt due after one year                                           $       7
                                                                                         =========


(a) This program was created in connection with the Michigan Underground Storage Tank Assurance Act to assist owners in the clean up of underground storage tank systems. MAP pays interest monthly, based on a monthly LIBOR rate plus 5/8%. An interest subsidy is received quarterly from the State of Michigan calculated at a rate of 6.1% per annum. The effective rate of this loan during 1998, including the effect of the interest subsidy was 1.6%. Marathon is obligated to reimburse MAP for all payments with respect to this debt.

(b) In 1998, MAP entered into a revolving credit facility for $100 million that terminates in July 1999 and a $400 million revolving credit facility that terminates in July 2003. Interest is based on defined short-term market rates for both facilities. During the terms of the agreements, MAP is obligated to pay a variable facility fee on total commitments. At December 31, 1998, the facility fee was 0.10% for the $100 million facility and 0.125% for the $400 million facility. At December 31, 1998, the unused and available credit was $500 million. In the event MAP defaults on indebtedness (as defined in the agreement) in excess of $100 million, USX has guaranteed the payment of any outstanding obligations.

 (c)In 1998, MAP entered into a revolving credit agreement with Marathon and Ashland for $500 million that terminated on December 31, 1998, and which was renewed on an uncommitted basis for 1999. Interest is based on defined short-term market rates. At December 31, 1998, the unused and available credit was $500 million.



NOTE M - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                                       Year Ended
                                                                                                    December 31, 1998
                                                                                                    -----------------
                                                                                                       (Millions)
CASH PROVIDED FROM OPERATING ACTIVITIES INCLUDES:
    Interest and other financial costs paid                                                            $     (1)
    Income taxes paid                                                                                        (3)





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE N - LEASES

Future  minimum   commitments   for  operating   leases  having   remaining
noncancelable lease terms in excess of one year are as follows:



                                                                                        Operating
                                                                                           Leases
                                                                                        ----------
                                                                                        (Millions)

1999                                                                                     $    53
2000                                                                                          49
2001                                                                                          34
2002                                                                                          20
2003                                                                                          11
Later years                                                                                   30
Sublease rentals                                                                             (10)
                                                                                         --------

    Total minimum lease payments                                                         $   187
                                                                                         ========




Operating lease rental expense:
                                                                                         Year Ended
                                                                                      December 31, 1998
                                                                                      -----------------
                                                                                         (Millions)

Minimum rental                                                                           $   74
Contingent rental                                                                            11
Sublease rentals                                                                             (1)
                                                                                         -------
       Net rental expense                                                                $   84
                                                                                         =======


MAP leases a wide variety of facilities and equipment under operating leases, including land and building space, office equipment, production facilities and transportation equipment. Most long-term leases include renewal options and, in certain leases, purchase options.

NOTE O - DERIVATIVE INSTRUMENTS

MAP uses commodity-based derivative instruments to manage exposure to price fluctuations related to the anticipated purchase or sale of crude oil, refined products, and natural gas. The derivative instruments used, as part of an overall risk management program, include exchange-traded futures contracts and options, and instruments which require settlement in cash such as OTC commodity swaps and OTC options. While risk management activities generally reduce market risk exposure due to unfavorable commodity price changes for raw material purchases and products sold, such activities can also encompass strategies which assume certain price risk in isolated transactions.

MAP remains at risk for possible changes in the market value of the derivative instrument; however, such risk should be mitigated by price changes in the underlying hedged item. MAP is also exposed to credit risk in the event of nonperformance by counterparties. The credit worthiness of counterparties is subject to continuing review, including the use of master netting agreements to the extent practical, and full performance is anticipated.


The following table sets forth quantitative information by class of derivative instrument:

                                                                   Fair          Carrying       Recorded
                                                                   Value          Amount        Deferred         Aggregate
                                                                  Assets          Assets         Gain or         Contract
                                                             (Liabilities) (a)  (Liabilities)    (Loss)          Values (b)
                                                             -------------      -------------   ---------       -----------
                                                                                           (Millions)
   December 31, 1998:
     Exchange-traded commodity futures                           $   --           $  --           $   (3)         $  96
     Exchange-traded commodity options                                1  (c)          1                1            709
     OTC commodity swaps (d)                                         --  (e)         --               --            140
                                                                 -------          ------          -------         ------
        Total commodities                                        $    1           $   1           $   (2)         $ 945
                                                                 =======          ======          =======         ======


(a) The fair value amounts for OTC positions are based on various indices or dealer quotes. The exchange-traded futures contracts and certain option contracts do not have a corresponding fair value since changes in the market prices are settled on a daily basis.

(b) Contract or notional amounts do not quantify risk exposure, but are used in the calculation of cash settlements under the contracts. The contract or notional amounts do not reflect the extent to which positions may offset one another.

(c) Includes fair values as of December 31, 1998, for assets of $20 million and liabilities of ($19) million, respectively.

(d) The OTC swap arrangements vary in duration with certain contracts extending into mid-1999.

(e) Includes fair values as of December 31, 1998, for assets of $25 million and for liabilities of ($25) million, respectively.

NOTE P - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of most financial instruments are based on historical costs. The carrying values of cash and cash equivalents, receivables, payables, and debt approximate their fair value.

MAP's unrecognized financial instruments consist of financial guarantees. It is not practicable to estimate the fair value of these forms of financial instrument obligations because there are no quoted market prices for transactions which are similar in nature. For details relating to financial guarantees, see Note Q.



NOTE Q - CONTINGENCIES AND COMMITMENTS

MAP is the subject of, or party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the MAP financial statements. However, management believes that MAP will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to MAP.

ENVIRONMENTAL MATTERS - MAP is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Marathon and Ashland have retained the liabilities subject to certain thresholds for costs associated with remediating properties conveyed to MAP for conditions existing prior to January 1, 1998. The costs associated with these thresholds are not expected to be material to the MAP financial statements. At December 31, 1998, MAP's accrued liabilities for remediation totaled $3 million. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean up efforts related to underground storage tanks at retail marketing outlets, were $1 million at December 31, 1998.

MAP has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In 1998, such capital expenditures for environmental controls totaled $82 million. MAP anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

GUARANTEES - At December 31, 1998, MAP's pro rata share of obligations of LOCAP INC. and Southcap Pipe Line Company secured by throughput and deficiency agreements totaled $23 million. Under the agreements, MAP is required to advance funds if the affiliates are unable to service debt. Any such advances are treated as prepayments of future transportation charges.

COMMITMENTS - At December 31, 1998, MAP's contract commitments for capital expenditures for property, plant and equipment totaled $38 million.



NOTE R - SUBSEQUENT EVENT

On March 1, 1999, MAP announced that it had signed a memorandum of understanding to sell Scurlock Permian LLC, which is actively engaged in the purchasing, selling and trading of crude oil. The transaction, subject to customary closing conditions, is expected to close in the second quarter of 1999.

                        ARCH COAL, INC. AND SUBSIDIARIES
                   AUDITIED CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS

                                                                         Page*

CONSOLIDATED FINANCIAL STATEMENTS:

     Report of Independent Auditors                                        40

     Consolidated  Statements  of Income -- Years Ended  December          42
     31, 1998, 1997 and 1996

     Consolidated Balance Sheets -- December 31, 1998 and 1997             43

     Consolidated  Statements  of  Stockholders'  Equity -- Years
     Ended December 31, 1998, 1997 and 1996                                44

     Consolidated   Statements  of  Cash  Flows  --  Years  Ended
     December 31, 1998, 1997 and 1996                                      45

     Notes to Consolidated Financial Statements                            46

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

     Schedule II -- Valuation and Qualifying Accounts                      23


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.


     *Page numbers correspond to Arch Coal's 1998 Annual Report to Stockholders or Form 10-K, as appropriate.

To the Stockholders and Board of Directors
Arch Coal, Inc.

     We have audited the accompanying consolidated balance sheets of Arch Coal, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Arch Coal, Inc. as of December 31, 1996 and for the year then ended were audited by other auditors whose report dated January 16, 1997, expressed an unqualified opinion on those statements.

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

     In our opinion, the 1998 and 1997 financial statements referred to above (appearing on pages 42 to 64 of this Annual Report) present fairly, in all material respects, the consolidated financial position of Arch Coal, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                 Ernst & Young LLP
Louisville, Kentucky
January 22, 1999

CONSOLIDATED STATEMENTS OF INCOME


                                                                                       Year Ended December 31
                                                                              ------------------------------------------
(In thousands of dollars except per share data)                                   1998           1997           1996
                                                                              ------------------------------------------
REVENUES
     Coal sales ...........................................................   $ 1,428,171    $ 1,034,813    $   750,123
     Income from equity investment ........................................         6,786           --             --
     Other revenues .......................................................        70,678         32,062         30,498
                                                                              -----------------------------------------
                                                                                1,505,635      1,066,875        780,621
                                                                              -----------------------------------------
COSTS AND EXPENSES

     Cost of coal sales ...................................................     1,313,400        916,802        669,295
     Selling, general and administrative expenses .........................        44,767         28,885         20,435
     Amortization of coal supply agreements ...............................        34,551         18,063         12,604
     Merger-related expenses ..............................................          --           39,132           --
     Other expenses .......................................................        25,070         22,111         22,175
                                                                              -----------------------------------------
                                                                                1,417,788      1,024,993        724,509
                                                                              -----------------------------------------
     Income from operations ...............................................        87,847         41,882         56,112
                                                                              -----------------------------------------

Interest expense, net:
     Interest expense .....................................................       (62,202)       (17,822)       (18,783)
     Interest income ......................................................           756            721          1,191
                                                                              -----------------------------------------
                                                                                  (61,446)       (17,101)       (17,592)
                                                                              -----------------------------------------
     Income before income taxes and extraordinary item ....................        26,401         24,781         38,520

Provision (benefit) for income taxes ......................................        (5,100)        (5,500)         5,500
                                                                              -----------------------------------------

     Income before extraordinary item .....................................        31,501         30,281         33,020

Extraordinary item from the extinguishment of debt ........................        (1,488)          --             --
                                                                              -----------------------------------------
     NET INCOME ...........................................................   $    30,013    $    30,281    $    33,020
                                                                              =========================================

Basic and diluted earnings per common share before extraordinary item .....   $      0.79    $      1.00    $      1.58
                                                                              =========================================
Basic and diluted earnings per common share ...............................   $      0.76    $      1.00    $      1.58
                                                                              =========================================



The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

                                                                                December 31
                                                                         --------------------------
(In thousands of dollars except share and per share data)                    1998           1997
                                                                         --------------------------
ASSETS

Current assets
     Cash and cash equivalents .......................................   $    27,414    $     9,177
     Trade accounts receivable .......................................       202,871        133,810
     Other receivables ...............................................        24,584         14,046
     Inventories .....................................................        68,455         50,419
     Prepaid royalties ...............................................        13,559         17,745
     Deferred income taxes ...........................................         8,694          8,506
     Other ...........................................................         7,757          9,475
                                                                         --------------------------
         Total current assets ........................................       353,334        243,178
                                                                         --------------------------

Property, plant and equipment

     Coal lands and mineral rights ...................................     1,476,703        853,053
     Plant and equipment .............................................     1,111,120        890,303
     Deferred mine development .......................................        80,926        102,909
                                                                         --------------------------
                                                                           2,668,749      1,846,265
     Less accumulated depreciation, depletion and amortization .......      (732,005)      (696,339)
                                                                         --------------------------
         Property, plant and equipment, net ..........................     1,936,744      1,149,926
                                                                         --------------------------

Other assets

     Prepaid royalties ...............................................        31,570         20,826
     Coal supply agreements ..........................................       201,965        185,306
     Deferred income taxes ...........................................        83,209         44,023
     Investment in Canyon Fuel .......................................       272,149           --
     Other ...........................................................        39,249         13,065
                                                                         --------------------------
         Total other assets ..........................................       628,142        263,220
                                                                         --------------------------
         Total assets ................................................   $ 2,918,220    $ 1,656,324
                                                                         ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable ................................................   $   129,528    $    84,692
     Accrued expenses ................................................       142,630         88,082
     Current portion of debt .........................................        61,000         29,500
                                                                         --------------------------
         Total current liabilities ...................................       333,158        202,274
Long-term debt .......................................................     1,309,087        248,425
Accrued postretirement benefits other than pension ...................       343,553        323,115
Accrued reclamation and mine closure .................................       150,636        116,199
Accrued workers' compensation ........................................       105,333         97,759
Accrued pension cost .................................................        18,524         21,730
Other noncurrent liabilities .........................................        39,713         35,324
                                                                         --------------------------
         Total liabilities ...........................................     2,300,004      1,044,826
                                                                         --------------------------

Stockholders' equity

     Common  stock,  $.01  par  value,   100,000,000   shares   authorized,
       39,371,581 issued and outstanding in 1998 and 39,657,898
       issued and outstanding in 1997 ................................           397            397
     Paid-in capital .................................................       473,116        472,425
     Retained earnings ...............................................       150,423        138,676
     Treasury stock, at cost (333,952 shares) ........................        (5,720)          --

                                                                         --------------------------
         Total stockholders' equity ..................................       618,216        611,498
                                                                         --------------------------
         Total liabilities and stockholders' equity ..................   $ 2,918,220    $ 1,656,324
                                                                         ==========================



The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY


                                                                                    Three Years Ended December 31, 1998
                                                                    ----------------------------------------------------------------
                                                                                                            Treasury
(In thousands of dollars except share and per share data)            Common      Paid-In       Retained      Stock
                                                                      Stock      Capital       Earnings     at cost       Total
                                                                    ----------------------------------------------------------------
Balance at December 31, 1995 ....................................   $     209    $   8,392    $ 105,091   $    --      $ 113,692

     Net income .................................................                                33,020                   33,020
     Dividends paid ($.38 per share) ............................                                (8,000)                  (8,000)
     Income tax charge related to assets acquired
        from related parties ....................................                                (8,086)                  (8,086)
                                                                    ----------------------------------------------------------------
Balance at December 31, 1996 ....................................         209        8,392      122,025        --        130,626

     Net income .................................................                                30,281                   30,281
     Dividends paid ($.445 per share) ...........................                               (13,630)                 (13,630)
     Issuance of 18,660,054 shares of common stock
         to stockholders of Ashland Coal, Inc. pursuant
         to the merger agreement ................................         187      462,984                               463,171

     Issuance of 49,400 shares of common stock
         under the stock incentive plan .........................           1        1,049                                 1,050
                                                                    ----------------------------------------------------------------
Balance at December 31, 1997 ....................................         397      472,425      138,676        --        611,498

     Net income .................................................                                30,013                   30,013
     Dividends paid ($.46 per share) ............................                               (18,266)                 (18,266)
     Issuance of 47,635 shares of common stock
         under the stock incentive plan .........................                      691                                   691
     Treasury stock purchases (333,952 shares) ..................                                            (5,720)      (5,720)

                                                                    ----------------------------------------------------------------
Balance at December 31, 1998 ....................................   $     397    $ 473,116    $ 150,423   $  (5,720)   $ 618,216
                                                                    ================================================================


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         Year Ended December 31
                                                                             ------------------------------------------
(In thousands of dollars)                                                         1998           1997           1996
                                                                             ------------------------------------------
OPERATING ACTIVITIES

Net income ................................................................   $    30,013    $    30,281    $    33,020
Adjustments to reconcile to cash provided by operating activities:
     Depreciation, depletion and amortization .............................       204,307        143,632        114,703
     Prepaid royalties expensed ...........................................        19,694          8,216          4,754
     Net gain on disposition of assets ....................................       (41,512)        (4,802)        (7,959)
     Income from equity investment ........................................        (6,786)          --             --
     Distributions from equity investment .................................        18,850           --             --
     Merger-related expenses ..............................................          --           33,096           --
     Changes in operating assets and liabilities ..........................       (24,671)       (28,842)          (551)
     Other ................................................................       (11,872)         8,682         (5,496)
                                                                              -----------------------------------------
            Cash provided by operating activities .........................       188,023        190,263        138,471
                                                                              -----------------------------------------
INVESTING ACTIVITIES

Payments for acquisition ..................................................    (1,126,706)          --             --
Additions to property, plant and equipment ................................      (141,737)       (77,309)       (62,490)
Additions to coal supply agreements .......................................          --             --           (7,150)
Additions to prepaid royalties ............................................       (26,252)        (7,967)        (7,071)
Additions to notes receivable .............................................       (10,906)          --             --
Proceeds from dispositions of property, plant and equipment ...............        34,230          5,267          4,073
                                                                              -----------------------------------------
         Cash used in investing activities ................................    (1,271,371)       (80,009)       (72,638)
                                                                              -----------------------------------------
FINANCING ACTIVITIES

Proceeds from (payments on) revolver and lines of credit ..................       176,582         78,897        (11,000)
Net proceeds from term loans ..............................................       958,441           --             --
Payments on notes .........................................................       (42,860)      (181,110)       (50,619)
Payments for debt issuance costs ..........................................       (12,725)          --             --
Proceeds from sale and leaseback of equipment .............................        45,442           --             --
Dividends paid ............................................................       (18,266)       (13,630)        (8,000)
Proceeds from sale of common stock                                                    691          1,050           --
Purchases of treasury stock ...............................................        (5,720)          --             --
                                                                              -----------------------------------------
            Cash provided (used) in financing activities ..................     1,101,585       (114,793)       (69,619)
                                                                              -----------------------------------------
            Increase (decrease) in cash and cash equivalents ..............        18,237         (4,539)        (3,786)
Cash and cash equivalents, beginning of year ..............................         9,177         13,716         17,502
                                                                              -----------------------------------------
Cash and cash equivalents, end of year ....................................   $    27,414    $     9,177    $    13,716
                                                                              =========================================

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for interest ....................................   $    48,760    $    18,593    $    20,294
Cash paid during the year for income taxes, net of refunds ................   $    29,090    $    21,918    $    14,731



The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollars except share and per share data)


1. ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Arch Coal, Inc. and its subsidiaries ("the Company"), which operate in the coal mining industry. The Company operates one reportable segment: the production of steam and metallurgical coal from surface and deep mines throughout the United States, for sale to utility, industrial and export markets. The Company's mines are primarily located in the central Appalachian and western regions of the United States. All subsidiaries (except as noted below) are wholly owned. Significant intercompany transactions and accounts have been eliminated in consolidation.

     The Company's 65% ownership of Canyon Fuel, LLC (Canyon Fuel) is accounted for on the equity method in the consolidated financial statements as a result of certain super-majority voting rights in the joint venture agreement. Income from Canyon Fuel is reflected in the consolidated statements of income as income from equity investment. (See additional discussion in "Investment in Canyon Fuel" in Note 3).

     The Company's 17.5% partnership interest in Dominion Terminal Associates is accounted for on the equity method in the consolidated balance sheets. Allocable costs of the partnership for coal loading and storage are included in other expenses in the consolidated statements of income.


Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased.


Inventories

Inventories are comprised of the following:

                      December 31
                  ------------------
                   1998        1997
                  ------------------
Coal ..........   $25,789   $25,359
Supplies ......    42,666    25,060
                  -----------------
                  $68,455   $50,419
                  =================


Coal and supplies inventories are valued at the lower of average cost or market. The Company has recorded a valuation allowance for slow-moving and obsolete supplies inventories of $23.9 million and $17.7 million at December 31, 1998 and 1997, respectively.


Coal Acquisition Costs and Prepaid Royalties

Coal lease rights obtained through acquisitions are capitalized and amortized primarily by the units-of-production method over the estimated recoverable reserves.

     Rights to leased coal lands are often acquired through royalty payments. Where royalty payments represent prepayments recoupable against production, they are capitalized, and amounts expected to be recouped within one year are classified as a current asset. As mining occurs on these leases, the prepayment is offset against earned royalties and is included in the cost of coal sales.


Coal Supply Agreements

Acquisition costs related to coal supply agreements (sales contracts) are capitalized and amortized on the basis of coal to be shipped over the term of the contract. Accumulated amortization for sales contracts was $94.8 million and $60.3 million at December 31, 1998 and 1997, respectively.

Exploration Costs

Costs related to locating coal deposits and determining the economic mineability of such deposits are expensed as incurred.


Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Interest costs applicable to major asset additions are capitalized during the construction period. Expenditures which extend the useful lives of existing plant and equipment are capitalized. Costs of purchasing rights to coal reserves and developing new mines or significantly expanding the capacity of existing mines are capitalized and amortized using the units-of-production method over the estimated recoverable reserves. Plant and equipment are depreciated principally on the straight-line method over the estimated useful lives of the assets, which range from three to 20 years.


Asset Impairment

If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the value of the asset will not be recoverable, as determined based on projected undiscounted cash flows related to the asset over its remaining life, then the carrying value of the asset is reduced to its estimated fair value.


Revenue Recognition

Coal sales revenues include sales to customers of coal produced at Company operations and purchased from other companies. The Company recognizes revenue from coal sales at the time title passes to the customer. Revenues from sources other than coal sales, including gains and losses from dispositions of long-term assets, are included in other revenues and are recognized as services are performed or otherwise earned.


Interest Rate Swap Agreements

The Company enters into interest-rate swap agreements to modify the interest characteristics of outstanding Company debt. The swap agreements essentially convert variable-rate debt to fixed-rate debt. These agreements require the exchange of amounts based on variable interest rates for amounts based on fixed interest rates over the life of the agreement. The Company accrues amounts to be paid or received under interest-rate swap agreements over the lives of the agreements. Such amounts are recognized as adjustments to interest expense over the lives of agreements, thereby adjusting the effective interest rate on the Company's debt. The fair values of the swap agreements are not recognized in the financial statements. Gains and losses on terminations of interest-rate swap agreements would be deferred on the balance sheet (in other long-term liabilities) and amortized as an adjustment to interest expense over the remaining term of the terminated swap agreement.


Income Taxes

Deferred income taxes are based on temporary differences between the financial statement and tax basis of assets and liabilities existing at each balance sheet date using enacted tax rates for years during which taxes are expected to be paid or recovered.


Stock Based Compensation

These financial statements include the disclosure requirements of Financial Accounting Standards Board Statement No. 123 ("FAS 123"), Accounting for Stock-Based Compensation. With respect to accounting for its stock options, as permitted under FAS 123, the Company has retained the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related Interpretations.


Earnings Per Common Share

In 1997, FAS 128, Earnings per Share, was issued. FAS 128 replaced the calculation of primary and fully diluted earnings per share ("EPS") with basic and diluted EPS. Unlike primary, basic EPS excludes any dilutive effects of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollars except per share and per share data)



options, warrants and convertible securities. Diluted EPS is very similar to the previously reported fully diluted EPS. The adoption of the provisions of FAS 128 did not have any effect on previously reported EPS amounts.


Reclassifications

Certain  amounts  in the 1997  and  1996  financial  statements  have  been reclassified to conform with the classifications in the 1998 financial statements with no effect on previously reported net income or stockholders' equity.


2. MERGER AND ACQUISITION

On June 1, 1998, the Company acquired the Colorado and Utah coal operations of Atlantic Richfield Company ("ARCO") and simultaneously combined the acquired ARCO operations and the Company's Wyoming operations with ARCO's Wyoming operations in a new joint venture named Arch Western Resources, LLC ("Arch Western"). The principal operating units of Arch Western are Thunder Basin Coal Company, L.L.C., owned 100% by Arch Western, which operates two coal mines in the Southern Powder River Basin in Wyoming; Mountain Coal Company, L.L.C., owned 100% by Arch Western, which operates one coal mine in Colorado; Canyon Fuel Company, LLC ("Canyon Fuel"), 65% owned by Arch Western and 35% by ITOCHU Coal International, Inc., a subsidiary of ITOCHU Corporation, which operates three coal mines in Utah; and Arch of Wyoming, LLC, owned 100% by Arch Western, which operates two coal mines in the Hanna Basin of Wyoming.

     Arch Western is 99% owned by the Company and 1% owned by ARCO. The transaction is valued at approximately $1.14 billion and a wholly owned subsidiary of the Company is the managing member of Arch Western. The transaction has been accounted for under the purchase method of accounting. Accordingly, the cost to acquire ARCO's U.S. coal operations has been allocated to the assets acquired and liabilities assumed according to their respective estimated fair values. Results of operations of the acquired operations are included in the consolidated statements of income effective June 1, 1998. The acquired ARCO operations will continue to produce low-sulfur coal for sale to primarily domestic utility customers.

     On July 1, 1997, Ashland Coal, Inc. ("Ashland Coal") merged with a subsidiary of the Company. Under the terms of the merger, Ashland Coal's stockholders received one share of the Company's common stock for each common share of Ashland Coal and 20,500 shares of the Company's common stock for each share of Ashland Coal preferred stock. A total of 18,660,054 shares of Company common stock were issued in the merger, resulting in a total purchase price (including fair value of stock options and transaction related fees) of approximately $464.8 million. The merger was accounted for under the purchase method of accounting. Results of operations of Ashland Coal are included in the consolidated statements of income effective July 1, 1997.

     Summarized below are the unaudited pro forma combined results of operations for the years ended December 31, 1998 and 1997. These results reflect the July 1, 1997 Ashland Coal merger as if it had occurred on January 1, 1997 and the June 1, 1998 Arch Western transaction as if it had occurred on January 1, 1998 and 1997.


                                   1998           1997
--------------------------------------------------------
Revenues .....................   $1,669,824   $1,792,582
Income before
     extraordinary item ......       22,994       36,175
Net income ...................       21,506       36,175
Earnings per share before
     extraordinary item ......   $      .58   $      .91
Earnings per share ...........   $      .54   $      .91


In the opinion of the management of the Company, all adjustments necessary to present pro forma results of operations have been made. The unaudited pro forma results of operations do not purport to be indicative of the results that would have occurred had these transactions actually occurred at the beginning of the relevant periods or of the results of operations that may be achieved in the future.


3. INVESTMENT IN CANYON FUEL
The following tables present unaudited summarized financial information for Canyon Fuel which, as part of the June 1, 1998 Arch Western transaction (described in Note 2), was acquired by the Company and is accounted for on the equity method.


                                           SEVEN MONTHS
                                                  ENDED
                                           DECEMBER 31,
CONDENSED INCOME STATEMENT INFORMATION             1998
-------------------------------------------------------
Revenues ...............................   $155,634
Total costs and expenses ...............    153,039
                                           --------
Net income .............................      2,595
Effect of purchase adjustments .........      4,191
                                           --------
Arch Coal's income from its equity
     investment in Canyon Fuel .........   $  6,786
                                           ========



The Company's income from its equity investment in Canyon Fuel represents 65% of Canyon Fuel's net income after adjusting for the effect of its investment in Canyon Fuel. The Company's investment in Canyon Fuel reflects purchase adjustments primarily related to sales contracts, mineral reserves and other property, plant and equipment. The condensed balance sheet information below reflects Canyon Fuel Company LLC's asset and liability values and does not reflect the Company's investment in Canyon Fuel.


                                            AT DECEMBER
CONDENSED BALANCE SHEET INFORMATION            31, 1998
-------------------------------------------------------
Current assets .............................  $ 87,620
Noncurrent assets ..........................   532,119
Current liabilities ........................    31,459
Noncurrent liabilities .....................    19,247
Members' equity.............................   569,033


4. ACCRUED EXPENSES
Accrued expenses consist of the following:


                                     December 31
                                 ------------------
                                   1998       1997
---------------------------------------------------
Accrued payroll and
     related benefits ........   $ 29,878   $17,314
Accrued taxes other than
     income taxes ............     44,665    22,259
Accrued postretirement
     benefits other than
     pension .................     15,555    14,390
Accrued workers'
     compensation ............     15,869    12,649
Accrued interest .............     17,007     3,566
Other accrued expenses .......     19,656    17,904
                                 ------------------
                                 $142,630   $88,082
                                 ==================


5. INCOME TAXES

Significant components of the provision (benefit) for income taxes are as follows:


                            1998        1997       1996
-------------------------------------------------------
Current:
   Federal ..........  $  8,467    $  8,250    $  9,200
   State ............      (650)       (250)      1,050
                       --------------------------------
Total current .......     7,817       8,000      10,250
Deferred:
   Federal ..........   (12,517)    (13,100)     (4,050)
   State ............      (400)       (400)       (700)
                       --------------------------------
Total deferred ......   (12,917)    (13,500)     (4,750)
                       --------------------------------
                       $ (5,100)   $ (5,500)   $  5,500
                       ================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollars except share and per share data)


A reconciliation of the statutory federal income tax expense (benefit) on the Company's pretax income before extraordinary item to the actual provision (benefit) for income taxes follows:


                                     1998           1997            1996
---------------------------------------------------------------------------
Income tax expense
    at statutory rate .........   $  9,240         $  8,673        $ 13,482
Percentage depletion
    allowance .................    (14,437)         (13,543)        (10,431)
State taxes, net of effect
    of federal taxes ..........       (594)            (570)            350
Non-deductible
    expenses ..................        621              236           1,000
Other, net ....................         70             (296)          1,099
                                  -----------------------------------------
                                  $ (5,100)        $ (5,500)     $    5,500
                                  =========================================



The Company's federal income tax returns for the years ending 1995 and 1996 are currently under review by the Internal Revenue Service (IRS). During 1996, the IRS completed its audits for the tax years 1990 and 1991 and the Company and the IRS agreed to a partial settlement of various tax issues for a payment of $6.5 million including interest which was charged against previously recorded reserves. Part of the settlement related to the acquisition from the Company's stockholders of certain Illinois coal reserves for $55.2 million. The acquisition was valued for accounting purposes at the stockholders' net book value of $22.8 million with the $32.4 million difference between the net book value and fair market value less $12.3 million of deferred tax benefits being recorded as a reduction to stockholders' equity. As part of the settlement with the IRS, the Company agreed to adjust the fair market value of the coal properties to $33.8 million for tax purposes resulting in a decrease to the deferred tax asset of $8.1 million from $12.3 million to $4.2 million. The decrease in the deferred tax asset was charged directly to stockholders' equity in 1996.

     During 1997, the Company settled its protest of certain adjustments proposed by the IRS for federal income tax returns for the years 1987 through 1989. A deposit of $8.0 million was made in April 1997 in anticipation of the settlement and a final payment of approximately $4.0 million was made in 1998.

     During 1998, the Company settled its protest of certain unagreed issues with the IRS for the federal income tax returns for years 1990 and 1991. A final payment of $0.5 million was paid in June 1998 and charged against previously recorded reserves. The IRS audit of the federal income tax returns for years 1992 through 1994 was completed during 1998 and agreed to at the examination level. A payment of $15.5 million was made in December 1998 in settlement of all issues. A significant amount of the issues were timing in nature and the tax paid related to these temporary differences is accounted for as a deferred tax asset and the remaining tax and interest paid was charged against previously recorded reserves. A portion of the payment related to items that were settled in the 1987 through 1991 audits previously discussed. Permanent differences included a reduction in percentage depletion and a decrease in cost depletion related to the settlement for the adjustment in fair market value of the Illinois coal reserves.

     Management believes that the Company has adequately provided for any income taxes and interest which may ultimately be paid with respect to all open tax years.

     Significant components of the Company's deferred tax assets and liabilities that result from carry forwards and temporary differences between the financial statement basis and tax basis of assets and liabilities are summarized as follows:


                                          December 31
                                     ---------------------
                                          1998       1997
----------------------------------------------------------
Deferred tax assets:
Postretirement benefits other
   than pension ...................   $136,004   $129,818
Alternative minimum tax credit
   carryforward ...................     70,897     80,441
Workers' compensation .............     29,345     30,503
Reclamation and mine closure ......     22,567     23,905
Net operating loss
   carryforwards ..................     10,232      8,214
Other .............................     17,983     28,498
                                      -------------------
Total deferred tax assets .........    287,028    301,379
                                      -------------------

Deferred tax liabilities:
Coal lands and mineral rights .....     78,869     86,471
Plant and equipment ...............     78,359     79,962
Deferred mine development .........        941      3,643
Coal supply agreements ............     17,390     38,406
Other .............................     19,566     40,368
                                      -------------------
Total deferred tax liabilities ....    195,125    248,850
                                      -------------------
Net deferred tax asset ............     91,903     52,529
Less current asset ................      8,694      8,506
                                      -------------------
Long-term deferred tax asset ......   $ 83,209   $ 44,023
                                      ===================


If not used, the carryforwards for net operating losses of $26.2 million will expire in the years 2008 through 2019. The alternative minimum tax credit carryforward has no statutory expiration date.

     The Company is required to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. It is management's belief that the Company's net deferred income tax asset will more likely than not be realized by generating sufficient taxable income in the future.


6. DEBT AND FINANCING ARRANGEMENTS

Debt consists of the following:


                                                 December 31
                                            ----------------------
                                               1998       1997
-------------------------------------------------------------------
Indebtedness to banks under lines
   of credit (weighted average rate
   at December 31,1998-5.40%;
   1997-7.05%) .........................   $   12,884    $  36,302
Indebtedness to banks under
   revolving credit agreement,
   expiring May 31, 2003
   (weighted average rate at
   December 31, 1998-6.27%) ............      390,000         --
Variable rate fully amortizing
   term loan payable quarterly
   through May 31, 2003
   (weighted average rate at
   December 31, 1998-6.16%) ............      285,000         --
Variable rate non-amortizing term
   loan due May 31, 2003
   (weighted average rate at
   December 31, 1998-6.87%) ............      675,000         --
Indebtedness to banks under
   the 1997 revolving credit
   agreement ...........................         --        190,000
7.79% senior unsecured notes ...........         --         42,860
Other ..................................        7,203        8,763
                                           -----------------------
                                            1,370,087      277,925
Less current portion ...................       61,000       29,500
                                           -----------------------
Long-term debt .........................   $1,309,087    $ 248,425
                                           =======================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollars except share and per share data)


On July 1, 1997, concurrent with the Ashland Coal merger, the Company entered into a $500 million revolving credit agreement which was repaid in its entirety and the facility terminated effective June 1, 1998, using proceeds from a new Company credit facility entered into effective June 1, 1998.

     In connection with the Arch Western transaction, the Company entered into two new five-year credit facilities: a $675 million non-amortizing term loan to Arch Western and a $900 million credit facility to Arch Coal, including a $300 million fully amortizing term loan and a $600 million revolver. Borrowings under the new Arch Coal credit facilities were used to finance the acquisition of ARCO's Colorado and Utah coal operations, to pay related fees and expenses, to refinance existing corporate debt and for general corporate purposes. The Company recognized an extraordinary charge of $1.5 million (net of a tax benefit of $.9 million) related to the refinancing of the July 1, 1997 credit facility and the prepayment of its 7.79% senior unsecured notes. Borrowings under the Arch Western credit facility were used to fund a portion of a $700 million cash distribution by Arch Western to ARCO, which distribution occurred simultaneously with ARCO's contribution of its Wyoming coal operations and certain other assets to Arch Western. The $675 million term loan is secured by Arch Western's membership interests in its subsidiaries. The Arch Western credit facility is not guaranteed by the Company. The rate of interest on the borrowings under the agreements is, at the Company's option, the PNC Bank base rate or a rate based on LIBOR.

     The Company periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At December 31, 1998, there were $45 million of such agreements in effect, of which $12.9 million were outstanding at December 31, 1998.

     Except for amounts expected to be repaid in 1999, amounts borrowed under the revolving credit agreement and the bank lines of credit are classified as long-term as the Company has the intent and the ability to maintain these borrowings on a long-term basis. Aggregate maturities of debt at December 31, 1998 are $61.0 million in 1999, $60.6 million in 2000, $60.5 million in 2001, $60.5 million in 2002 and $1,127.5 million in 2003.

     Terms of the Company's credit facilities and leases contain financial and other restrictive covenants that limit the ability of the Company to, among other things, pay dividends, effect acquisitions or dispositions and borrow additional funds, and require the Company to, among other things, maintain various financial ratios and comply with various other financial covenants. Failure by the Company to comply with such covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on the Company.

     The Company enters into interest-rate swap agreements to modify the interest characteristics of outstanding Arch Coal debt. At December 31, 1998, the Company had interest-rate swap agreements having a total notional value of $815 million. These swap agreements are used to convert variable-rate debt to fixed-rate debt. Under these swap agreements, the Company pays a weighted-average fixed rate of 5.54% (before the credit spread over LIBOR) and is receiving a weighted-average variable rate based upon 3 day and 90-day LIBOR. At December 31, 1998, the remaining terms of the swap agreements ranged from 44 to 68 months.


7. FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amounts approximate fair value.

     Debt: The carrying amounts of the Company's borrowings under its revolving credit agreement, lines of credit and variable rate term loans approximate their fair value. The fair values of the Company's senior notes and other long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements at the end of each year presented.

     Interest rate swaps: The fair values of interest rate swaps are based on quoted market prices, which reflect the present value of the difference between estimated future amounts to be paid and received.

     The carrying amounts and fair values of the Company's financial instruments at December 31, 1998 and 1997 are as follows:


                                            1998                  1997
                                   ---------------------------------------------
                                    Carrying     Fair      Carrying       Fair
                                     Amount      Value      Amount       Value
--------------------------------------------------------------------------------
Cash and cash equivalents ......   $ 27,414   $  27,414    $  9,177   $   9,177
Lines of credit ................     12,884      12,884      36,302      36,302
Revolving credit agreements ....    390,000     390,000     190,000     190,000
Variable rate term loans .......    960,000     960,000        --          --
Senior notes ...................       --          --        42,860      44,690
Other debt .....................      7,203       7,203       8,763       8,763
Interest rate swaps ............       --       (14,151)       --           (93)


8. ACCRUED WORKERS' COMPENSATION

The Company is liable under the federal Mine Safety and Health Act of 1977, as amended, to provide for pneumoconiosis (black lung) benefits to eligible employees, former employees, and dependents with respect to claims filed by such persons on or after July 1, 1973. The Company is also liable under various states' statutes for black lung benefits. The Company currently provides for federal and state claims principally through a self-insurance program. Charges are being made to operations as determined by independent actuaries, at the present value of the actuarially computed present and future liabilities for such benefits over the employees' applicable years of service. In addition, the Company is liable for workers' compensation benefits for traumatic injuries which are accrued as injuries are incurred. Workers' compensation costs (credits) include the following components:


                                       1998        1997        1996
---------------------------------------------------------------------
Self-insured black lung benefits:
Service cost ...................... $  1,022    $    678    $    639
Interest cost .....................    3,173       2,353       1,735
Net amortization
   and deferral ...................      111     (10,084)     (9,766)
                                    --------------------------------
                                       4,306      (7,053)     (7,392)
Other workers' compensation
   benefits .......................   19,396      12,182      13,350
                                    --------------------------------
                                    $ 23,702    $  5,129    $  5,958
                                    ================================

The actuarial assumptions used in the determination of black lung benefits included a discount rate of 7.0% as of December 31, 1998 (7.25% and 7.5% as of December 31, 1997 and 1996, respectively) and a black lung benefit cost escalation rate of 4% in 1998, 1997 and 1996. In consultation with independent actuaries, the Company changed the discount rate, black lung benefit cost escalation rate, rates of disability and other assumptions used in the actuarial determination of black lung liabilities as of January 1, 1993, to better reflect actual experience. The effect of these changes was a significant increase in the unrecognized net gain. This gain was amortized through 1997 and totaled $10.8 million (before tax) and $6.6 million (after tax) in each of the years 1997 and 1996.

     Summarized below is information about the amounts recognized in the consolidated balance sheets for workers' compensation benefits:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollars except share and per share data)

                                                             December 31,
                                                        ----------------------
                                                          1998           1997
------------------------------------------------------------------------------
Actuarial present value for self-insured black lung:
Benefits contractually
   recoverable from others .........................    $   4,649    $   5,053
Benefits for
   Company employees ...............................       51,137       42,677
                                                        ----------------------
Accumulated black
   lung benefit obligation .........................       55,786       47,730
Unrecognized net loss ..............................       (1,722)      (3,004)
                                                        ----------------------


                                                           54,064       44,726
Traumatic and other
   workers' compensation ...........................       67,138       65,682
                                                        ----------------------
Accrued workers'
   compensation ....................................      121,202      110,408
Less amount included
   in accrued expenses .............................       15,869       12,649
                                                        ----------------------
                                                        $ 105,333    $  97,759
                                                        ======================



Receivables related to benefits contractually recoverable from others of $4,649 in 1998 and $5,053 in 1997 are recorded in other long-term assets.


9. ACCRUED RECLAMATION AND MINE CLOSING COSTS

The federal Surface Mining Control and Reclamation Act of 1977 and similar state statutes require that mine property be restored in accordance with specified standards and an approved reclamation plan. The Company accrues for the costs of final mine closure reclamation over the estimated useful mining life of the property. These costs relate to reclaiming the pit and support acreage at surface mines and sealing portals at deep mines. Other costs of final mine closure common to both types of mining are related to reclaiming refuse and slurry ponds. The Company also accrues for significant reclamation that is completed during the mining process prior to final mine closure. The establishment of the final mine closure reclamation liability and the other ongoing reclamation liability is based upon permit requirements and requires various estimates and assumptions, principally associated with costs and productivities. The Company accrued $12.5 million, $10.8 million and $6.1 million in 1998, 1997 and 1996, respectively, for current and final mine closure reclamation excluding reclamation recosting adjustments identified below. Cash payments for final mine closure reclamation and current disturbances approximated $15.0 million, $8.5 million and $9.8 million for 1998, 1997 and 1996, respectively. Periodically, the Company reviews its entire environmental liability and makes necessary adjustments, including permit changes as granted by state authorities and revisions to costs and productivities, to reflect current experience. These recosting adjustments are recorded in cost of coal sales. Adjustments included an increase in the liability of $4.9 million in 1998, and decreases in the liability were $4.4 million and $4.5 million in 1997 and 1996, respectively. The Company's management believes it is making adequate provisions for all expected reclamation and other costs associated with mine closures.


10. EMPLOYEE BENEFIT PLANS

Defined Benefit Pension and Other Postretirement Benefit Plans.

     The Company has non-contributory defined benefit pension plans covering certain of its salaried and non-union hourly employees. Benefits are generally based on the employee's years of service and compensation. The Company funds the plans in an amount not less than the minimum statutory funding requirements nor more than the maximum amount that can be deducted for federal income tax purposes.

     The Company also currently provides certain postretirement health and life insurance coverage for eligible employees. Generally, covered employees who terminate employment after meeting the eligibility requirements for pension benefits are also eligible for postretirement coverage for themselves and their dependents. The salaried employee postretirement medical and dental plans are contributory, with retiree contributions adjusted periodically, and contain other cost-sharing features such as deductibles and coinsurance. The postretirement medical plan for retirees who were members of the UMWA is not contributory. The Company's current funding policy is to fund the cost of all postretirement health and life insurance benefits as they are paid. Summaries of the changes in the benefit obligations, plan assets (primarily listed stocks and debt securities) and funded status of the plans are as follows:



                                                         Pension benefits  Other postretirement benefits
                                                     ---------------------------------------------------
                                                         1998        1997        1998         1997
--------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATIONS
Benefit obligations at January 1 .................   $  84,085    $ 56,710    $ 333,908    $ 220,332
Service cost .....................................       5,841       2,788        3,715        3,717
Interest cost ....................................       8,137       4,970       23,101       19,546
Benefits paid ....................................      (8,562)     (2,769)     (13,224)     (10,442)
Plan amendments ..................................      (3,809)       --        (15,924)        --
Acquisition of ARCO Coal operations in
   1998 and the Ashland Coal merger in 1997 ......      39,674      20,015       13,625       88,841
Other-primarily actuarial (gain) loss ............      14,067       2,371       (9,378)      11,914
                                                     -----------------------------------------------
Benefit obligations at December 31 ...............   $ 139,433    $ 84,085    $ 335,823    $ 333,908
                                                     ===============================================


CHANGE IN PLAN ASSETS
Value of plan assets at January 1 ................   $  64,577    $ 45,929    $    --      $    --
Actual return on plan assets .....................      21,771       7,339         --           --
Employer contributions ...........................       8,346         499       13,224       10,442
Acquisition of ARCO Coal operations in
   1998 and the Ashland Coal merger in 1997 ......      41,142      13,579         --           --
Benefits paid ....................................      (8,562)     (2,769)     (13,224)     (10,442)
                                                     -----------------------------------------------
Value of plan assets at December 31 ..............   $ 127,274    $ 64,577    $    --      $    --
                                                     ===============================================


FUNDED STATUS OF THE PLANS
Accumulated obligations less plan assets .........   $  12,159    $ 19,508    $ 335,823    $ 333,908
Unrecognized actuarial gain (loss) ...............       6,920       3,451        6,918       (2,179)
Unrecognized net transition asset ................         887       1,085         --           --
Unrecognized prior service gain (cost) ...........       2,667        (879)      16,367        5,776
                                                     -----------------------------------------------
Net liability recognized .........................   $  22,633    $ 23,165    $ 359,108    $ 337,505
                                                     ===============================================

BALANCE SHEET LIABILITIES (ASSETS)
Prepaid benefit costs ............................   $  (1,092)   $   --      $    --      $    --
Accrued benefit liabilities ......................      23,725      23,165      359,108      337,505
                                                     -----------------------------------------------
Net liability recognized .........................   $  22,633    $ 23,165    $ 359,108    $ 337,505
                                                     ===============================================


The Company's primary defined benefit pension plan was amended January 1998 to a cash balance plan, which resulted in a $3.8 million gain. Changes in demographic information resulted in a $14.1 million actuarial loss for 1998. In addition, a January 1997 amendment to the postretirement benefit plan resulted in a $15.9 million gain. The gain resulted from the implementation of a defined dollar benefit cap which limits the Company's disbursements under the plan. The $9.4 million actuarial gain resulted from favorable claims experience compared to previous projections.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(in thousands of dollars except share and per share data)

                                                                Pension benefits       Other postretirement benefits
                                                            ---------------------------------------------------------------
                                                               1998         1997            1998            1997
---------------------------------------------------------------------------------------------------------------------------
Weighted Average Assumptions as of December 31
Discount rate.............................................   7.00%             7.25%         7.00%           7.25%
Rate of compensation increase.............................   4.75%             5.00%          N/A             N/A
Expected return on plan assets............................   9.00%             9.00%          N/A             N/A
Health care cost trend on covered charges.................    N/A               N/A           4.5%        6.0% in 1998;
 ..........................................................                                                5.0% thereafter


     The following table details the components of pension and other postretirement benefit costs.


                                                   Pension benefits               Other postretirement benefits
                                          -------------------------------------------------------------------------
                                             1998         1997        1996         1998         1997       1996
-------------------------------------------------------------------------------------------------------------------
Service cost............................   $5,841      $  2,788      $2,295    $   3,715     $  3,717     $   2,246
Interest cost...........................    8,137         4,970       4,051       23,101       19,546        15,648
Expected return on plan assets..........   (7,521)       (4,391)     (3,520)         --           --           --
Other amortization and deferral.........      790          (503)        642       (2,884)      (2,573)       (1,527)
                                           ------------------------------------------------------------------------
                                           $7,247      $  2,864      $3,468      $23,932      $20,690       $16,367
                                           ========================================================================


The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rate by one percentage point each year would increase the accumulated postretirement obligation as of December 31, 1998 by $48.0 million, or 14.3%, and the net periodic postretirement benefit cost for 1998 by $4.2 million, or 20.0%.


Multiemployer Pension and Benefit Plans

Under the labor contract with the United Mine Workers of America ("UMWA"), the Company made payments of $1.3 million, $2.0 million and $1.9 million in 1998, 1997 and 1996, respectively, into a multiemployer defined benefit pension plan trust established for the benefit of union employees. Payments are based on hours worked and are expensed as paid. Under the Multiemployer Pension Plan Amendments Act of 1980, a contributor to a multiemployer pension plan may be liable, under certain circumstances, for its proportionate share of the plan's unfunded vested benefits (withdrawal liability). The Company has estimated its share of such amount to be $53.4 million at December 31, 1998. The Company is not aware of any circumstances which would require it to reflect its share of unfunded vested pension benefits in its financial statements.

     The Coal Industry Retiree Health Benefit Act of 1992 ("Benefit Act") provides for the funding of medical and death benefits for certain retired members of the UMWA through premiums to be paid by assigned operators (former employers), transfers of monies in 1993 and 1994 from an overfunded pension trust established for the benefit of retired UMWA members, and transfers from the Abandoned Mine Lands Fund (funded by a federal tax on coal production) commencing in 1995. The Company treats its obligation under the Benefit Act as a participation in a multiemployer plan and recognizes expense as premiums are paid. The Company recognized $3.7 million in 1998, $3.9 million in 1997 and $2.8 million in 1996 in expense relative to premiums paid pursuant to the Benefit Act.

Other Plans

The Company sponsors savings plans which were established to assist eligible employees in providing for their future retirement needs. The Company's contributions to the plans were $6.8 million in 1998, $4.6 million in 1997 and $3.4 million in 1996.


11. CAPITAL STOCK

On April 4, 1997, the Company changed its capital stock whereby the number of authorized shares was increased to 100,000,000 common shares, the par value was changed to $.01 per share, and a common stock split of 338.0857-for-one was effected. All share and per share information reflect the stock split.

     On September 29, 1998, Arch Coal's Board of Directors authorized the Company to repurchase up to 2 million shares of Company common stock. The timing of the purchases and the number of shares to be purchased are dependent on market conditions. As of December 31, 1998, the Company has acquired 330,200 shares under the repurchase program at the average price of $17.08 per share.


12. STOCK INCENTIVE PLAN

On April 22, 1998, the stockholders ratified the adoption of the 1997 Stock Incentive Plan (the "Company Incentive Plan") reserving 6,000,000 shares of Arch Coal common stock for awards to officers and other selected key management employees of the Company. The Company Incentive Plan provides the Board of Directors with the flexibility to grant stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, performance stock, performance units, merit awards, phantom stock awards and rights to acquire stock through purchase under a stock purchase program ("Awards"). Stock options outstanding under the Ashland Coal stock incentive plans at the date of the merger were substituted for fully vested stock options in the Company Incentive Plan (and are exercisable on the same terms and conditions including per share exercise prices as were applicable to such options when granted.) Stock options generally become exercisable in full or in part one year from the date of grant and are granted at a price equal to 100% of the fair market value of the stock on the date of grant. SARs entitle employees to receive a payment equal to the appreciation in market value of the stated number of common shares from the SARs exercise price to the market value of the shares on the date of its exercise. Unexercised options and SARs' lapse 10 years after the date of grant. Restricted stock awards entitle employees to purchase shares at a nominal cost. Such awards entitle employees to vote shares acquired and to receive any dividends thereon, but such shares cannot be sold or transferred and are subject to forfeiture if employees terminate their employment prior to the prescribed period, which can be from one to five years. Merit awards are grants of stock without restriction and at a nominal cost. Performance share or unit awards can be earned by the recipient if the Company meets certain pre-established performance measures. Until earned, the performance awards are nontransferable, and when earned, performance awards are payable in cash, stock, or restricted stock as determined by the Board of Directors. Phantom stock awards are based on the appreciation of hypothetical underlying shares or the earnings performance of such shares and may be paid in cash or in shares. As of December 31, 1998, performance shares and stock options were the only type of Awards granted. As of December 31, 1998, 361,550 phantom performance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollar except share and per share data)


shares had been granted and will be earned by participants based on Company performance for the years 1998 through 2001. Information regarding stock options under the Company Incentive Plan is as follows for the year ended December 31, 1998 and 1997:


                                                           1998                     1997
                                                   -------------------------------------------------
                                                                 Weighted                  Weighted
                                                      Common      Average    Common        Average
                                                      Shares       Price     Shares         Price
----------------------------------------------------------------------------------------------------
Options outstanding at January 1 .................      926      $   25.23     --         $    --
Issued in exchange for Ashland
   Coal stock options ............................     --             --        675           23.69
Granted ..........................................      360          22.88      300           27.88
Exercised ........................................      (48)         14.50      (49)          21.25
Canceled .........................................     (110)         25.88     --              --
                                                      -----                   -----
Options outstanding at December 31 ...............    1,128          24.86      926           25.23
                                                      =====                   =====
Options exercisable at December 31 ...............      600      $   25.04      626       $   23.88
Options available for grant at December 31 .......    4,413                   4,684


The Company applies APB 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for the Company Incentive Plan. Accordingly, no compensation expense has been recognized for the fixed stock option portion of the Company Incentive Plan. Had compensation expense for the fixed stock option portion of the Company Incentive Plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of FAS 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per common share would have been reduced to the pro forma amounts in the table below. The fair value of options granted in 1998 and 1997 was determined to be $2.3 million and $2.5 million, respectively, using the Black-Scholes option pricing model and the weighted average assumptions noted below. For purposes of these pro forma disclosures, the estimated fair value of the options is recognized as compensation expense over the options' vesting period. The stock options granted in 1998 and 1997 vest ratably over three years.

                                                                  1998         1997
---------------------------------------------------------------------------------------
Pro Forma
     Net income (in millions) ...............................   $   29.3     $   30.1
     Basic and diluted earnings per share ...................   $     .74    $     .98
                                                                ----------   ---------
Weighted average fair value per share of options granted ....   $    7.22    $    8.36
                                                                ----------   ---------
Assumptions (weighted average)
     Risk-free interest rate ................................        6.0%         6.3%
     Expected dividend yield ................................        2.0%         2.0%
     Expected volatility ....................................       31.8%        29.0%
     Expected life (in years) ...............................        5.0          5.0

The pro forma effect on net income for 1998 and 1997 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants issued prior to 1996.

     Exercise prices for options outstanding as of December 31, 1998, range from $17.25 to $34.375, and the weighted average remaining contractual life at that date was 7.2 years. The table below shows pertinent information on options outstanding at December 31, 1998, priced below $25 per share and priced at $25 per share or more:

                                                                       Option Exercise Price
                                                                      ------------------------
                                                                       Below $25  $25 or More
----------------------------------------------------------------------------------------------
Options outstanding (in thousands) ..................................       607       521
Weighted-average exercise price .....................................   $ 22.20   $ 27.96
Weighted-average remaining contractual life (in years) ..............       7.4       6.9
Options currently exercisable (in thousands) ........................       264       336
Weighted-average exercise price of options currently exercisable ....   $ 21.33   $ 28.01


13. MERGER RELATED EXPENSES AND CHANGES IN ESTIMATES

During 1997, in connection with the Ashland Coal merger, the Company recorded a one-time charge of $39.1 million (before tax) or $23.8 million (after tax) comprised of termination benefits and relocation costs of $8.1 million and costs of $31.0 million associated with the idling of duplicate facilities. The $8.1 million costs arising from the termination benefits and relocation costs have been paid. The $31.0 million costs associated with the idling of duplicate facilities reduced the book value of the duplicate facilities. A portion of this charge related to Big Sandy Terminal. As a result of a change in management strategy related to the Big Sandy Terminal, the assets were sold in 1998 for a pre-tax gain of $7.5 million.

     During 1996, the Company reduced the estimated useful lives of certain long-lived assets (primarily related to life-of-mine assets including preparation plants and beltlines) for depreciation and amortization purposes. These changes in estimates were primarily due to increased productivities and reductions in recoverable reserves. As a result, an additional $11.3 million (after-tax impact of $6.9 million or $.33 per share) of depreciation and amortization expense was recorded in cost of coal sales. The assets included a preparation plant that had an original life of 16 years that was adjusted to 7.5 years, a preparation plant and beltline related to a surface mine that carried an original life of 20 years that was adjusted to 17 years and deferred mine development for a surface mine with an original life of 5 years adjusted to 4 years.


14. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

The Company places its cash equivalents in investment-grade short-term investments and limits the amount of credit exposure to any one commercial issuer.

     The Company markets its coal principally to electric utilities in the United States. As of December 31, 1998 and 1997, accounts receivable from electric utilities located in the United States totaled $152.1 million and $102.8 million, respectively. Generally, credit is extended based on an evaluation of the customer's financial condition, and collateral is not generally required. Credit losses are provided for in the financial statements and historically have been minimal.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollars except share and per share data)


     The Company is committed under long-term contracts to supply coal that meets certain quality requirements at specified prices. These prices are generally adjusted based on indices. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer. Sales (including spot sales) to major customers were as follows:


                          1998       1997       1996
                        ------------------------------
AEP .................   $195,682   $129,981   $ 86,756
Southern Company ....    170,452    187,800    147,567


15. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:


                                                                           1998       1997      1996
                                                                        -----------------------------
Numerator:
     Income before extraordinary item .............................     $ 31,501    $30,281   $33,020
     Extraordinary item ...........................................       (1,488)        --        --
                                                                        -----------------------------
     Net income ...................................................     $ 30,013    $30,281   $33,020
                                                                        =============================
Denominator:
     Weighted average shares-denominator for basic ................       39,626     30,374    20,948
     Dilutive effect of employee stock options ....................           25         34        --
                                                                        -----------------------------
     Adjusted weighted average shares-denominator for diluted             39,651     30,408    20,948
                                                                        =============================
Basic and diluted earnings per common share before
     extraordinary item ...........................................     $    .79    $  1.00   $  1.58
                                                                        =============================
Basic and diluted earnings per common share .......................     $    .76    $  1.00   $  1.58
                                                                        =============================


16. SALE AND LEASEBACK

On January 29, 1998, the Company sold mining equipment for approximately $74.2 million and leased back the equipment under an operating lease with a term of three years. This included the sale and leaseback of equipment purchased under an existing operating lease that expired on the same day. The proceeds of the sale were used to purchase the equipment under the expired lease for $28.3 million and to pay down debt. At the end of the lease term, the Company has the option to renew the lease for two additional one-year periods or purchase the equipment for approximately $51.1 million. Alternatively, the equipment may be sold to a third party. In the event of such a sale, the Company will be required to make a payment to the lessor in the event, and to the extent, that the proceeds are below $40.0 million. The gain on the sale and leaseback of $10.7 million was deferred and is being amortized over the base term of the lease as a reduction of rental expense.


17. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company receives certain services and purchases fuel, oil and other products on a competitive basis from subsidiaries of Ashland Inc., which totaled $7.2 million in 1998, $4.7 million in 1997 and $3.8 million in 1996. At December 31, 1998, Ashland Inc. owns approximately 55% of the Company's outstanding shares of common stock. Management believes that charges between the Company and Ashland Inc. for services and purchases were concluded on terms equivalent to those prevailing among unaffiliated parties.

     As described in Note 1, the Company has a 65% ownership interest in Canyon Fuel which is accounted for on the equity method. The Company receives administration and production fees from Canyon Fuel for managing the Canyon Fuel operations. The fees recognized as other income for the Company and as expense by Canyon Fuel for the year ended December 31, 1998 were $4.1 million.

18. COMMITMENTS AND CONTINGENCIES

The Company leases equipment, land and various other properties under noncancelable long-term leases, expiring at various dates. Rental expense related to these operating leases amounted to $31.4 million in 1998, $14.9 million in 1997 and $8.5 million in 1996. The Company has also entered into various noncancelable royalty lease agreements and federal lease bonus payments under which future minimum payments are due. On October 1, 1998, the Company was the successful bidder in a federal auction of certain mining rights in the 3,546-acre Thundercloud tract in the Powder River Basin of Wyoming. The Company's lease bonus bid amounted to $158 million for the tract, of which $31.6 million was paid on October 1, 1998 (the remaining lease bonus payments are reflected below under the caption "Royalties"). The tract contains approximately 412 million tons of demonstrated coal reserves and is contiguous with the Company's Black Thunder mine. Geological surveys performed by outside consultants indicate that there are sufficient reserves relative to these properties to permit recovery of the Company's investment.

     Minimum payments due in future years under these agreements in effect at December 31, 1998 are as follows:

                                Leases           Royalties
----------------------------------------------------------
1999 .....................    $  31,975         $  62,375
2000 .....................       28,092            62,151
2001 .....................       22,311            61,809
2002 .....................       16,726            61,589
2003 .....................        8,284            30,282
Thereafter ...............       10,564           225,824
                               --------------------------
                               $117,952          $504,030
                               ==========================



The Company is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. As of December 31, 1998, the Company estimates that its probable aggregate loss as a result of such claims is $3.8 million (included in other noncurrent liabilities) and believes that probable insurance recoveries of $.9 million (included in other assets) related to these claims will be realized. The Company estimates that its reasonably possible aggregate losses from all currently pending litigation could be as much as $.4 million (before tax) in excess of the probable loss previously recognized. However, the Company believes it is probable that substantially all of such losses, if any occur, will be insured. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

     A customer of the Company has informed the Company that one of the customer's power plants will no longer provide baseload capacity to a public utility and instead will be used to provide peak demand only. As a result, the plant will require substantially less coal under the customer's existing above-market contract with the Company. The Company has filed a civil action in Federal District Court in the Southern District of West Virginia alleging breach of contract and other causes of action against the customer in respect of the customer's failure to comply with the terms of this contract. On July 17, 1998 the court granted the customer's motion to stay the lawsuit pending arbitration. As of December 31, 1998, the carrying amount of acquisition costs allocated to this coal supply contract amounts to approximately $13.7 million. The Company currently expects that it will recover the carrying amount of this asset, however, the ultimate outcome of this matter is uncertain.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollars except share and per share data)

     The Company holds a 17.5% general partnership interest in Dominion Terminal Associates ("DTA"), which operates a ground storage-to-vessel coal transloading facility in Newport News, Virginia. DTA leases the facility from Peninsula Ports Authority of Virginia ("PPAV") for amounts sufficient to meet debt-service requirements. Financing is provided through $132.8 million of tax-exempt bonds issued by PPAV which mature July 1, 2016. Under the terms of a throughput and handling agreement with DTA, each partner is charged its share of cash operating and debt-service costs in exchange for the right to use its share of the facility's loading capacity and is required to make periodic cash advances to DTA to fund such costs. On a cumulative basis, costs exceeded cash advances by $9.2 million at December 31, 1998 (included in other noncurrent liabilities). Future payments for fixed operating costs and debt service are estimated to approximate $3.3 million annually through 2015 and $26.0 million in 2016.

19. CASH FLOW

The  changes  in  operating   assets  and   liabilities  as  shown  in  the
consolidated statements of cash flows are comprised of the following:


                                                                                1998        1997        1996
                                                                            --------------------------------
Decrease (increase) in operating assets:
     Receivables .....................................................      $(35,464)   $(12,179)    $10,857
     Inventories .....................................................         6,723      16,323       4,024
Increase (decrease) in operating liabilities:
     Accounts payable and accrued expenses ...........................        30,229       5,403      (7,464)
     Income taxes ....................................................       (35,057)    (27,448)     (1,145)
     Accrued postretirement benefits other than pension ..............         6,813       7,437       4,566
     Accrued reclamation and mine closure ............................         1,936      (9,370)    (10,492)
     Accrued workers' compensation ...................................           149      (9,008)       (897)
                                                                            --------------------------------
Changes in operating assets and liabilities ..........................      $(24,671)   $(28,842)   $   (551)
                                                                            ================================


20. ACCOUNTING DEVELOPMENT

In June 1998, the Financial Accounting Standards Board issued FAS 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. FAS 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. FAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what effect FAS 133 will have on the earnings and financial position of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollars except share and per share data)


21. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial data for 1998 and 1997 is summarized below:


                                                                  March 31     June 30      Sept. 30        Dec. 31
                                                                 ----------------------------------------------------
1998:
     Coal sales, equity income and other revenues .............   $312,564(1)   $353,238   $ 424,123(2)    $415,710
     Income from operations ...................................     22,359        27,450      23,909         14,129(3)
     Income before extraordinary item .........................     15,821        14,999         544            137
     Net income ...............................................     15,821        13,511         544            137
     Basic and diluted earnings per
          common share before extraordinary item(5) ...........       0.40          0.38        0.01           0.00
     Basic and diluted earnings per common share(5) ...........       0.40          0.34        0.01           0.00

1997:
     Coal sales and other revenues ............................   $198,461      $196,425   $ 329,475       $342,514
     Income (loss) from operations ............................     16,314        16,296     (20,468)(4)     29,740
     Net income(loss) .........................................     10,420        11,732     (13,001)        21,130
     Basic and diluted earnings (loss) per common share(5) ....       0.50          0.56       (0.33)          0.53



(1) During the first quarter of 1998, the Company recorded gains on the sale of surplus land totaling $7.9 million.
(2) During the third quarter of 1998, the Company sold idle assets and reserves in Eastern Kentucky for a gain of $18.5 million.
(3) During the fourth quarter of 1998, the Company sold its idle Big Sandy Terminal for a gain of $7.5 million. This was partially offset by a net unfavorable adjustment of $4.9 million associated with the Company's routine, periodic review of reclamation accruals.
(4) During the third quarter of 1997, the Company recorded a $39.1 million charge in connection with the Ashland Coal merger comprised of termination benefits, relocation costs and costs associated with the idling of duplicate facilities.
(5) The sum of the quarterly earnings per common share amounts may not equal earnings per common share for the full year because per share amounts are computed independently for each quarter and for the year based on the weighted average number of common shares outstanding during each period.

                                                                     SCHEDULE II

                        ARCH COAL, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                      ADDITIONS
                                         BALANCE AT   CHARGED TO                              BALANCE AT
                                         BEGINNING    COSTS AND                                 END OF
             DESCRIPTION                  OF YEAR      EXPENSES    DEDUCTIONS(1)   OTHER(2)      YEAR
             -----------                 ----------   ----------   -------------   --------   ----------
Year Ended December 31, 1998
     Reserves Deducted from Asset
       Accounts
          Property, Plant, and
            Equipment.................    $    --       $   --        $   --        $   --     $    --
          Other Assets -- Other Notes
               and Accounts
                 Receivable...........        471          306           195            --         582
          Current Assets -- Supplies
            Inventory.................     17,681        2,292         5,999         9,927      23,901
Year Ended December 31, 1997
     Reserves Deducted from Asset
       Accounts
          Property, Plant, and
            Equipment.................    $   100       $   --        $  100        $   --     $    --
          Other Assets -- Other Notes
               and Accounts
                 Receivable...........        410           61            --            --         471
          Current Assets -- Supplies
            Inventory.................     11,313        1,218           282         5,432      17,681
Year Ended December 31, 1996
     Reserves Deducted from Asset
       Accounts
          Property, Plant, and
            Equipment.................    $ 1,111       $   --        $1,011        $   --     $   100
          Other Assets -- Other Notes
               and Accounts
                 Receivable...........        408          150           148            --         410
          Current Assets -- Supplies
            Inventory.................     11,976          500         1,163            --      11,313

- ---------------

(1) Reserves utilized, unless otherwise indicated.

(2) Balances acquired in the Arch Western transaction and Ashland Coal merger.

                                  EXHIBIT INDEX


     Exhibit No.                           Description
    ------------      -----------------------------------------------------
         10.2         Ashland   Inc.   Deferred   Compensation   and  Stock
                      Incentive Plan for Non-Employee Directors.
         10.4         Ninth Amended and Restated Ashland Inc.  Supplemental
                      Early  Retirement  Plan  for  Certain  Key  Executive
                      Employees.
         10.11        Ashland  Inc.  Nonqualified  Excess  Benefit  Pension
                      Plan.
         10.18        Ashland Inc. 1997 Stock Incentive Plan.
         13           Portions of Ashland's  Annual Report to Shareholders,
                      incorporated by reference herein, for the fiscal year
                      ended September 30, 1998.
         21           List of subsidiaries.
         23.1         Consent of Ernst & Young LLP.
         23.2         Consent of PricewaterhouseCoopers LLP.
         23.3         Consent of Ernst & Young LLP.
         24           Power of Attorney, including resolutions of the Board
                      of Directors.
         27.1         Financial  Data  Schedule  for the fiscal  year ended
                      September 30, 1998.
         27.2         Restated  Financial Data Schedule for the fiscal year
                      ended September 30, 1997.
         27.3         Restated  Financial Data Schedule for the fiscal year
                      ended September 30, 1996.