Form 10-Q
period 1999-03-31
ASHLAND INC
filed 1999-05-13
CIK 7694

==============================================================================



                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                 FORM 10-Q



          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934




               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999



                       Commission file number 1-2918



                                ASHLAND INC.
                          (a Kentucky corporation)



                           I.R.S. No. 61-0122250
                        50 E. RiverCenter Boulevard
                               P. O. Box 391
                       Covington, Kentucky 41012-0391



                      Telephone Number: (606) 815-3333



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     At April 30, 1999, there were 73,170,271 shares of Registrant's Common Stock outstanding. One Right to purchase one-thousandth of a share of Series A Participating Cumulative Preferred Stock accompanies each outstanding share of Registrant's Common Stock.


==============================================================================

                       PART I - FINANCIAL INFORMATION


----------------------------------------------------------------------------------------------------------------------------------

 ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
 STATEMENTS OF CONSOLIDATED INCOME

 ---------------------------------------------------------------------------------------------------------------------------------
                                                                               Three months ended              Six months ended
                                                                                    March 31                       March 31
                                                                            --------------------------      ----------------------
 (In millions except per share data)                                           1999           1998             1999          1998
 ---------------------------------------------------------------------------------------------------------------------------------
 REVENUES
     Sales and operating revenues                                        $   1,503      $   1,473        $   3,149     $    3,071
     Equity income                                                             139             57              100            106
     Other income                                                               13             19               39             46
                                                                         ----------     ----------       -----------   -----------
                                                                             1,655          1,549            3,288          3,223

 COSTS AND EXPENSES
     Cost of sales and operating expenses                                    1,176          1,201            2,476          2,509
     Selling, general and administrative expenses                              251            224              518            435
     Depreciation, depletion and amortization                                   52             44              103             85
                                                                         ----------     ----------       -----------   -----------
                                                                             1,479          1,469            3,097          3,029
                                                                         ----------     ----------       -----------   -----------

 OPERATING INCOME                                                              176             80              191            194

     Interest expense (net of interest income)                                 (34)           (36)             (67)           (62)
                                                                         ----------     ----------       -----------   -----------

 INCOME BEFORE INCOME TAXES                                                    142             44              124            132

     Income taxes                                                              (55)           (16)             (48)           (51)
                                                                         ----------     ----------       -----------   -----------

 NET INCOME                                                              $      87      $      28       $       76     $       81
                                                                         ===========    ==========      ============   ===========

 EARNINGS PER SHARE - Note A
     Basic                                                               $     1.17     $      .37      $     1.02     $     1.07
     Diluted                                                             $     1.16     $      .37      $     1.01     $     1.05

 DIVIDENDS PAID PER COMMON SHARE                                         $     .275     $     .275      $      .55     $      .55







SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


--------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------------------------
                                                                            March 31         September 30             March 31
(In millions)                                                                   1999                 1998                 1998
--------------------------------------------------------------------------------------------------------------------------------

                            ASSETS
                            ------
CURRENT ASSETS
    Cash and cash equivalents                                              $      90            $      34            $      18
    Accounts receivable                                                        1,072                1,129                1,004
    Allowance for doubtful accounts                                              (22)                 (19)                 (20)
    Inventories - Note A                                                         480                  440                  465
    Deferred income taxes                                                        120                  104                   97
    Other current assets                                                         195                  140                  100
                                                                           ----------           ----------           ----------
                                                                               1,935                1,828                1,664
INVESTMENTS AND OTHER ASSETS
    Investment in Marathon Ashland Petroleum LLC (MAP)                         2,095                2,102                2,074
    Investment in Arch Coal                                                      422                  422                  420
    Cost in excess of net assets of companies acquired                           224                  207                  184
    Other noncurrent assets                                                      340                  362                  406
                                                                           ----------           ----------           ----------
                                                                               3,081                3,093                3,084
PROPERTY, PLANT AND EQUIPMENT
    Cost                                                                       2,544                2,413                2,250
    Accumulated depreciation, depletion and amortization                      (1,322)              (1,252)              (1,186)
                                                                           ----------           ----------           ----------
                                                                               1,222                1,161                1,064
                                                                           ----------           ----------           ----------

                                                                           $   6,238            $   6,082            $   5,812
                                                                           ==========           ==========           ==========
             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------

CURRENT LIABILITIES
    Debt due within one year                                               $     441            $     125            $     265
    Trade and other payables                                                   1,115                1,199                  971
    Income taxes                                                                  32                   37                   45
                                                                           ----------           ----------           ----------
                                                                               1,588                1,361                1,281
NONCURRENT LIABILITIES
    Long-term debt (less current portion)                                      1,481                1,507                1,536
    Employee benefit obligations                                                 426                  458                  424
    Reserves of captive insurance companies                                      181                  165                  176
    Other long-term liabilities and deferred credits                             481                  454                  328
    Commitments and contingencies - Note E
                                                                           ----------           ----------           ----------
                                                                               2,569                2,584                2,464

COMMON STOCKHOLDERS' EQUITY                                                    2,081                2,137                2,067
                                                                           ----------           ----------           ----------

                                                                           $   6,238            $   6,082            $   5,812
                                                                           ==========           ==========           ==========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


 ---------------------------------------------------------------------------------------------------------------------------------

 ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
 STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS' EQUITY

 ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Accumulated
                                                                                                                other
                                                          Common        Paid-in       Retained          comprehensive
(In millions)                                              stock        capital       earnings                 income         Total
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT OCTOBER 1, 1997                              $     75       $    605      $   1,379       $           (35)       $ 2,024
   Total comprehensive income (1)                                                           81                    (9)            72
   Common stock cash dividends                                                             (42)                                 (42)
   Issued common stock under
     Stock incentive plans                                                   10                                                  10
     Acquisitions of other companies                           1              1              3                                    5
   Other changes                                                             (2)                                                 (2)
                                                        ---------      ---------     ----------      ----------------       --------
BALANCE AT MARCH 31, 1998                               $     76       $    614      $   1,421       $           (44)       $ 2,067
                                                        =========      =========     ==========      ================       ========


BALANCE AT OCTOBER 1, 1998                              $     76       $    602      $   1,501       $           (42)       $ 2,137
   Total comprehensive income (1)                                                           76                   (12)            64
   Common stock cash dividends                                                             (41)                                 (41)
   Issued common stock under
     Stock incentive plans                                                    5                                                   5
     Acquisitions of other companies                           1             43                                                  44
   Repurchase of common stock                                 (3)          (126)                                               (129)
   Other changes                                                              1                                                   1
                                                        ---------      ---------     ----------      ----------------       --------
BALANCE AT MARCH 31, 1999                               $     74       $    525      $   1,536       $           (54)       $ 2,081
                                                        =========      =========     ==========      ================       ========

 -----------------------------------------------------------------------------------------------------------------------------------
  (1) Reconciliations of net income to total comprehensive income follow.


                                                                          Three months ended              Six months ended
                                                                               March 31                       March 31
                                                                       ---------------------------    ---------------------------
          (In millions)                                                      1999           1998            1999           1998
          -----------------------------------------------------------------------------------------------------------------------

          Net income                                                   $       87      $      28      $       76      $      81
          Unrealized translation adjustments                                  (13)            (4)            (11)            (9)
            Related tax benefit                                                 3              -               3              -
          Unrealized gains (losses) on securities                              (2)             -              (3)             3
            Related tax benefit (expense)                                       1              -               1             (1)
          Gains on securities included in net income                           (1)             -              (3)            (3)
            Related tax expense                                                 -              -               1              1
                                                                       -----------     -----------    -----------     -----------
          Total comprehensive income                                   $       75      $      24      $       64      $      72
                                                                       ===========     ===========    ===========     ===========

          -----------------------------------------------------------------------------------------------------------------------
          At March 31, 1999, accumulated other comprehensive income was a loss of $54 million comprised of net unrealized translation losses of $36 million and a minimum pension liability of $18 million.


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


-----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Six months ended
                                                                                                               March 31
                                                                                                    --------------------------------
(In millions)                                                                                           1999                 1998
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM CONTINUING OPERATIONS
    Net income                                                                                      $     76             $     81
    Expense (income) not affecting cash
      Depreciation, depletion and amortization                                                           103                   85
      Deferred income taxes                                                                               48                   15
      Equity income from affiliates                                                                     (100)                (106)
      Distributions from equity affiliates                                                               109                   46
      Other items                                                                                          -                   (7)
    Change in operating assets and liabilities (1)                                                      (185)                (180)
                                                                                                    -----------          -----------
                                                                                                          51                  (66)

CASH FLOWS FROM FINANCING
    Proceeds from issuance of long-term debt                                                               -                  150
    Proceeds from issuance of capital stock                                                                3                    8
    Repayment of long-term debt                                                                          (26)                 (31)
    Repurchase of capital stock                                                                         (129)                   -
    Increase in short-term debt                                                                          300                  219
    Dividends paid                                                                                       (41)                 (42)
                                                                                                    -----------          -----------
                                                                                                         107                  304

CASH FLOWS FROM INVESTMENT
    Additions to property, plant and equipment                                                          (102)                (109)
    Purchase of leased assets associated with the formation of MAP                                         -                 (254)
    Purchase of operations - net of cash acquired (2)                                                    (27)                (145)
    Investment purchases (3)                                                                             (73)                (152)
    Investment sales and maturities (3)                                                                   95                  248
    Other - net                                                                                            5                   38
                                                                                                    -----------          -----------
                                                                                                        (102)                (374)
                                                                                                    -----------          -----------

CASH PROVIDED (USED) BY CONTINUING OPERATIONS                                                             56                 (136)
    Cash used by discontinued operations                                                                   -                  (96)
                                                                                                    -----------          -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                          56                 (232)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                           34                  250
                                                                                                    -----------          -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                           $     90             $     18
                                                                                                    ===========          ===========

------------------------------------------------------------------------------------------------------------------------------------
(1)      Excludes changes resulting from operations acquired or sold.
(2)      Amounts exclude acquisitions through the issuance of common stock, which amounted to $44 million in 1999 and
         $32 million in 1998.
(3)      Represents  primarily  investment  transactions  of captive  insurance companies.


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

-------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

         INTERIM FINANCIAL REPORTING

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Although such statements are subject to any year-end audit adjustments which may be necessary, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. Results of operations for the six months ended March 31, 1999, are not necessarily indicative of results to be expected for the year ending September 30, 1999.

         INVENTORIES

         ----------------------------------------------------------------------------------------------------------------------
                                                                             March 31        September 30            March 31
           (In millions)                                                         1999                1998                1998
         ----------------------------------------------------------------------------------------------------------------------
           Chemicals and plastics                                             $   370              $  352              $  375
           Petroleum products                                                      53                  48                  52
           Construction materials                                                  53                  39                  41
           Other products                                                          49                  49                  49
           Supplies                                                                 8                   9                  10
           Excess of replacement costs over LIFO carrying values                  (53)                (57)                (62)
                                                                              --------             -------             -------
                                                                              $   480              $  440              $  465
                                                                              ========             =======             =======

         EARNINGS PER SHARE

            The  following  table  sets  forth  the  computation  of basic and diluted earnings per share (EPS).

            -------------------------------------------------------------------------------------------------------------------
                                                                           Three months ended             Six months ended
                                                                                March 31                      March 31
                                                                          -----------------------       -----------------------
            (In millions except per share data)                               1999         1998              1999         1998
            -------------------------------------------------------------------------------------------------------------------
            NUMERATOR
            Numerator for basic and diluted EPS - Net income              $     87     $     28         $      76     $     81
                                                                          ==========   ==========       ===========   ==========
            DENOMINATOR

            Denominator for basic EPS - Weighted average
               common shares outstanding                                        74           76                74           75
            Common shares issuable upon exercise of stock options                1            1                 1            2
                                                                          ----------   ----------       -----------   ----------
            Denominator for diluted EPS - Adjusted weighted
               average shares and assumed conversions                           75           77                75           77
                                                                          ==========   ==========       ===========   ==========
            BASIC EARNINGS PER SHARE                                      $   1.17     $    .37         $    1.02     $   1.07
            DILUTED EARNINGS PER SHARE                                    $   1.16     $    .37         $    1.01     $   1.05

------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE B - INFORMATION BY INDUSTRY SEGMENT

         During the quarter ended March 31, 1999, Ashland took steps to provide greater market focus and definition for its former Ashland Chemical operations with the creation of two new divisions - Ashland Distribution Company and Ashland Specialty Chemical Company. These divisions replace Ashland Chemical Company. The Information By Industry Segment on Page 10 has been presented showing these two new segments, with prior periods restated for comparison purposes. In addition, the following table shows total assets and capital employed for each of the new segments at March 31, 1999, and restated as of September 30, 1998.

         -------------------------------------------------------------------------------------------------------------------
                                                               Total assets                         Capital employed
                                                      --------------------------------       -----------------------------
                                                      March 31        September 30           March 31        September 30
            (In millions)                                 1999                1998               1999                1998
         -------------------------------------------------------------------------------------------------------------------
            Ashland Distribution                       $   938        $        915           $    534        $        477
            Ashland Specialty Chemical                     873                 861                573                 557

NOTE C - UNUSUAL ITEMS

         Marathon Ashland Petroleum LLC (MAP) maintains an inventory valuation reserve to reduce the LIFO cost of its inventories to their net realizable values. Adjustments in that reserve are recognized quarterly based on changes in petroleum product prices, creating non-cash charges or credits to Ashland's earnings. In addition, during the six months ended March 31, 1998, Ashland recorded a gain on the sale of its 23% interest in Melamine Chemicals, Inc. The following tables show the effects of these unusual items on Ashland's operating income, net income and diluted earnings per share for the periods ended March 31, 1999, and 1998.

          ------------------------------------------------------------------------------------------------------------------------
                                                                          Three months ended              Six months ended
                                                                               March 31                       March 31
                                                                       --------------------------     ----------------------------
           (In millions except per share data)                              1999           1998            1999            1998
          ------------------------------------------------------------------------------------------------------------------------
           Operating income before unusual items                         $    44       $     77        $    152        $    177
             MAP inventory valuation adjustments                             132              3              39               3
             Ashland Specialty Chemical gain on sale
              of Melamine Chemicals                                            -              -               -              14
                                                                       -----------    -----------     ------------    ------------
           Operating income as reported                                  $   176       $     80        $    191        $    194
                                                                       ===========    ===========     ============    ============

           Net income before unusual items                               $     6       $     26        $     52        $     72
             MAP inventory valuation adjustments                              81              2              24               2
             Ashland Specialty Chemical gain on sale
              of Melamine Chemicals                                            -              -               -               7
                                                                       -----------    -----------     ------------    ------------
           Net income as reported                                        $    87       $     28        $     76        $     81
                                                                       ===========    ===========     ============    ============

           Diluted earnings per share before unusual items               $   .08       $    .34        $    .69        $    .94
             Impact of unusual items                                        1.08            .03             .32             .11
                                                                       -----------    -----------     ------------    ------------
           Diluted earnings per share as reported                        $  1.16       $    .37        $   1.01        $   1.05
                                                                       ===========    ===========     ============    ============


------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE D - UNCONSOLIDATED AFFILIATES

         Ashland  is  required  by  Rule  3-09  of  Regulation  S-X to file separate financial statements for its two significant unconsolidated affiliates, Marathon Ashland Petroleum LLC (MAP) and Arch Coal, Inc. Such financial statements for the year ended December 31, 1998, were filed on a Form 10-K/A on March 17, 1999. Unaudited income statement information for these companies is shown below.

         Since MAP commenced operations on January 1, 1998, comparative information for the six months ended March 31, 1998, is not presented. MAP's results included adjustments to MAP's inventory market valuation reserve. MAP is organized as a limited liability company (LLC) that has elected to be taxed as a partnership. Therefore, the parents are responsible for income taxes applicable to their share of MAP's taxable income. The net income reflected below for MAP does not include any provision for income taxes which will be incurred by MAP's parents.

         --------------------------------------------------------------------------------------------------------------
                                                            Three months ended                 Six months ended
                                                                 March 31                          March 31
                                                      -------------------------------   -------------------------------
           (In millions)                                      1999             1998             1999            1998
         --------------------------------------------------------------------------------------------------------------
           MAP
              Sales and operating revenues                $  4,184         $  4,589         $  8,896
              Income from operations                           383              138              292
              Net income
               Including inventory valuation adjustments       381              141              293
               Excluding inventory valuation adjustments        33              132              189
              Ashland's equity income
               Including inventory valuation adjustments       138               47               97
               Excluding inventory valuation adjustments         6               44               58
           ARCH COAL
              Sales and operating revenues                $    406         $    299         $    800        $    628
              Income from operations                            14               22               28              52
              Net income                                         1               16                2              37
              Ashland's equity income                            -                8                -              19

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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE E - LITIGATION, CLAIMS AND CONTINGENCIES (continued)

         Ashland is a defendant in a series of cases involving more than 600 former workers at the Lockheed aircraft manufacturing facility in Burbank, California. The plaintiffs allege personal injury resulting from exposure to chemicals sold to Lockheed by Ashland, and inadequate labeling of such chemicals. The cases are being tried in the Superior Court of the State of California for the County of Los Angeles. To date, five trials involving approximately 130 plaintiffs have resulted in total verdicts adverse to Ashland of approximately $80 million (approximately $75 million of which is punitive damages). The damage awards have been appealed. Ashland believes that there is a substantial probability that the damage awards will be reversed or reduced substantially.

         In addition to these matters, Ashland and its subsidiaries are parties to numerous other claims and lawsuits, some of which are also for substantial amounts. While these actions are being contested, the outcome of individual matters is not predictable with assurance.

         Ashland does not believe that any liability resulting from any of the above matters, after taking into consideration its insurance coverages and amounts already provided for, will have a material adverse effect on its consolidated financial position, cash flows or liquidity. However, such matters could have a material effect on Ashland's results of operations in a particular quarter or fiscal year as they develop or as new issues are identified.

NOTE F - ACQUISITIONS

         During the six months ended March 31, 1999, APAC acquired six construction businesses, four of which included the issuance of
         $44 million in Ashland common stock. In addition, Ashland Specialty Chemical made an acquisition in its Composite Polymers division. These acquisitions were accounted for as purchases and did not have a significant effect on Ashland's consolidated financial statements.

-----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

-----------------------------------------------------------------------------------------------------------------------------------
                                                                        Three months ended                    Six months ended
                                                                             March 31                             March 31
                                                                    -----------------------------       ---------------------------
(In millions except as noted)                                             1999             1998               1999             1998
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES
   Sales and operating revenues
     Ashland Distribution                                           $      716       $      740         $    1,422       $    1,466
     Ashland Specialty Chemical                                            304              332                613              646
     APAC                                                                  262              197                691              535
     Valvoline                                                             250              235                484              488
     Intersegment sales
       Ashland Distribution                                                 (8)              (7)               (17)             (14)
       Ashland Specialty Chemical                                          (20)             (22)               (41)             (44)
       Valvoline                                                            (1)              (2)                (3)              (6)
                                                                    ------------     ------------       -------------    -----------
                                                                         1,503            1,473              3,149            3,071
   Equity income
     Ashland Specialty Chemical                                              1                2                  3                4
     Refining and Marketing                                                138               47                 97               83
     Arch Coal                                                               -                8                  -               19
                                                                    ------------     ------------       -------------    -----------
                                                                           139               57                100              106
   Other income
     Ashland Distribution                                                    2                2                  4                3
     Ashland Specialty Chemical                                              5                5                  9               25
     APAC                                                                    2                3                  5                4
     Valvoline                                                               1                2                  3                5
     Refining and Marketing                                                  3                1                 11                1
     Corporate                                                               -                6                  7                8
                                                                    ------------     ------------       -------------    -----------
                                                                            13               19                 39               46
                                                                    ------------     ------------       -------------    -----------
                                                                    $    1,655       $    1,549         $    3,288       $    3,223
                                                                    ============     ============       =============    ===========
OPERATING INCOME
   Ashland Distribution                                             $       13       $       14         $       25       $       28
   Ashland Specialty Chemical                                               21               23                 49               61
   APAC                                                                      2                -                 28               19
   Valvoline                                                                13                5                 24               16
   Refining and Marketing (1)                                                6               41                 58               78
     Inventory valuation adjustments  (2)                                  132                3                 39                3
   Arch Coal                                                                 -                8                 (1)              19
   Corporate                                                               (11)             (14)               (31)             (30)
                                                                    ------------     ------------       -------------    -----------
                                                                    $      176       $       80         $      191       $      194
                                                                    ============     ============       =============    ===========
OPERATING INFORMATION
   APAC
     Construction backlog at March 31 (millions)                                                        $      872       $      825
     Hot mix asphalt production (million tons)                             3.1              2.3                9.9              7.7
     Aggregate production (million tons)                                   4.1              3.7                9.3              8.3
   Valvoline lubricant sales (thousand barrels per day)                   16.4             15.5               16.1             15.5
   Refining and Marketing (3)
     Refined products sold (thousand barrels per day)                    1,121            1,143              1,181
     Crude oil refined (thousand barrels per day)                          848              905                855
   Arch Coal (3)
     Tons sold (millions)                                                 27.7             11.9               54.3             24.6
     Tons produced (millions)                                             26.1             11.4               50.9             22.2
------------------------------------------------------------------------------------------------------------------------------------

(1) Effective January 1, 1998, includes Ashland's equity income from MAP, amortization of Ashland's excess investment in MAP, and certain retained refining and marketing activities.
(2) Represents Ashland's share of changes in MAP's inventory market valuation reserve. The reserve reflects the excess of the LIFO cost of MAP's crude oil and refined product inventories over their net realizable values.
(3) Amounts represent 100% of the volumes of MAP or Arch Coal. MAP commenced operations January 1, 1998.

------------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

         CURRENT QUARTER - Ashland recorded net income of $87 million for the quarter ended March 31, 1999, compared to $28 million for the quarter ended March 31, 1998. Excluding unusual items described in Note C to the Condensed Consolidated Financial Statements, net income amounted to $6 million in the 1999 period, compared to $26 million in the 1998 period. The decline was due to severely compressed refining margins in January and February of 1999. Operating income from Ashland's wholly owned businesses was up 18%, as Valvoline and APAC reported excellent quarters, while Ashland Distribution and Ashland Specialty Chemical provided solid earnings. However, these good performances were more than offset by lower profits from Refining and Marketing and Arch Coal.

         YEAR-TO-DATE - For the six months ended March 31, 1999, Ashland recorded net income of $76 million, compared to $81 million for the six months ended March 31, 1998. Excluding unusual items described in Note C to the Condensed Consolidated Financial Statements, net income amounted to $52 million in the 1999 period, compared to $72 million in the 1998 period. The decline was generally due to the same factors described in the current quarter comparison above.

         ASHLAND DISTRIBUTION

         CURRENT QUARTER - Ashland Distribution reported operating income of $13 million for the quarter ended March 31, 1999, compared to $14 million for the quarter ended March 31, 1998. The FRP Supply division reported record second quarter operating income on the strength of improved sales volumes, reflecting good conditions in segments of the marine, construction and auto industries. The Industrial Chemicals & Solvents division showed improvement, reflecting higher gross profit margins. Results declined for the remaining distribution divisions (General Polymers, Ashland Plastics Europe, and Fine Ingredients) despite increases in unit sales volumes, as they encountered some price deflation resulting from weakness in commodity chemical markets.

         YEAR-TO-DATE - For the six months ended March 31, 1999, Ashland Distribution reported operating income of $25 million, compared to $28 million for the same period of 1998. The decline was generally due to the same factors described in the current quarter comparison above.

         ASHLAND SPECIALTY CHEMICAL

         CURRENT QUARTER - For the quarter ended March 31, 1999, Ashland Specialty Chemical reported operating income of $21 million, compared to $23 million for the March 1998 quarter. Composite Polymers, Specialty Polymers & Adhesives, and Drew Industrial all set divisional second quarter profit records, primarily on the strength of increased sales volumes. The Petrochemicals division was up due to higher margins for maleic anhydride. These improvements partially offset declines in the Foundry Products, Drew Marine, and Electronic Chemicals divisions resulting primarily from reduced sales volumes.

         YEAR-TO-DATE - For the six months ended March 31, 1999, Ashland Specialty Chemical reported operating income of $49 million. Results for the first six months of 1998 amounted to $47 million, excluding a $14 million pretax gain on the sale of Ashland's 23% interest in Melamine Chemicals. Improvements in Composite Polymers, Specialty Polymers & Adhesives, Drew Industrial and Petrochemicals more than offset declines in Foundry Products, Drew Marine and Electronic Chemicals. The same factors discussed in the current quarter comparison above affected the year-to-date comparison.

-------------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------------------------------------------

         APAC

         CURRENT QUARTER - For the second quarter of fiscal 1999, APAC's construction operations reported operating income of $2 million, compared to breakeven results for the March 1998 quarter. Given the seasonality of highway construction, the March quarter is typically the slowest period in the construction season. The profit generated in the March 1999 quarter reflects improvements in cost control and better weather conditions than the March 1998 quarter.

         YEAR-TO-DATE - For the six months ended March 31, 1999, APAC reported operating income of $28 million, a 51% improvement over $19 million for the same period of 1998. Net revenue (total revenue less subcontract work) increased 30%, while production of hot mix asphalt was up 29% and crushed aggregate was up 12% from the 1998 period. The construction backlog at March 31, 1999, amounted to $872 million, the best March level in APAC history, representing a 6% improvement over the March 1998 level. In keeping with Ashland's strategy to grow higher return businesses, APAC completed six acquisitions during the first half of fiscal 1999, expanding its market position in North Carolina, Virginia and Missouri.

         VALVOLINE

         CURRENT QUARTER - For the quarter ended March 31, 1999, Valvoline reported operating income of $13 million, compared to $5 million for the March 1998 quarter. Earnings from the core lubricant business remained strong, reflecting increased lubricant sales volumes. In addition, automotive chemical sales continue to gain momentum as the new SynPower product line has received widespread customer acceptance following an aggressive marketing program launched in fiscal 1998. Revenues for Eagle One car care product lines are rapidly increasing with good market penetration among the major mass market and automotive retailers. Valvoline Instant Oil Change had a record March quarter achieving higher daily car counts. Partially offsetting these improvements were lower earnings from Valvoline International operations in Europe and Latin America. In addition, the used-oil collection business felt the adverse effects of soft used-oil fuel prices.

         YEAR-TO-DATE - For the six months ended March 31, 1999, Valvoline reported operating income of $24 million, compared to $16 million for the same period of 1998. The increase was generally due to the same factors described in the current quarter comparison above.

         REFINING AND MARKETING

         CURRENT QUARTER - Operating income from Refining and Marketing (excluding $132 million in favorable inventory market valuation adjustments) amounted to $6 million for the quarter ended March 31, 1999. This compares to $41 million for the quarter ended March 31, 1998 (excluding $3 million in favorable inventory market valuation adjustments). Results for both periods include Ashland's 38% share of MAP's earnings, amortization of Ashland's excess investment in MAP, and results of certain retained refining and marketing activities. The decline in operating income was primarily due to severely compressed refining margins in January and February. In addition to margin compression early in the quarter, results were adversely affected by an estimated loss on the pending sale of MAP's Scurlock Permian operations, of which Ashland's share was $6 million. Results from retail marketing operations increased primarily on the strength of higher merchandise sales volumes. Transportation operations declined as a result of increased operating expenses and decreased throughput volumes.

------------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------------------------------------------------

         REFINING AND MARKETING (CONTINUED)

         YEAR-TO-DATE - Operating income from Refining and Marketing (excluding $39 million in favorable inventory market valuation adjustments) amounted to $58 million for the six months ended March 31, 1999. This compares to $78 million for the six months ended March 31, 1998 (excluding $3 million in favorable inventory market valuation adjustments). Results for the prior year's period include the operating income of the former Ashland Petroleum and SuperAmerica divisions for the December 1997 quarter. MAP was formed January 1, 1998, when Ashland combined its refining and marketing operations with those of the USX-Marathon Group. The decrease in operating income reflects reduced refining margins and other factors described in the current quarter comparison above. The impact of decreased refining margins has been somewhat mitigated by substantial efficiency improvements resulting from the combined operations of MAP. In its first year of existence, MAP captured approximately $150 million in annual, repeatable, pretax savings and established itself as an industry leader in earnings per barrel of crude oil throughput. An additional $100 million in efficiencies are targeted for calendar 1999. Looking toward the remainder of fiscal 1999, refining margins typically improve entering the driving season, and MAP continues to achieve its savings targets. In addition, asphalt markets are expected to be tight, which should benefit MAP as the nation's largest asphalt producer.

         ARCH COAL

         CURRENT QUARTER - Ashland recorded breakeven results from its investment in Arch Coal for the quarter ended March 31, 1999, compared to operating income of $8 million for the quarter ended March 31, 1998. The decline was due to continuing challenges at certain mines and mild winter weather that contributed to a weak coal market. An operating loss from Arch's Dal-Tex operation in southern West Virginia was due to an extended delay in obtaining a surface mining permit for additional reserves at the site. As a result of this delay, Arch has announced plans to close the mine in July and recorded an after-tax charge of $4.0 million in the March 1999 quarter for severance and other labor, benefit and miscellaneous costs related to the impending closure. Largely offsetting this charge, Arch recorded an after-tax gain of $3.8 million in the March 1999 quarter for the cumulative effect of an accounting change in the method it uses for depreciating certain assets. Arch switched from the straight-line method to the units-of-production method for depreciating its preparation plants and rail-loading facilities, which will yield a more accurate matching of costs to actual production. Arch is continuing its efforts to improve performance at its Black Thunder mine in eastern Wyoming, but has yet to reach its targets for expanded production and reduced costs. Arch expects Black Thunder to be in a considerably stronger position by the end of calendar 1999.

         YEAR-TO-DATE - For the six months ended March 31, 1999, Ashland recorded an operating loss of $1 million from its investment in Arch, compared to operating income of $19 million for the same period of 1998. In addition to the factors described in the current quarter comparison above, results for the December 1998 quarter were impacted by inadequate rail service and higher-than-expected operating costs at Arch's West Elk mine in Colorado, as well as bitterly cold weather that hindered both equipment and rail performance of Western operations. As it previously announced, Arch expects continued earnings weakness during calendar 1999, primarily as a result of the Dal-Tex situation, lower-than-expected price escalations in sales contracts, and the re-opening and renegotiation of several large contracts.

-------------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------------------------------------------

         CORPORATE

         Corporate  expenses  amounted to $11 million in the quarter  ended
         March 31, 1999, compared to $14 million for the quarter ended March 31, 1998. The decline reflects reductions in incentive and deferred compensation costs. Corporate expenses on a year-to-date basis were relatively unchanged, amounting to $31 million for the 1999 period, compared to $30 million for the 1998 period.

         INTEREST EXPENSE (NET OF INTEREST INCOME)

         For the three months ended March 31, 1999, interest expense (net of interest income) totaled $34 million, compared to $36 million for the March 1998 quarter. The decline reflects higher miscellaneous interest charges in the March 1998 quarter. For the year-to-date, interest expense (net of interest income) amounted to $67 million in the 1999 period, compared to $62 million in the 1998 period. The increase reflects increased debt levels resulting primarily from $254 million in purchases of leased assets in December 1997 and January 1998 associated with the formation of MAP, from common stock repurchases and from acquisitions.

FINANCIAL POSITION

         LIQUIDITY

         Ashland's financial position has enabled it to obtain capital for its financing needs and to maintain investment grade ratings on its senior debt of Baa2 from Moody's and BBB from Standard & Poor's. Ashland has a revolving credit agreement which expires on February 9, 2000, providing for up to $320 million in borrowings, none of which was in use at March 31, 1999. At that date, under a shelf registration, Ashland could also issue an additional $600 million in debt, equity or convertible securities should future opportunities or needs arise. On May 7, 1999, Ashland issued $150 million in medium-term notes under the registration and used the proceeds to reduce short-term debt. Furthermore, Ashland has access to various uncommitted lines of credit and commercial paper markets, under which $383 million of short-term borrowings were outstanding at March 31, 1999.

         Cash flows from continuing operations, a major source of Ashland's liquidity, amounted to $51 million for the six months ended March 31, 1999, compared to a deficit of $66 million for the six months ended March 31, 1998. The increase reflects a higher level of cash distributions from MAP in the December 1998 quarter, compared to cash generated from Ashland's former Refining and Marketing operations in the December 1997 quarter. Ashland's capital requirements for net property additions and dividends exceeded cash flows from continuing operations by $87 million for the six months ended March 31, 1999.

         Operating working capital (accounts receivable and inventories, less trade and other payables) at March 31, 1999, was $415 million, compared to $351 million at September 30, 1998, and $478 million at March 31, 1998. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 72% of current liabilities at March 31, 1999, compared to 84% at September 30, 1998, and 78% at March 31, 1998. Ashland's working capital is affected by its use of the LIFO method of inventory valuation, which valued inventories $53 million below their replacement costs at March 31, 1999.

------------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------------------------------------------------

         CAPITAL RESOURCES

         For the six months ended March 31, 1999, property additions amounted to $102 million, compared to $109 million for the same period last year. Property additions and cash dividends for the remainder of fiscal 1999 are estimated at $100 million and $40 million. Under Ashland's share repurchase program initiated in August 1998, Ashland had repurchased 3.7 million shares through March 31, 1999, with remaining authority to repurchase an additional 2.7 million shares. The timing and exact number of shares to be repurchased will be dependent on market conditions. Ashland anticipates meeting its remaining 1999 capital requirements for property additions, debt repayments and dividends from internally generated funds. However, external financing may be necessary to fund common stock repurchases and acquisitions.

         At March 31, 1999, Ashland's debt level amounted to $1.9 billion, compared to $1.6 billion at September 30, 1998. Debt as a percent of capital employed amounted to 48% at March 31, 1999, compared to 43% at September 30, 1998. During the quarter ended December 31, 1998, Ashland liquidated $200 million of its interest rate swap agreements, which had converted fixed-rate debt to floating rates at September 30, 1998. As a result, Ashland's exposure to short-term interest rate fluctuations for the remainder of 1999 will be limited to $38 million in floating-rate debt outstanding at March 31, 1999, the remaining $25 million floating-rate swap agreement, and any short-term notes and commercial paper outstanding.

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

         Ashland does not believe that any liability resulting from environmental matters, after taking into consideration its insurance coverage and amounts already provided for, will have a material adverse effect on its consolidated financial position, cash flows or liquidity. However, such matters could have a material effect on Ashland's results of operations in a particular quarter or fiscal year as they develop or as new issues are identified.

------------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------------------------------------------------

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

         Ashland has completed the assessment phase related to its internal information systems, and is resolving identified issues through system modifications or replacement. Although testing will continue, Ashland believes that about 93% of its significant systems are currently Year 2000 compliant, and that the remaining systems will be compliant by early summer.

         Ashland has substantially completed the assessment of its embedded systems that operate such items as its manufacturing systems, laboratory processes and security systems. Embedded systems will be remediated or replaced as necessary by early summer or plans will be made to perform such remediation or replacement activities as part of scheduled shutdowns that will occur later in 1999. The quality of the responses received from the manufacturers of such equipment, the estimated effect of the individual system on Ashland, and the ability of Ashland to perform meaningful tests will determine whether independent testing of remediated embedded systems will be conducted.

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

------------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------------------------------------------------

YEAR 2000 READINESS (continued)

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

         MAP and Arch Coal also have prepared their own programs to deal with Year 2000 issues. Arch Coal's program is outlined in the Management's Discussion and Analysis section of its Annual Report on Form 10-K for the year ended December 31, 1998. MAP's program is covered in the Management's Discussion and Analysis section for the Marathon Group in USX Corporation's Annual Report on Form 10-K for the year ended December 31, 1998. Both of these documents are on file with the Securities and Exchange Commission.

FORWARD LOOKING STATEMENTS

         This Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, with respect to Ashland's operating performance. Estimates as to operating performance are based upon a number of assumptions, including (among others) prices, supply and demand, market conditions and operating efficiencies. Although Ashland believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations reflected herein will be achieved. This forward-looking information may prove to be inaccurate, and actual results may differ significantly from those anticipated. Other factors and risks affecting Ashland are contained in Ashland's Form 10-K for the fiscal year ended September 30, 1998.

                        PART II - OTHER INFORMATION
------------------------------------------------------------------------------

ITEM 1.           LEGAL PROCEEDINGS

ENVIRONMENTAL PROCEEDINGS - As of March 31, 1999, Ashland had been identified as a "potentially responsible party" ("PRP") under Superfund or similar state laws for potential joint and several liability for clean-up costs in connection with alleged releases of hazardous substances in connection with 92 waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency ("EPA") or a state agency, in which Ashland is typically participating as a member of a PRP group. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight, and/or long-term monitoring of environmental conditions at the sites. Ashland carefully monitors the investigatory and remedial activity at many of these sites. Based on its experience with site remediation, its familiarity with current environmental laws and regulations, its analysis of the specific hazardous substances at issue, the existence of other financially viable PRPs and its current estimates of investigatory, clean-up and monitoring costs at each site, Ashland believes that its liability at these sites, either individually or in the aggregate, after taking into account its insurance coverage and established reserves, will not have a material adverse effect on Ashland's consolidated financial position, cash flow or liquidity. However, such matters could have a material effect on Ashland's results of operations in a particular quarter or fiscal year as they develop or as new issues are identified. Estimated costs for these matters are recognized in accordance with generally accepted accounting principles governing the likelihood that costs will be incurred and Ashland's ability to reasonably estimate future costs.

LOCKHEED LITIGATION - Ashland is a defendant in a series of cases involving more than 600 former workers at the Lockheed aircraft manufacturing facility in Burbank, California. The plaintiffs allege personal injuries resulting from exposure to chemicals sold to Lockheed by Ashland, and inadequate labeling of such chemicals. The cases are being tried in the Superior Court of the State of California for the County of Los Angeles. To date, five trials involving approximately 130 plaintiffs have resulted in total verdicts adverse to Ashland of approximately $80 million (approximately $75 million of which is punitive damages). The damage awards have been appealed. Ashland believes that there is a substantial probability that the damage awards will be reversed or substantially further reduced, and that, after taking into account probable recoveries under insurance policies, these cases will not have a material adverse effect on Ashland's consolidated financial position, cash flow or liquidity.

In addition, Ashland filed an action in Kentucky against approximately 44 insurance carriers to confirm coverage for liabilities under the Lockheed cases. One of the insurance carriers in turn filed an action in California seeking to deny insurance coverage for liabilities in these cases.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 1999, Ashland issued an aggregate of 801,473 shares of its Common Stock, par value $1.00 per share, in connection with the acquisitions of three companies. All such shares were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the regulations thereunder. Such acquisitions were: McDonald Grading Co., Inc. which closed on February 12, 1999, Crowell Constructors, Inc. which closed on February 12, 1999, and Highway Constructors, Inc. which closed on March 25, 1999.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

27     Financial Data Schedule

(b)    Reports on Form 8-K

       None

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Ashland Inc.
                                      (Registrant)




Date:  May 13, 1999                     /s/ Kenneth L. Aulen
                                   --------------------------------------
                                   Kenneth L. Aulen
                                   Administrative Vice President and Controller
                                   (Chief Accounting Officer)


Date:   May  13, 1999                   /s/ David L. Hausrath
                                   ---------------------------------------
                                   David L. Hausrath
                                   Vice President and General Counsel

                               EXHIBIT INDEX



Exhibit No.         Description
-----------         ---------------------------------------------------

   27               Financial Data Schedule