Form 10-Q
period 1999-06-30
ASHLAND INC
filed 1999-08-09
CIK 7694

============================================================================

============================================================================



                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                 FORM 10-Q



          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934




                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999



                       Commission file number 1-2918



                                ASHLAND INC.
                          (a Kentucky corporation)



                           I.R.S. No. 61-0122250
                        50 E. RiverCenter Boulevard
                               P. O. Box 391
                       Covington, Kentucky 41012-0391



                      Telephone Number: (606) 815-3333



                  Indicate  by check mark  whether the  Registrant  (1) has
              filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                  At  July  31,  1999,  there   were  72,176,670  shares of
              Registrant's Common Stock outstanding. One Right to purchase one-thousandth of a share of Series A Participating Cumulative Preferred Stock accompanies each outstanding share of Registrant's Common Stock.


============================================================================

                                                           PART I - FINANCIAL INFORMATION


----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

----------------------------------------------------------------------------------------------------------------------------------
                                                                               Three months ended              Nine months ended
                                                                                    June 30                         June 30
                                                                            --------------------------      ----------------------
(In millions except per share data)                                            1999           1998             1999          1998
----------------------------------------------------------------------------------------------------------------------------------
REVENUES
    Sales and operating revenues                                          $   1,796      $   1,705       $    4,945     $    4,777
    Equity income                                                               108            159              208            265
    Other income                                                                 15             13               54             58
                                                                          ------------   ----------      -----------    -----------
                                                                              1,919          1,877            5,207          5,100
COSTS AND EXPENSES
    Cost of sales and operating expenses                                      1,408          1,368            3,884          3,877
    Selling, general and administrative expenses                                264            238              782            673
    Depreciation, depletion and amortization                                     50             45              153            129
                                                                          ------------   ----------      -----------    -----------
                                                                              1,722          1,651            4,819          4,679
                                                                          ------------   ----------      -----------    -----------

OPERATING INCOME                                                                197            226              388            421

    Interest expense (net of interest income)                                   (36)           (33)            (102)           (96)
                                                                          ------------   ----------      -----------    -----------

INCOME BEFORE INCOME TAXES                                                      161            193              286            325

    Income taxes                                                                (61)           (70)            (110)          (122)
                                                                          ------------   ----------      -----------    -----------

NET INCOME                                                                $     100      $     123       $      176     $      203
                                                                          ===========    ===========     ============   ===========

EARNINGS PER SHARE - Note A
    Basic                                                                 $     1.36     $     1.61      $     2.37     $     2.69
    Diluted                                                               $     1.35     $     1.59      $     2.35     $     2.64

DIVIDENDS PAID PER COMMON SHARE                                           $     .275     $     .275      $     .825     $     .825




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                     2

-----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                June 30         September 30             June 30
(In millions)                                                                      1999                 1998                1998
-----------------------------------------------------------------------------------------------------------------------------------

                               ASSETS
                               ------

CURRENT ASSETS
    Cash and cash equivalents                                                 $      81            $      34            $     44
    Accounts receivable                                                           1,152                1,129               1,050
    Allowance for doubtful accounts                                                 (23)                 (19)                (20)
    Inventories - Note A                                                            491                  440                 486
    Deferred income taxes                                                           118                  104                  90
    Other current assets                                                            209                  140                 145
                                                                              ----------           ----------           ---------
                                                                                  2,028                1,828               1,795
INVESTMENTS AND OTHER ASSETS
    Investment in Marathon Ashland Petroleum LLC (MAP)                            2,098                2,102               2,119
    Investment in Arch Coal                                                         422                  422                 426
    Cost in excess of net assets of companies acquired                              216                  207                 179
    Other noncurrent assets                                                         335                  362                 369
                                                                              ----------           ----------           ---------
                                                                                  3,071                3,093               3,093
PROPERTY, PLANT AND EQUIPMENT
    Cost                                                                          2,594                2,413               2,315
    Accumulated depreciation, depletion and amortization                         (1,340)              (1,252)             (1,225)
                                                                              ----------           ----------           ---------
                                                                                  1,254                1,161               1,090
                                                                              ----------           ----------           ---------

                                                                              $   6,353            $   6,082            $  5,978
                                                                              ==========           ==========           =========
                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Debt due within one year                                                  $     357            $     125            $    230
    Trade and other payables                                                      1,108                1,199               1,032
    Income taxes                                                                     30                   37                  63
                                                                              ----------           ----------           ---------
                                                                                  1,495                1,361               1,325
NONCURRENT LIABILITIES
    Long-term debt (less current portion)                                         1,627                1,507               1,509
    Employee benefit obligations                                                    416                  458                 436
    Reserves of captive insurance companies                                         183                  165                 178
    Other long-term liabilities and deferred credits                                527                  454                 356
    Commitments and contingencies - Note E
                                                                              ----------           ----------           ---------
                                                                                  2,753                2,584               2,479

COMMON STOCKHOLDERS' EQUITY                                                       2,105                2,137               2,174
                                                                              ----------           ----------           ---------

                                                                              $   6,353            $   6,082            $  5,978
                                                                              ==========           ==========           =========






SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

 -----------------------------------------------------------------------------------------------------------------------------------

  ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
  STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS' EQUITY

  ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Accumulated
                                                                                                                other
                                                          Common        Paid-in       Retained          comprehensive
  (In millions)                                            stock        capital       earnings                 income         Total
  ----------------------------------------------------------------------------------------------------------------------------------

  BALANCE AT OCTOBER 1, 1997                            $     75       $    605      $   1,379       $           (35)       $ 2,024
     Total comprehensive income (1)                                                        203                   (10)           193
     Dividends                                                                             (62)                                 (62)
     Issued common stock under
       Stock incentive plans                                                 13                                                  13
       Acquisitions of other companies                         1              1              7                                    9
     Other changes                                                           (3)                                                 (3)
                                                        ---------      ---------     ----------      ----------------       --------
  BALANCE AT JUNE 30, 1998                              $     76       $    616      $   1,527       $           (45)       $ 2,174
                                                        =========      =========     ==========      ================       ========

  BALANCE AT OCTOBER 1, 1998                            $     76       $    602      $   1,501       $           (42)       $ 2,137
     Total comprehensive income (1)                                                        176                   (16)           160
     Dividends                                                                             (61)                                 (61)
     Issued common stock under
       Stock incentive plans                                                  6                                                   6
       Acquisitions of other companies                         1             47                                                  48
     Repurchase of common stock                               (4)          (181)                                               (185)
                                                        ---------      ---------     ----------      ----------------       --------
  BALANCE AT JUNE 30, 1999                              $     73       $    474      $   1,616       $           (58)       $ 2,105
                                                        =========      =========     ==========      ================       ========


  ----------------------------------------------------------------------------------------------------------------------------------
   (1) Reconciliations of net income to total comprehensive income follow.

                                                                          Three months ended              Nine months ended
                                                                                June 30                        June 30
                                                                       ---------------------------    ---------------------------
          (In millions)                                                      1999           1998            1999           1998
          -----------------------------------------------------------------------------------------------------------------------

          Net income                                                   $      100      $     123      $      176      $     203
          Unrealized translation adjustments                                   (3)            (2)            (14)           (10)
             Related tax benefit                                                1              -               3              -
          Unrealized gains (losses) on securities                              (3)             1              (6)             4
            Related tax benefit (expense)                                       1              -               2             (2)
          Gains on securities included in net income                            -              -              (2)            (3)
            Related tax expense                                                 -              -               1              1
                                                                       -----------     ----------     -----------     ----------
          Total comprehensive income                                   $       96      $     122      $      160      $     193
                                                                       ===========     ===========    ===========     ==========

          ----------------------------------------------------------------------------------------------------------------------

          At June 30, 1999, accumulated other comprehensive income was a loss of $58 million comprised of net unrealized translation losses of $39 million, a minimum pension liability of $18 million and unrealized losses on securities of $1 million.




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

-----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Nine months ended
                                                                                                               June 30
                                                                                                    --------------------------------
(In millions)                                                                                           1999                 1998
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM CONTINUING OPERATIONS
    Net income                                                                                      $    176             $    203
    Expense (income) not affecting cash
      Depreciation, depletion and amortization                                                           153                  129
      Deferred income taxes                                                                               92                   27
      Equity income from affiliates                                                                     (208)                (265)
      Distributions from equity affiliates                                                               218                  155
      Other items                                                                                         (1)                  (6)
    Change in operating assets and liabilities (1)                                                      (294)                (175)
                                                                                                    -----------          -----------
                                                                                                         136                   68

CASH FLOWS FROM FINANCING
    Proceeds from issuance of long-term debt                                                             150                  150
    Proceeds from issuance of capital stock                                                                4                    8
    Repayment of long-term debt                                                                          (50)                 (47)
    Repurchase of capital stock                                                                         (185)                   -
    Increase in short-term debt                                                                          236                  171
    Dividends paid                                                                                       (61)                 (62)
                                                                                                    -----------          -----------
                                                                                                          94                  220

CASH FLOWS FROM INVESTMENT
    Additions to property, plant and equipment                                                          (158)                (177)
    Purchase of leased assets associated with the formation of MAP                                         -                 (254)
    Purchase of operations - net of cash acquired (2)                                                    (45)                (147)
    Investment purchases (3)                                                                             (82)                (174)
    Investment sales and maturities (3)                                                                   99                  272
    Other - net                                                                                            3                   45
                                                                                                    -----------          -----------
                                                                                                        (183)                (435)
                                                                                                    -----------          -----------

CASH PROVIDED (USED) BY CONTINUING OPERATIONS                                                             47                 (147)
    Cash used by discontinued operations                                                                   -                  (59)
                                                                                                    -----------          -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                          47                 (206)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                           34                  250
                                                                                                    -----------          -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                           $     81             $     44
                                                                                                    ===========          ===========

------------------------------------------------------------------------------------------------------------------------------------

(1) Excludes changes resulting from operations acquired or sold.
(2) Amounts exclude acquisitions through the issuance of common stock, which amounted to $48 million in 1999 and $41 million in 1998.
(3) Represents primarily investment transactions of captive insurance companies.


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

-----------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

-----------------------------------------------------------------------------

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

         INTERIM FINANCIAL REPORTING

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Although such statements are subject to any year-end audit adjustments which may be necessary, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. Results of operations for the periods ended June 30, 1999, are not necessarily indicative of results to be expected for the year ending September 30, 1999.

         INVENTORIES

           --------------------------------------------------------------------------------------------------------------------
                                                                              June 30        September 30             June 30
           (In millions)                                                         1999                1998                1998
           --------------------------------------------------------------------------------------------------------------------
           Chemicals and plastics                                             $   376              $  352              $  388
           Petroleum products                                                      53                  48                  50
           Construction materials                                                  55                  39                  41
           Other products                                                          51                  49                  55
           Supplies                                                                 8                   9                  10
           Excess of replacement costs over LIFO carrying values                  (52)                (57)                (58)
                                                                              --------             -------             -------
                                                                              $   491              $  440              $  486
                                                                              ========             =======             =======
         EARNINGS PER SHARE

         The  following  table  sets  forth  the  computation  of basic and diluted earnings per share (EPS).

           -------------------------------------------------------------------------------------------------------------------
                                                                          Three months ended             Nine months ended
                                                                                June 30                       June 30
                                                                         -----------------------       -----------------------
           (In millions except per share data)                               1999         1998             1999          1998
           --------------------------------------------------------------------------------------------------------------------
           NUMERATOR
           Numerator for basic and diluted EPS - Net income              $    100     $    123         $    176     $     203
                                                                         ==========   ==========       =========    ==========
           DENOMINATOR
           Denominator for basic EPS - Weighted average
              common shares outstanding                                        73           76               74            76
           Common shares issuable upon exercise of stock options                1            1                1             1
                                                                         ----------   ----------       ----------   ----------
           Denominator for diluted EPS - Adjusted weighted
              average shares and assumed conversions                           74           77               75            77
                                                                         ==========   ==========       ==========   ==========

           BASIC EARNINGS PER SHARE                                      $   1.36     $   1.61         $   2.37     $    2.69
           DILUTED EARNINGS PER SHARE                                    $   1.35     $   1.59         $   2.35     $    2.64





------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE B - INFORMATION BY INDUSTRY SEGMENT

         During the quarter ended March 31, 1999, Ashland took steps to provide greater market focus and definition for its former Ashland Chemical operations with the creation of two new divisions - Ashland Distribution Company and Ashland Specialty Chemical Company. These divisions replace Ashland Chemical Company. The Information By Industry Segment on Page 10 has been presented showing these two new segments, with prior periods restated for comparison purposes. In addition, the following table shows total assets and capital employed for each of the new segments at June 30, 1999, and restated as of September 30, 1998.

           -------------------------------------------------------------------------------------------------------------------
                                                                 Total assets                         Capital employed
                                                        --------------------------------       --------------------------------
                                                          June 30       September 30            June 30        September 30
            (In millions)                                    1999               1998               1999                1998
           --------------------------------------------------------------------------------------------------------------------
            Ashland Distribution                          $   935        $        915           $    575       $        477
            Ashland Specialty Chemical                        872                 861                585                557

NOTE C - UNUSUAL ITEMS

         Marathon Ashland Petroleum LLC (MAP) maintains an inventory valuation reserve to reduce the LIFO cost of its inventories to their net realizable values. Adjustments in that reserve are recognized quarterly based on changes in petroleum product prices, creating non-cash charges or credits to Ashland's earnings. In addition, during the nine months ended June 30, 1998, Ashland recorded a gain on the sale of its 23% interest in Melamine Chemicals. The following tables show the effects of these unusual items on Ashland's operating income, net income and diluted earnings per share for the periods ended June 30, 1999, and 1998.

          -----------------------------------------------------------------------------------------------------------------------
                                                                          Three months ended              Nine months ended
                                                                               June 30                         June 30
                                                                       --------------------------     ---------------------------
           (In millions except per share data)                              1999            1998           1999            1998
          ------------------------------------------------------------------------------------------------------------------------
           Operating income before unusual items                         $   173       $     225       $    325        $    402
             MAP inventory valuation adjustments                              24               1             63               5
             Ashland Specialty Chemical gain on sale
              of Melamine Chemicals                                            -               -              -              14
                                                                       -----------    -----------     ------------    ------------
           Operating income as reported                                  $   197       $     226       $    388        $    421
                                                                       ===========    ===========     ============    ============

           Net income before unusual items                               $    85       $     122       $    137        $    194
             MAP inventory valuation adjustments                              15               1             39               3
             Ashland Specialty Chemical gain on sale
              of Melamine Chemicals                                            -               -              -               6
                                                                       -----------    -----------     ------------    ------------
           Net income as reported                                        $   100       $     123       $    176        $    203
                                                                       ===========    ===========     ============    ============

           Diluted earnings per share before unusual items              $   1.15       $    1.58       $   1.83        $   2.52
             Impact of unusual items                                         .20             .01            .52             .12
                                                                       -----------    -----------     ------------    ------------
           Diluted earnings per share as reported                       $   1.35       $    1.59       $   2.35        $   2.64
                                                                       ===========    ===========     ============    ============



--------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------

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

         Since MAP commenced operations on January 1, 1998, its year-to-date information for last year represents its results for the six months ended June 30, 1998. MAP is organized as a limited liability company (LLC) that has elected to be taxed as a partnership. Therefore, the parents are responsible for income taxes applicable to their share of MAP's taxable income. The net income reflected below for MAP does not include any provision for income taxes which will be incurred by its parents.

           --------------------------------------------------------------------------------------------------------------------
                                                                     Three months ended                Nine months ended
                                                                          June 30                           June 30
                                                               -------------------------------   ------------------------------
           (In millions)                                               1999             1998             1999            1998
           --------------------------------------------------------------------------------------------------------------------
           MAP
              Sales and operating revenues                         $  4,639         $  4,920         $ 13,521        $  9,522
              Income from operations                                    299              409              591             547
              Net income
                Including inventory valuation adjustments               296              417              589             558
                Excluding inventory valuation adjustments               233              414              422             546
              Ashland's equity income
                Including inventory valuation adjustments               106              151              203             198
                Excluding inventory valuation adjustments                82              150              140             193
           Arch Coal
              Sales and operating revenues                         $    380         $    342         $  1,179        $    970
              Income from operations                                     21               27               49              80
              Net income                                                  2               14                4              50
              Ashland's equity income                                     1                7                -              25

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

--------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE F - ACQUISITIONS

         During the nine months ended June 30, 1999, APAC acquired ten construction businesses, five of which included the issuance of
         $48 million in Ashland common stock. In addition, Ashland Specialty Chemical made an acquisition in its Composite Polymers division. These acquisitions were accounted for as purchases and did not have a significant effect on Ashland's consolidated financial statements.

         On August 9, 1999, Ashland Inc. announced that it has commenced an unsolicited tender offer to purchase all outstanding shares of Superfos a/s at a price of $21 per share. A total of 30,890,220 shares of Superfos are listed on the Copenhagen Stock Exchange, which Superfos has publicly reported includes approximately 1.6 million shares held directly or indirectly by it.

         The tender offer is conditioned upon acceptance by shareholders representing more than 90% of the total share capital of Superfos, receipt of regulatory approvals in the United States and Europe and certain other conditions. The tender offer is scheduled to expire on September 20, 1999. The transaction will be financed entirely with debt using new credit facilities.

         Superfos is active in four business areas: (1) asphalt production and road construction in five states in the southern part of the United States, (2) production and distribution of plastics packaging in Europe, (3) contract filling and distribution of aerosols in Europe, and (4) distribution of chemical products in the Nordic region.

         See Exhibit 99.1 for the complete text of the press release announcing the tender offer.

------------------------------------------------------------------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

------------------------------------------------------------------------------------------------------------------------------------
                                                                        Three months ended                   Nine months ended
                                                                              June 30                             June 30
                                                                    -----------------------------       ----------------------------
  (In millions except as noted)                                           1999             1998               1999             1998
  ----------------------------------------------------------------------------------------------------------------------------------
  REVENUES
     Sales and operating revenues
       Ashland Distribution                                         $      754       $      752         $    2,175       $    2,218
       Ashland Specialty Chemical                                          322              292                935              938
       APAC                                                                458              428              1,149              963
       Valvoline                                                           289              260                773              749
       Intersegment sales
         Ashland Distribution                                               (8)              (6)               (25)             (20)
         Ashland Specialty Chemical                                        (18)             (18)               (58)             (62)
         Valvoline                                                          (1)              (3)                (4)              (9)
                                                                    ------------     ------------       -------------    -----------
                                                                         1,796            1,705              4,945            4,777
     Equity income
       Ashland Specialty Chemical                                            1                1                  4                5
       Valvoline                                                             -                -                  1                -
       Refining and Marketing                                              106              151                203              235
       Arch Coal                                                             1                7                  -               25
                                                                    ------------     ------------        ----------      -----------
                                                                           108              159                208              265
     Other income
       Ashland Distribution                                                  2                2                  5                5
       Ashland Specialty Chemical                                            4                6                 13               31
       APAC                                                                  2                2                  7                6
       Valvoline                                                             2                2                  5                6
       Refining and Marketing                                                3                2                 15                3
       Corporate                                                             2               (1)                 9                7
                                                                    ------------     ------------       -------------    -----------
                                                                            15               13                 54               58
                                                                    ------------     ------------       -------------    -----------
                                                                    $    1,919       $    1,877         $    5,207       $    5,100
                                                                    ============     ============       =============    ===========
  OPERATING INCOME
     Ashland Distribution                                           $       17       $       17         $       42       $       45
     Ashland Specialty Chemical                                             33               25                 82               87
     APAC                                                                   35               31                 63               50
     Valvoline                                                              24               17                 48               34
     Refining and Marketing (1)                                             78              147                136              224
       Inventory valuation adjustments  (2)                                 24                1                 63                5
     Arch Coal                                                               -                7                 (1)              25
     Corporate                                                             (14)             (19)               (45)             (49)
                                                                    ------------     ------------       -------------    -----------
                                                                    $      197       $      226         $      388       $      421
                                                                    ============     ============       =============    ===========
  OPERATING INFORMATION
     APAC
       Construction backlog at June 30 (millions)                                                       $      912       $      875
       Hot mix asphalt production (million tons)                           7.2              7.2               17.1             14.8
       Aggregate production (million tons)                                 5.3              5.9               14.6             14.2
     Valvoline lubricant sales (thousand barrels per day)                 17.7             17.6               16.6             16.2
     Refining and Marketing (3)
       Refined products sold (thousand barrels per day)                  1,259            1,179              1,207            1,161
       Crude oil refined (thousand barrels per day)                        939              923                883              914
     Arch Coal (3)
       Tons sold (millions)                                               27.0             16.8               81.2             41.4
       Tons produced (millions)                                           27.4             15.8               78.4             38.0
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

------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------------------------------------------------

RESULTS OF OPERATIONS

         CURRENT  QUARTER - Ashland's  net income was $100  million for the quarter ended June 30, 1999, compared to $123 million for the quarter ended June 30, 1998. Excluding unusual items described in Note C to the Condensed Consolidated Financial Statements, net income amounted to $85 million in the 1999 period, compared to $122 million in the 1998 period. The decline was due to weakness in refining margins and coal prices, which affected Ashland's equity investments. However, combined operating income from Ashland's wholly owned businesses was up 20%, as APAC, Ashland Specialty Chemical, and Valvoline reported excellent quarters, while Ashland Distribution matched prior year earnings.

         YEAR-TO-DATE - For the nine months ended June 30, 1999, Ashland recorded net income of $176 million, compared to $203 million for the nine months ended June 30, 1998. Excluding unusual items, net income amounted to $137 million in the 1999 period, compared to $194 million in the 1998 period. The decline was generally due to the same factors described in the current quarter comparison above. The wholly owned businesses reported a 17% increase, but these results were more than offset by the effects of weak refining margins and coal prices. On June 22, Ashland announced that it had retained the investment banking firm of Goldman Sachs to help Ashland explore strategic alternatives for its investment in Arch Coal.

         ASHLAND DISTRIBUTION

         CURRENT QUARTER - Ashland Distribution reported operating income of $17 million for the quarter ended June 30, 1999, even with results for last year's June quarter. General Polymers and FRP Supply reported record quarterly operating income on the strength of improved sales volumes and margins. Industrial Chemicals & Solvents showed strong improvement, reflecting higher gross profit margins. These improvements, however, were offset by declines in Fine Ingredients and Ashland Plastics Europe. The Fine Ingredients business has endured significant margin erosion due in part to increased imports. In Europe, weakness in commodity chemical markets has resulted in declining prices for key thermoplastic product lines. However, prices are beginning to stabilize in both areas.

         YEAR-TO-DATE - For the nine months ended June 30, 1999, Ashland Distribution reported operating income of $42 million, compared to $45 million for the same period of 1998. Solid improvements in Industrial Chemicals & Solvents and FRP Supply were offset by declines in the other divisions. All divisions within Ashland Distribution have experienced price deflation, which has adversely affected gross profit. FRP Supply has benefited from acquisitions made during the latter part of fiscal 1998.

         ASHLAND SPECIALTY CHEMICAL

         CURRENT QUARTER - For the quarter ended June 30, 1999, Ashland Specialty Chemical reported operating income of $33 million, a 32% improvement compared to $25 million reported for the June 1998 quarter. Composite Polymers and Specialty Polymers & Adhesives set all time quarterly profit records on the strength of record sales volumes, and Drew Industrial reported record third quarter profits. Results for Petrochemicals increased due to higher margins for maleic anhydride. These improvements were partially offset by a decline in Drew Marine where sales were down due to reduced marine traffic worldwide.

------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------------------------------------------------

         ASHLAND SPECIALTY CHEMICAL (continued)

         YEAR-TO-DATE - For the nine months ended June 30, 1999, Ashland Specialty Chemical reported operating income of $82 million. Results for the first nine months of 1998 amounted to $73 million, excluding a $14 million pretax gain on the sale of Ashland's 23% interest in Melamine Chemicals. Improvements in Composite Polymers, Specialty Polymers & Adhesives, Petrochemicals and Drew Industrial more than offset declines in Electronic Chemicals and Drew Marine. The same factors discussed in the current quarter comparison above affected the year-to-date comparison. Electronic Chemicals, while down considerably from a year ago, continues to show signs of recovery in sales volumes and margins.

         APAC

         CURRENT QUARTER - For the third quarter of fiscal 1999, APAC's construction operations reported record June quarter operating income of $35 million, compared to $31 million for the June 1998 quarter. Conditions in APAC's southeastern and midwestern markets are quite positive due to a strong construction economy. Net revenue (total revenue less subcontract work) increased 6%; however, production of hot mix asphalt was essentially even and crushed aggregate production declined 11%, reflecting extremely wet weather in Oklahoma and Arkansas.

         YEAR-TO-DATE  - For the nine  months  ended  June 30,  1999,  APAC reported operating income of $63 million, a 26% improvement compared to $50 million for the same period of 1998. Net revenue increased 19%, while production of hot mix asphalt was up 15% and crushed aggregate was up 2% from the 1998 period. The construction backlog at June 30, 1999, amounted to $912 million, an all-time record, representing a 4% improvement over the June 1998 level. Industry consolidation continues to create opportunities for APAC. In keeping with Ashland's strategy to grow higher return businesses, four transactions, which expand APAC's market position in North Carolina, Texas and Arkansas, were closed during the June quarter. Ten acquisitions have been completed since the beginning of the fiscal year for a total cost of $83 million.

         Valvoline

         CURRENT QUARTER - For the quarter ended June 30, 1999, Valvoline reported operating income of $24 million, a 38% increase compared to $17 million for the June 1998 quarter. The increase was primarily the result of higher R-12 refrigerant sales volumes, improvements in automotive chemicals, including antifreeze, and record June quarter earnings from Valvoline Instant Oil Change, reflecting higher car counts. Earnings from the core lubricant business remained strong. Revenues from Valvoline's newest product lines - Synpower automotive chemicals and Eagle One car care products - continue to rapidly grow on the strength of broad market penetration and customer acceptance. Partially offsetting these improvements were lower earnings from Valvoline International operations in Europe.

         YEAR-TO-DATE - For the nine months ended June 30, 1999, Valvoline reported operating income of $48 million, compared to $34 million for the same period of 1998, a 40% improvement. The increase was generally due to the same factors described in the current quarter comparison above.

------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------------------------------------------------

         REFINING AND MARKETING

         CURRENT QUARTER - Operating income from Refining and Marketing (excluding $24 million in favorable inventory market valuation adjustments) amounted to $78 million for the quarter ended June 30, 1999. This compares to $147 million for the quarter ended June 30, 1998 (excluding $1 million in favorable inventory market valuation adjustments). Results for both periods include Ashland's 38% share of MAP's earnings, amortization of Ashland's excess investment in MAP, and results of certain retained refining and
         marketing   activities.   The  decline  in  operating  income  was
         primarily due to weak refining margins, as prices of refined products did not keep pace with increases in crude oil prices. Results from retail marketing operations increased on the strength of improved merchandise sales volumes and higher retail gasoline margins.

         YEAR-TO-DATE - Operating income from Refining and Marketing (excluding $63 million in favorable inventory market valuation adjustments) amounted to $136 million for the nine months ended June 30, 1999. This compares to $224 million for the nine months ended June 30, 1998 (excluding $5 million in favorable inventory market valuation adjustments). Results for the prior year's period include the operating income of the former Ashland Petroleum and SuperAmerica divisions for the December 1997 quarter. MAP was formed January 1, 1998, when Ashland combined its refining and marketing operations with those of the USX-Marathon Group. The decrease in operating income generally reflects reduced refining margins, partially offset by increased merchandise sales volumes and higher retail gasoline margins. The impact of decreased refining margins has been partially mitigated by substantial efficiency improvements resulting from the combined operations of MAP. In its first year of existence, MAP captured approximately $150 million in annual, repeatable, pretax savings and established itself as an industry leader in earnings per barrel of crude oil throughput. An additional $100 million in efficiencies are targeted for calendar 1999.

         During the June 1999 quarter, MAP announced plans to build a coker at its Garyville, La., refinery supported by a crude oil supply agreement with Pemex. In addition, MAP signed an agreement with Ultramar Diamond Shamrock to purchase marketing and distribution assets located in Michigan.

         ARCH COAL

         CURRENT QUARTER - Ashland recorded breakeven results from its investment in Arch Coal for the quarter ended June 30, 1999, compared to operating income of $7 million for the quarter ended June 30, 1998. The decline was due to ongoing challenges at several mining operations and weakness in the eastern coal market. At the Black Thunder mine in Wyoming, Arch made good progress in its expansion program, but did not get water-related challenges at the site fully under control until late in the quarter. Longwall moves at the SUFCO and Skyline mines in Utah, along with geologic difficulties at Skyline, led to a small equity loss from Arch's 65%-owned Canyon Fuel Company. Because of mild winter weather, utility stockpiles remained high throughout the quarter, depressing prices for Arch's eastern operations. The Dal-Tex mine in Logan County, West Virginia, closed as scheduled on July 23 as a result of continuing delays in obtaining a permit for additional reserves at the site.

------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------------------------------------------------

         ARCH COAL (continued)

         YEAR-TO-DATE - For the nine months ended June 30, 1999, Ashland recorded an operating loss of $1 million from its investment in Arch, compared to operating income of $25 million for the same period of 1998. In addition to the factors described in the current quarter comparison above, results for the December 1998 quarter were impacted by inadequate rail service and higher-than-expected operating costs at Arch's West Elk mine in Colorado, as well as bitterly cold weather that hindered both equipment and rail performance of Western operations. Eastern operations were adversely affected by losses incurred at Dal-Tex while the permitting was being delayed, as well as the costs of idling those facilities.

         CORPORATE

         Corporate expenses amounted to $14 million in the quarter ended June 30, 1999, compared to $19 million for the quarter ended June 30, 1998. On a year-to-date basis, corporate expenses amounted to $45 million for the 1999 period, versus $49 million for the 1998 period. The declines in both comparisons reflect reduced deferred compensation costs and a gain from the sale of a company airplane.

         INTEREST EXPENSE (NET OF INTEREST INCOME)

         For the three months ended June 30, 1999, interest expense (net of interest income) totaled $36 million, compared to $33 million for the June 1998 quarter. For the year-to-date, interest expense (net of interest income) amounted to $102 million in the 1999 period, compared to $96 million in the 1998 period. The increase reflects increased debt levels resulting primarily from $254 million in purchases of leased assets in December 1997 and January 1998 associated with the formation of MAP, from common stock repurchases and from acquisitions.

FINANCIAL POSITION

         LIQUIDITY

         Ashland's financial position has enabled it to obtain capital for its financing needs and to maintain investment grade ratings on its senior debt of Baa2 from Moody's and BBB from Standard & Poor's. Ashland has revolving credit agreements providing for up to $400 million in borrowings, none of which were in use at June 30, 1999. The agreement providing for $250 million in borrowings expires on June 2, 2004. The agreement providing for $150 million in borrowings expires on May 31, 2000. At June 30, 1999, under a shelf registration, Ashland could also issue an additional $450 million in debt, equity or convertible securities should future opportunities or needs arise. Furthermore, Ashland has access to various uncommitted lines of credit and commercial paper markets, under which $320 million of short-term borrowings were outstanding at June 30, 1999.

         Cash flows from continuing operations, a major source of Ashland's liquidity, amounted to $136 million for the nine months ended June 30, 1999, compared to $68 million for the nine months ended June 30, 1998. The increase primarily reflects a higher level of cash distributions from MAP. Ashland's capital requirements for net property additions and dividends exceeded cash flows from operations by $81 million for the nine months ended June 30, 1999.

------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------------------------------------------------

         LIQUIDITY (CONTINUED)

         Operating working capital (accounts receivable and inventories, less trade and other payables) at June 30, 1999, was $512 million, compared to $351 million at September 30, 1998, and $484 million at June 30, 1998. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 81% of current liabilities at June 30, 1999, compared to 84% at September 30, 1998, and 81% at June 30, 1998. Ashland's working capital is affected by its use of the LIFO method of inventory valuation, which valued inventories $52 million below their replacement costs at June 30, 1999.

         CAPITAL RESOURCES

         For the nine months ended June 30, 1999, property additions amounted to $158 million, compared to $177 million for the same period last year. Property additions and cash dividends for the remainder of fiscal 1999 are estimated at $90 million and $20 million. Under Ashland's share repurchase program initiated in August 1998, Ashland had repurchased 5.1 million shares through June 30, 1999, with remaining authority to repurchase an additional 1.3 million shares. The timing and exact number of shares to be repurchased will be dependent on market conditions. Ashland anticipates meeting its remaining 1999 capital requirements for property additions, debt repayments and dividends from internally generated funds. However, external financing may be necessary to fund common stock repurchases and acquisitions.

         At June 30, 1999, Ashland's debt level amounted to $2.0 billion, compared to $1.6 billion at September 30, 1998. Debt as a percent of capital employed amounted to 49% at June 30, 1999, compared to 43% at September 30, 1998. During the quarter ended December 31, 1998, Ashland liquidated $200 million of its interest rate swap agreements, which had converted fixed-rate debt to floating rates at September 30, 1998. The final reset on the remaining $25 million floating-rate swap agreement was set on July 6, 1999. As a result, Ashland's exposure to short-term interest rate fluctuations for the remainder of 1999 will be limited to $38 million in floating-rate debt outstanding at June 30, 1999, and any short-term notes and commercial paper outstanding.

ENVIRONMENTAL MATTERS

         Federal, state and local laws and regulations relating to the protection of the environment have resulted in higher operating costs and capital investments by the industries in which Ashland operates. Because of the continuing trends toward greater environmental awareness and ever increasing regulations, Ashland believes that expenditures for environmental compliance will continue to have a significant effect on its businesses. Although it cannot accurately predict how such trends will affect future operations and earnings, Ashland believes the nature and significance of its ongoing compliance costs will be comparable to those of its competitors. For information on certain specific environmental proceedings and investigations, see the "Legal Proceedings" section of this Form 10-Q. For information regarding environmental capital expenditures and reserves, see the
         "Miscellaneous  Environmental  Matters"  section of Ashland's Form
         10-K.

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

------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------------------------------------------------

ENVIRONMENTAL MATTERS (continued)

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

         Ashland has completed the assessment phase related to its internal information systems, and is resolving identified issues through system modifications or replacement. Although testing will continue, Ashland believes that about 97% of its significant systems are currently Year 2000 compliant, with the remainder of its remediation efforts expected to be completed by late summer. In addition, Ashland has obtained the services of an independent third party to perform a verification of its code remediation efforts.

         Ashland has essentially completed the assessment of its embedded systems that operate such items as its manufacturing systems, laboratory processes and security systems. Ashland believes that about 96% of these embedded systems are currently Year 2000 compliant, and that the remaining systems will be remediated or replaced as necessary by late summer or as part of scheduled shutdowns that will occur later in 1999. The quality of the responses received from the manufacturers of such equipment, the estimated effect of the individual system on Ashland, and the ability of Ashland to perform meaningful tests determines whether independent testing of remediated embedded systems is conducted.

         Formal communications have been conducted with major vendors to assess the potential exposure to Ashland from their failure to remediate their own Year 2000 issues. A failure by any of these vendors could become a significant challenge to Ashland's ability to operate its facilities at affected locations. Vendors contacted include Ashland's suppliers, financial institutions and companies providing utilities (electric, telephone and water). Alternate providers of products and services will be established, if deemed necessary. Although Ashland has no means of ensuring the Year 2000 readiness of such vendors, it will continue to gather information and monitor their compliance. Based on the representations provided by these vendors to date, Ashland has no reason to believe that these vendors are not addressing their Year 2000 issues adequately.

         Ashland has developed contingency plans related to the Year 2000 issue, addressing various scenarios and alternatives. Among other things, such plans include replacing electronic applications with manual processes, identifying alternate vendors, adjusting staffing requirements, and increasing raw material inventory levels, as deemed necessary. Contingency plans will be regularly updated as current issues develop or new issues are identified.

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

         MAP and Arch Coal also have prepared their own programs to deal with Year 2000 issues. Arch Coal's program is outlined in the Management's Discussion and Analysis section of its latest Annual Report on Form 10-K and Quarterly Report on Form 10-Q. MAP's program is covered in the Management's Discussion and Analysis section for the Marathon Group in USX Corporation's latest Annual Report on Form 10-K and Quarterly Report on Form 10-Q. These documents are on file with the Securities and Exchange Commission.

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

                        PART II - OTHER INFORMATION
------------------------------------------------------------------------------

ITEM 1.   LEGAL PROCEEDINGS

ENVIRONMENTAL PROCEEDINGS - As of June 30, 1999, Ashland had been identified as a "potentially responsible party" ("PRP") under Superfund or similar state laws for potential joint and several liability for clean-up costs in connection with alleged releases of hazardous substances in connection with 89 waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency ("EPA") or a state agency, in which Ashland is typically participating as a member of a PRP group. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight, and/or long-term monitoring of environmental conditions at the sites. Ashland carefully monitors the investigatory and remedial activity at many of these sites. Based on its experience with site remediation, its familiarity with current environmental laws and regulations, its analysis of the specific hazardous substances at issue, the existence of other financially viable PRPs and its current estimates of investigatory, clean-up and monitoring costs at each site, Ashland believes that its liability at these sites, either individually or in the aggregate, after taking into account its insurance coverage and established reserves, will not have a material adverse effect on Ashland's consolidated financial position, cash flow or liquidity. However, such matters could have a material effect on Ashland's results of operations in a particular quarter or fiscal year as they develop or as new issues are identified. Estimated costs for these matters are recognized in accordance with generally accepted accounting principles governing the likelihood that costs will be incurred and Ashland's ability to reasonably estimate future costs.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 1999, Ashland issued 106,809 shares of its Common Stock, par value $1.00 per share in connection with the acquisition of F. H. Necessary & Son Construction Company which closed on April 14, 1999. The shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the regulations thereunder.

ITEM 5.   OTHER INFORMATION

On August 9, 1999, Ashland Inc. announced that it has commenced an unsolicited tender offer to purchase all outstanding shares of Superfos a/s at a price of $21 per share. A total of 30,890,220 shares of Superfos are listed on the Copenhagen Stock Exchange, which Superfos has publicly reported includes approximately 1.6 million shares held directly or indirectly by it.

The tender offer is conditioned upon acceptance by shareholders representing more than 90% of the total share capital of Superfos, receipt of regulatory approvals in the United States and Europe and certain other conditions. The tender offer is scheduled to expire on September 20, 1999. The transaction will be financed entirely with debt using new credit facilities.

Superfos is active in four business areas: (1) asphalt production and road construction in five states in the southern part of the United States, (2) production and distribution of plastics packaging in Europe, (3) contract filling and distribution of aerosols in Europe, and (4) distribution of chemical products in the Nordic region.

The foregoing summary of the attached press release is qualified in its entirety by the complete text of such document, a copy of which is attached hereto as Exhibit 99.1.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      27     Financial Data Schedule
      99.1   Press Release dated August 9, 1999

(b)    Reports on Form 8-K

       None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Ashland Inc.
                                       (Registrant)



Date: August 9, 1999                   /s/ Kenneth L. Aulen
                                       --------------------------
                                       Kenneth L. Aulen
                                       Administrative   Vice  President  and
                                        Controller
                                       (Chief Accounting Officer)


Date: August 9, 1999                   /s/ David L. Hausrath
                                       ---------------------------
                                       David L. Hausrath
                                       Vice President and General Counsel