Form 10-K
period 1999-09-30
ASHLAND INC
filed 1999-12-07
CIK 7694

==============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K
            Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999
                           Commission file number
                                   1-2918

                                ASHLAND INC.
                          (a Kentucky corporation)

                           I.R.S. No. 61-0122250
                        50 E. RiverCenter Boulevard
                                P.O. Box 391
                       Covington, Kentucky 41012-0391

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         At November 30, 1999, based on the New York Stock Exchange closing price, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $2,394,294,188. In determining this amount, the Registrant has assumed that its directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose.

         At November 30, 1999, there were 71,290,693 shares of Registrant's common stock outstanding.

                    Documents Incorporated by Reference

         Portions of Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1999 are incorporated by reference into Parts I and II.

         Portions of Registrant's definitive Proxy Statement for its January 27, 2000 Annual Meeting of Shareholders are incorporated by reference into Part III.

==============================================================================



                             TABLE OF CONTENTS
                                                                           Page

PART I
     Item 1.    Business ..................................................  1
                    Corporate Developments.................................  1
                    APAC...................................................  2
                    Ashland Distribution...................................  2
                    Ashland Specialty Chemical.............................  3
                    Valvoline..............................................  4
                    Refining and Marketing.................................  5
                    Arch Coal..............................................  8
                    Miscellaneous.......................................... 10
     Item 2.    Properties................................................. 12
     Item 3.    Legal Proceedings.......................................... 12
     Item 4.    Submission of Matters to a
                  Vote of Security Holders................................. 13
     Item X.    Executive Officers of Ashland.............................. 13

PART II
     Item 5.    Market for Registrant's Common Stock and Related
                  Security Holder Matters.................................. 14
     Item 6.    Selected Financial Data.................................... 15
     Item 7.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................... 15
     Item 7A.   Quantitative and Qualitative Disclosures About Market Risk..15
     Item 8.    Financial Statements and Supplementary Data.................15
     Item 9.    Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure....................15
PART III
     Item 10.   Directors and Executive Officers of the Registrant..........15
     Item 11.   Executive Compensation......................................15
     Item 12.   Security Ownership of Certain Beneficial
                  Owners and Management.....................................15
     Item 13.   Certain Relationships and Related Transactions..............15

PART IV
     Item 14.   Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K...............................................15

                                   PART I

ITEM 1. BUSINESS
         Ashland Inc. is a Kentucky corporation, organized on October 22, 1936, with its principal executive offices located at 50 E. RiverCenter Boulevard, Covington, Kentucky 41012 (Mailing Address: 50 E. RiverCenter Boulevard, P.O. Box 391, Covington, Kentucky 41012-0391) (Telephone: (606) 815-3333). The terms "Ashland" and the "Company" as used herein include Ashland Inc. and its consolidated subsidiaries, except where the context indicates otherwise.
     Ashland's businesses are grouped into six industry segments: APAC, Ashland Distribution, Ashland Specialty Chemical, Valvoline, Refining and Marketing and Arch Coal. Financial information about these segments for the three fiscal years ended September 30, 1999, is set forth on Pages 52 and 53 of Ashland's Annual Report to Shareholders for the fiscal year ended September 30, 1999 ("Annual Report").
     APAC performs contract construction work, including highway paving and repair, excavation and grading, and bridge construction, and produces asphaltic and ready-mix concrete, crushed stone and other aggregate, concrete block and certain specialized construction materials in the southern and midwestern United States.
     Ashland Distribution distributes industrial chemicals, solvents, ingredients, thermoplastics and resins, fiberglass materials and fine ingredients in North America and plastics in Europe. Ashland Specialty Chemical manufactures and sells a wide variety of performance chemicals, resins, products and services and certain petrochemicals. Ashland Distribution and Ashland Specialty Chemical were formed from the division of Ashland Chemical in March 1999.
     Valvoline is a marketer of premium branded, packaged motor oil and automotive chemicals, automotive appearance products, antifreeze, filters, rust preventives and coolants. In addition, Valvoline is engaged in the "fast oil change" business through outlets operating under the Valvoline Instant Oil Change(R) name.
     Marathon Ashland Petroleum LLC ("MAP"), a joint venture with Marathon Oil Company, operates seven refineries with a total crude oil refining capacity of 935,000 barrels per day. Refined products are distributed through a network of independent and company-owned outlets in the Midwest, the upper Great Plains and the southeastern United States. Marathon Oil Company has a 62% interest in MAP, and Ashland holds a 38% interest. Ashland accounts for its investment in MAP using the equity method.
     Ashland's coal operations are conducted by Arch Coal, Inc., which is owned 58% by Ashland and is publicly traded. Arch Coal produces, transports, processes and markets bituminous coal produced in Central Appalachia and the western and midwestern United States. Ashland accounts for its investment in Arch Coal using the equity method.
     At September 30, 1999, Ashland and its consolidated subsidiaries had approximately 23,000 employees (excluding contract employees).


                           CORPORATE DEVELOPMENTS

     In October 1999, Ashland completed its tender offer for Superfos a/s, a Denmark based industrial company. In November 1999, in a series of transactions, Ashland sold the businesses of Superfos, other than its U.S. construction operations, to a unit of Industri Kapital, a European private equity fund, for cash and a short-term note of $285 million (to be redeemed by the end of the March 2000 quarter). Ashland's net cost for the U.S. construction business of Superfos will be approximately $520 million.
     In October 1999, Ashland announced that it was making progress on its study to explore strategic alternatives for its investment in Arch Coal and that a tax-free spin-off to its shareholders would seem to be its preferred alternative. Ashland also announced that it has submitted a proposal to Arch Coal and has begun discussions with a special committee of the Arch Coal Board of Directors regarding such a spin-off transaction. Such a spin-off would be subject, among other things, to a negotiated agreement with the special committee of the Arch Coal Board of Directors, approval by the Arch Coal shareholders, a favorable ruling from the Internal Revenue Service and approval of Ashland's Board of Directors. There can be no assurance that an agreement with the special committee of the Arch Coal Board of Directors will be reached or that the necessary approvals of the Arch Coal shareholders and the Ashland Board of Directors will be obtained or that a favorable ruling from the Internal Revenue Service will be obtained. Even if an agreement were reached and such conditions were met, Ashland anticipates that it would be several months before a spin-off could be consummated.


                                    APAC

      The APAC group of companies performs construction work such as paving, repairing and resurfacing highways, streets, airports, residential and commercial developments, sidewalks and driveways; grading and base work; and excavation and related activities in the construction of bridges and structures, drainage facilities and underground utilities in 14 southern and midwestern states. APAC also produces and sells construction materials, such as hot-mix asphalt and ready-mix concrete, crushed stone and other aggregate and, in certain markets, concrete block and specialized construction materials, such as architectural block. For information on Ashland's acquisition of the U.S. construction operations of Superfos a/s, see "Item 1. Corporate Developments."
     To deliver its services and products, APAC utilizes extensive aggregate-producing properties and construction equipment. It currently has 26 permanent operating quarry locations, 40 other aggregate production facilities, 54 ready-mix concrete plants, 189 hot-mix asphalt plants and a fleet of over 11,000 mobile equipment units, including heavy construction equipment and transportation-related equipment.
     Raw aggregate generally consists of sand, gravel, granite, limestone and sandstone. About 26% of the raw aggregate produced by APAC is used in APAC's own contract construction work and the production of various processed construction materials. The remainder is sold to third parties. APAC also purchases substantial quantities of raw aggregate from other producers whose proximity to the job site renders it economically feasible. Most other raw materials, such as liquid asphalt, portland cement and reinforcing steel, are purchased from third parties. APAC is not dependent upon any one supplier or customer.
     Approximately 59% of APAC's revenues are derived directly from highway and other public sector sources. The other 41% are derived from industrial and commercial customers, private developers and other contractors to the public sector. The 1998 highway funding authorization package increased federal funding for highways by $52 billion over a six-year period. More importantly, the states in which APAC operates should see an average increase in annual funding of 59% or $3.3 billion, based on current estimates.
     Climate and weather significantly affect revenues in the construction business. Due to its location, APAC tends to enjoy a relatively long construction season. Most of APAC's operating income is generated during the construction period of May to October.
     Total backlog at September 30, 1999 was $948 million, compared to $838 million at September 30, 1998. The backlog orders at September 30, 1999 are considered firm, and a major portion is expected to be filled during fiscal 2000.


                            ASHLAND DISTRIBUTION

     Ashland Distribution distributes chemicals, plastics, fiber reinforcements and fine ingredients in North America and plastics in Europe. Ashland Distribution owns or leases approximately 100 distribution facilities in North America and 25 distribution facilities in 17 foreign countries. Ashland Distribution is comprised of the following business units:
     INDUSTRIAL CHEMICALS & SOLVENTS DIVISION - This division markets specialty chemicals, additives and solvents to industrial chemical users in major markets through distribution centers in the United States, Canada, Mexico and Puerto Rico. It distributes approximately 7,000 chemicals, solvents, additives and raw materials made by many of the nation's leading chemical manufacturers and a growing number of offshore producers. It specializes in supplying mixed truckloads and less-than-truckload quantities to many industries, including the paint and coatings, inks, adhesives, polymer, rubber, industrial and institutional compounding, automotive, appliance and paper industries. It also offers customers chemical waste collection, disposal and recycling services, working in cooperation with major chemical waste services companies.

     GENERAL POLYMERS DIVISION - This division markets a broad range of thermoplastic resins to injection molders, extruders, blow molders, and rotational molders in the plastics industry through distribution locations in the United States, Canada, Mexico and Puerto Rico. It also provides plastic material transfer and packaging services and less-than-truckload quantities of packaged thermoplastics. The division's basic resins group markets bulk wide-spec and off-grade thermoplastic resins to a variety of proprietary processors in North America.
     FRP SUPPLY DIVISION - This division markets to customers in the reinforced plastics and cultured marble industries mixed truckload and less-than-truckload quantities of polyester resins, fiberglass and other specialty reinforcements, catalysts and allied products from distribution facilities located throughout North America.
      FINE INGREDIENTS DIVISION - This division distributes cosmetic and pharmaceutical specialty chemicals and food-grade and nutritional additives and ingredients across North America.
     ASHLAND PLASTICS EUROPE - This division markets a broad range of thermoplastics to processors in Europe. Ashland Plastics Europe has distribution centers located in Belgium, Finland, France, Germany, Ireland, Italy, the Netherlands, Norway, Spain, Sweden and the United Kingdom and has compounding manufacturing facilities located in Italy and Spain.
     DISTRIBUTION SERVICES - This division provides warehousing and trucking services for North American distribution businesses. It operates a network of 95 warehouses and a fleet of 475 trucks making deliveries to 44,000 customers throughout North America.

                         ASHLAND SPECIALTY CHEMICAL
     Ashland Specialty Chemical manufactures and supplies specialty chemical products and services to industries including the adhesives, automotive, composites, foundry, merchant marine, paint, paper, plastics and semiconductor fabrication industries. Ashland Specialty Chemical owns and operates 36 manufacturing facilities and participates in 14 manufacturing joint ventures in 20 countries. Ashland Specialty Chemical is comprised of the following business units:
     COMPOSITE POLYMERS DIVISION - This division manufactures and sells a broad range of chemical-resistant, fire-retardant and general-purpose grades of unsaturated polyester and vinyl ester resins for the reinforced plastics industry. Key markets include the transportation, construction and marine industries. It has manufacturing plants in Jacksonville, Arkansas; Los Angeles, California; Bartow, Florida; Ashtabula, Ohio; Philadelphia, Pennsylvania; Kelowna, British Columbia, Canada; Benicarlo, Spain; and, through a joint venture, in Jeddah, Saudi Arabia and Sao Paolo, Brazil. In addition, the division also manufactures products through other Ashland Specialty Chemical facilities located in Mississauga, Ontario, Canada and Neville Island, Pennsylvania.
     FOUNDRY PRODUCTS DIVISION - This division manufactures and sells foundry chemicals worldwide, including sand-binding resin systems, refractory coatings, release agents, engineered sand additives, riser sleeves and die lubricants. This division serves the global metal casting industry from 22 locations in 18 countries. The division is currently building a manufacturing facility in China expected to be completed in the third quarter of calendar 2000.
     DREW INDUSTRIAL DIVISION - This division supplies specialized chemicals and consulting services for the treatment of boiler water, cooling water, steam, fuel and waste streams. It also supplies process chemicals and technical services to the pulp and paper and mining industries and additives to manufacturers of latex and paint. It conducts operations throughout North America, Europe and the Far East through subsidiaries, joint venture companies and distributors. The division has manufacturing plants in Kearny, New Jersey; Houston, Texas; Ajax, Ontario, Canada; Somercotes, England; Singapore; Sydney and Perth, Australia; and Auckland, New Zealand.
     ELECTRONIC CHEMICALS DIVISION - This division manufactures and sells a variety of ultrapure chemicals for the worldwide semiconductor industry through various manufacturing locations and also custom blends and packages ultrapure liquid chemicals to customer specifications. The division operates manufacturing plants in Pueblo, Colorado; Easton, Pennsylvania; Dallas, Texas and Milan, Italy. In addition, it enters into long-term agreements to provide complete on-site chemical management services, including purchasing, warehousing and delivering chemicals for in-plant use, at major facilities of large consumers of high purity chemicals. This division has entered into a joint venture with Union Petrochemical Corporation of Taipei, Taiwan to build and operate an ultrapure process chemicals manufacturing facility in Taiwan. In addition, the division recently built a facility in Korea to manufacture specialty stripper products for semiconductor manufacturing.

     SPECIALTY POLYMERS & ADHESIVES DIVISION - This division manufactures and sells specialty phenolic resins for paper impregnation and friction material bonding; acrylic polymers for pressure-sensitive adhesives;
emulsion polymer isocyanate adhesives for structural wood bonding; polyurethane and epoxy structural adhesives for bonding fiberglass reinforced plastics, composites, thermoplastics and metals in automotive, recreational, and industrial applications; induction bonding systems for thermoplastic materials; elastomeric polymer adhesives and butyl rubber roofing tapes for commercial roofing applications; and vapor curing, high-performance urethane coatings systems. It has manufacturing plants in Calumet City, Illinois; Norwood and Totowa, New Jersey; and Ashland and Columbus, Ohio.
     DREW MARINE DIVISION - This division supplies specialty chemicals for water and fuel treatment and general maintenance, as well as sealing products, welding and refrigerant products and fire fighting and safety services to the world's merchant marine fleet. Drew Marine currently provides shipboard technical service for more than 10,000 vessels from more than 100 locations serving approximately 600 ports throughout the world.
     PETROCHEMICALS DIVISION - This division manufactures maleic anhydride at Neal, West Virginia, and Neville Island, Pennsylvania. Its Energy Services business unit provides industrial and commercial businesses with expert management of their total energy requirements.
     RESEARCH AND DEVELOPMENT - Ashland Specialty Chemical conducts research and commercial development programs at the Technical Center in Dublin, Ohio to identify and develop innovative technologies.

OTHER MATTERS
         For  information  on Ashland  Distribution  and Ashland  Specialty
Chemical and federal, state and local statutes and regulations governing releases into, or protection of, the environment, see "Item 1. Miscellaneous - Environmental Matters" and "Item 3. Legal Proceedings - Environmental Proceedings."


                                 VALVOLINE

     The Valvoline Company, a division of Ashland, is a marketer of premium branded automotive and industrial oils, automotive chemicals, automotive appearance products and automotive services, with sales in more than 140 countries. The Valvoline(R) trademark was federally registered in 1873 and is the oldest trademark for a lubricating oil in the United States. Valvoline is comprised of the following business units:
     NORTH AMERICAN PRODUCTS - This unit, Valvoline's largest division, markets automotive, commercial, and industrial lubricants, automotive chemicals and automotive appearance products to a broad network of North American customers. This unit markets Valvoline branded motor oil, one of the top selling brands in the U.S. private passenger car and light truck market and premium synthetic SynPower(R) automobile chemicals for "under-the-hood" use.
     North American Products also markets Eagle One(R) premium automotive appearance products, Zerex(R) antifreeze and Pyroil(R) automotive chemicals. Zerex is the second leading antifreeze brand in the United States. This division also markets R-12, an automotive refrigerant that was phased out of production in 1995. R-12 is being replaced in the market by a new generation of refrigerants.
     The domestic commercial and specialty products group of the North American Products unit continued its strategic alliance with Cummins Engine Company to distribute heavy-duty lubricants to the commercial market.
     EAGLE ONE - Eagle One is a brand of premium automobile appearance chemicals for "above-the-hood" applications. Products include waxes, polishes and wheel cleaners. Managed by Valvoline as a separate business unit, Eagle One markets its products through Valvoline's North American Products and Valvoline International divisions.
     VALVOLINE INTERNATIONAL - Valvoline International markets Valvoline branded products, TECTYL(R) rust preventives and Eagle One automotive appearance products through company-owned affiliates or divisions in Argentina, Australia, Austria, Belgium, Denmark, Finland, France, Germany, Great Britain, Italy, the Netherlands, Poland, South Africa, Sweden, Switzerland and Thailand. Licensees and distributors market products in other parts of Europe, Mexico, Central and South America, the Far East, the Middle East and certain African countries. Joint ventures have been established in Ecuador, India, Thailand and Venezuela. Packaging and blending plants and distribution centers in Australia, the Netherlands and the United States supply international customers.
     VALVOLINE INSTANT OIL CHANGE(R) ("VIOC") - VIOC is one of the largest competitors in the expanding U.S. "fast oil change" service business, providing Valvoline with a significant share of the installed segment of the passenger car and light truck motor oil market. As of September 30, 1999, 377 company-owned and 207 franchised service centers were operating in 35 states.
     VIOC has continued its customer service innovation through its Maximum Vehicle Performance program ("MVP"). MVP is a computer-based program that maintains system-wide service records on all customer vehicles. MVP also contains a database on all car models, which allows employees to make service recommendations based on vehicle owner's manual recommendations.
         ECOGARD, INC. - In September 1999, Valvoline sold Ecogard, Inc. to Safety-Kleen Corp. Ecogard, Inc., through its First Recovery division, collects used motor oil from a network of automotive aftermarket retailers and service businesses.

                           REFINING AND MARKETING
         Refining and Marketing operations are conducted by MAP and its subsidiaries, including its wholly-owned subsidiaries, Speedway SuperAmerica LLC and Marathon Ashland Pipe Line LLC. Marathon Oil Company holds a 62% interest in MAP and Ashland holds a 38% interest in MAP.

REFINING
     MAP owns and operates seven refineries with an aggregate refining capacity of 935,000 barrels of crude oil per calendar day. The table below sets forth the location and daily throughput capacity (measured in barrels) of each of MAP's refineries as of September 30, 1999:

           Garyville, Louisiana.............................................................. 232,000
           Catlettsburg, Kentucky............................................................ 222,000
           Robinson, Illinois................................................................ 192,000
           Detroit, Michigan................................................................   74,000
           Canton, Ohio.....................................................................   73,000
           Texas City, Texas................................................................   72,000
           St. Paul Park, Minnesota.........................................................   70,000
                                                                                              -------
                       Total................................................................. 935,000
                                                                                              =======

     MAP's refineries include crude oil atmospheric and vacuum distillation, fluid catalytic cracking, catalytic reforming, desulfurization and sulfur recovery units. The refineries have the capability to process a wide variety of crude oils and to produce typical refinery products, including reformulated gasoline ("RFG"). In addition to typical refinery products, the Catlettsburg refinery manufactures lubricating oils and a wide range of petrochemicals. For the twelve months ended September 30, 1999, 73% of MAP's production of lubricating oils was purchased by Valvoline and 40% of MAP's production of petrochemicals was purchased by Ashland Distribution.
     MAP also produces asphalt cements, polymerized asphalt, asphalt emulsions and industrial asphalts. Additionally, MAP manufactures petroleum pitch, primarily used in the graphite electrode, clay target and refractory industries.

     The  table  below  sets  forth  MAP's   refinery  input  and  refinery
production by product group for the twelve months ended September 30, 1999 and for the nine months ended September 30, 1998.

                                                               Twelve Months  Ended            Nine Months ended
                                                               --------------------            -----------------
                                                                September 30, 1999             September 30, 1998
                                                                ------------------             ------------------
      Refinery Input (In thousands of barrels per day)               1,034.0                         1,023.3
      ------------------------------------------------

      Refined Product Yields (In thousands of barrels per day)
      --------------------------------------------------------
      Gasoline    .................................................... 565.5                           539.8
      Distillates....................................................  265.6                           269.2
      Propane........................................................   22.2                            20.9
      Feedstocks & Special Products.................................    64.9                            71.7
      Heavy Fuel Oils................................................   45.1                            47.4
      Asphalt........................................................   70.4                            69.3
                                                                     --------                      ---------
                           Total.....................................1,033.7                         1,018.3
                                                                     =======                         =======

     MAP and Epsilon Products Company have developed facilities to produce 800 million pounds per year of polymer grade propylene and polypropylene at the Garyville refinery. MAP owns and operates facilities to produce polymer grade propylene, which began production in June 1999. Epsilon Products Company owns and operates the polypropylene facilities and markets its output.
     During the second quarter of 1999, MAP sold Scurlock Permian LLC, its crude oil gathering business, to Plains Marketing, L. P. Scurlock Permian's crude oil gathering operations were conducted in an area reaching from the Rocky Mountains to the Gulf Coast. In addition, Scurlock Permian was engaged in purchasing, selling and trading crude oil, principally at Midland, Texas; Cushing, Oklahoma and St. James, Louisiana, three of the major distribution points for United States crude oil. MAP retained the western Canadian operations of Marathon Ashland Petroleum Canada, Ltd.

MARKETING
         MAP's principal marketing areas for gasoline, kerosene and light oils include the Midwest, the upper Great Plains and the southeastern United States. Gasoline, kerosene and light fuel oils are sold in 25 states. Gasoline is sold at wholesale primarily to independent marketers, jobbers and chain retailers who resell through several thousand retail outlets principally under their own names. MAP also supplies 3,171 jobber-dealer, open-dealer and lessee-dealer locations using the Marathon(R) and Ashland(R) brand names.
     Gasoline, kerosene, distillates and aviation products are also sold to utilities, railroads, river towing companies, commercial fleet operators, airlines and governmental agencies.
     Retail sales of gasoline and diesel fuel are made through MAP's wholly-owned subsidiary, Speedway SuperAmerica LLC. Speedway SuperAmerica LLC operates 2,217 retail outlets (convenience store-gasoline stations and truck stops) in 20 states in the Southeast and Midwest under brand names including Speedway(R), SuperAmerica(R), Rich(R) and others. The convenience store-gasoline locations offer consumers gasoline, diesel fuel (at selected locations) and a broad mix of other products and services, such as tobacco, soft drinks, health and beauty aids, groceries, fresh-baked goods, automated teller machines, automotive accessories and a line of private-label items. The truck stops offer diesel fuel, gasoline and a variety of other services associated with such locations. Several truck stop and convenience store locations also have on-premises brand-name restaurants such as Subway and Taco Bell.
     On May 24, 1999, MAP signed an agreement with Ultramar Diamond Shamrock ("UDS") to purchase 179 UDS owned-and-operated convenience stores, five product terminals and an assignment of supply contracts for approximately 240 branded UDS jobber stations in Michigan. MAP anticipates closing this transaction before the end of calendar 1999, subject to receipt of government approvals, consents of third parties and satisfaction of customary closing conditions.

     During the twelve months ended September 30, 1999, 59% of the revenues (excluding excise taxes) of the Speedway SuperAmerica LLC stores were derived from the sale of gasoline and diesel fuel and 41% of such revenues were derived from the sale of merchandise.

     The table below shows the volume of MAP's consolidated refined product sales for the twelve months ended September 30, 1999 and the nine months ended September 30, 1998.

                                                              Twelve Months Ended        Nine Months ended
                                                              -------------------        -----------------
                                                              September 30, 1999         September 30, 1998
                                                              ------------------         ------------------

   Refined Product Sales (In thousands of barrels per day)
   -------------------------------------------------------
   Gasoline.......................................................   699.3                     659.1
   Distillates....................................................   324.6                     312.9
   Propane........................................................    22.4                      20.8
   Feedstocks & Special Products..................................    65.1                      68.8
   Heavy Fuel Oils................................................    44.9                      48.4
   Asphalt........................................................    74.3                      73.7
                                                                   ---------                --------
                          Total................................... 1,230.6                   1,183.7
                                                                   =======                   =======

   Matching Buy/Sell Volumes included in above....................    47.7                      38.4

         MAP  sells  RFG in parts  of its  marketing  territory,  primarily
Chicago, Illinois; Louisville, Kentucky; Northern Kentucky; Maryland; Virginia; and Milwaukee, Wisconsin. MAP also markets low vapor pressure gasolines in eleven states.

SUPPLY AND TRANSPORTATION
     The crude oil processed in MAP's refineries is obtained from negotiated lease, contract and spot purchases or exchanges. For the twelve months ended September 30, 1999, MAP's negotiated lease, contract and spot purchases of U.S. crude oil for refinery input averaged 325,400 barrels per day (1 barrel = 42 United States gallons) including an average of 21,800 barrels per day acquired from Marathon Oil Company. For the twelve months ended September 30, 1999, MAP's foreign crude oil requirements were met largely through purchases from various foreign national oil companies, producing companies and traders. Purchases of foreign crude oil represented 64% of MAP's crude oil requirements for the twelve months ended September 30, 1999.
     MAP's ownership or interest in domestic pipeline systems in its refining and marketing areas is significant. MAP owns, leases or has an ownership interest in 7,282 miles of active pipeline in 16 states. This network transports crude oil and refined products to and from terminals, refineries and other pipelines. It includes 381 miles of crude oil gathering lines, 4,040 miles of crude oil trunk lines and 2,861 miles of refined product lines.
     MAP has a 46.7% ownership interest in LOOP LLC ("LOOP"), which is the owner and operator of the only U.S. deepwater port facility capable of receiving crude oil from very large crude carriers. Ashland has retained a 4% ownership interest in LOOP. MAP also owns a 49.9% ownership interest in LOCAP INC. ("LOCAP"), which is the owner and operator of a crude oil pipeline connecting LOOP to the Capline system. Ashland has retained an 8.6% ownership interest in LOCAP. In addition, MAP has a 37.169% ownership interest in the Capline system. These port and pipeline systems provide MAP with access to common carrier transportation from the Louisiana Gulf Coast to Patoka, Illinois. At Patoka, the Capline system connects with other common carrier pipelines owned or leased by MAP which provide transportation to MAP's refineries in Illinois, Kentucky, Michigan and Ohio.
     MAP also has a stock interest in Minnesota Pipe Line Company, which owns a crude oil pipeline in Minnesota. Minnesota Pipe Line Company provides MAP with access to crude oil common carrier transportation from Clearbrook, Minnesota to Cottage Grove, Minnesota, which is in the vicinity of MAP's St. Paul Park, Minnesota refinery.
     MAP's marine transportation operations include towboats and barges that transport refined products on the Ohio, Mississippi and Illinois rivers, their tributaries and the Intracoastal Waterway. In addition, MAP leases on a long-term basis two 80,000 deadweight ton tankers, which are "bare boat sub-chartered" to a third party operation. These tankers are not essential for MAP to satisfy its own crude oil requirements.

     MAP leases and owns rail cars in various sizes and capacities for movement of petroleum products and chemicals. MAP also owns or leases a large number of tractor-trailers, tank trailers and general service trucks.
         In addition, MAP owns and operates 88 terminal facilities from which it sells a wide range of petroleum products. These facilities are supplied by a combination of barges, pipeline, truck and rail.

OTHER MATTERS
     MAP experiences normal seasonal variations in its sales and operating results. This seasonality is due primarily to increased demand for gasoline during the summer driving season, higher demand for distillate during the winter heating season and increased demand for asphalt from the road paving industry during the construction season.
     For information on MAP and federal, state and local statutes and regulations governing releases into the environment or protection of the environment, see "Item 1. Miscellaneous - Environmental Matters."


                                 ARCH COAL

     Ashland owns approximately 58% of Arch Coal, Inc., a publicly-traded corporation (NYSE:ACI). Arch Coal files periodic reports, including annual reports on Form 10-K, pursuant to the Securities Exchange Act of 1934. For information on Ashland's proposed spin-off of Arch Coal, see "Item 1. Corporate Developments."
     Arch Coal is the second largest coal producer in the United States with annual production that accounts for almost 10% of annual U.S. coal production. Arch Coal mines, processes and markets primarily compliance and low-sulfur coal from 40 surface, underground and auger mines located in western, central Appalachian and midwestern United States coal fields. Compliance and low-sulfur coal are types of coal that, when burned, emit
1.2 pounds and 1.6 pounds or less of sulfur dioxide per million Btu, respectively. Coal from the mines of Arch Coal's subsidiaries is transported by rail, truck and barge to domestic customers and to Atlantic or Pacific coast terminals for shipment to domestic and international customers.
     On June 1, 1998, Arch Coal acquired the Colorado and Utah coal operations of Atlantic Richfield Company ("ARCO") and simultaneously combined the acquired ARCO operations, Arch Coal's Wyoming operations and ARCO's Wyoming operations in a new joint venture named Arch Western Resources, LLC ("Arch Western"). Arch Western is 99% owned by Arch Coal and 1% owned by ARCO. All of the domestic coal reserves acquired from ARCO are "compliance coal," meeting the sulfur dioxide emissions requirements of Phase II of the Clean Air Act.
     The following discussion includes pro forma combined operating data which gives effect to the merger of Ashland Coal, Inc. and Arch Mineral Corporation (which occurred on July 1, 1997) as if it had occurred at October 1, 1996 and to the acquisition of ARCO's U.S. operations as of June 1, 1998. The pro forma combined operating data does not purport to represent the operating results which would have been achieved had the merger of Ashland Coal, Inc. and Arch Mineral Corporation actually occurred as of October 1, 1996.
     Arch Coal and its independent operating subsidiaries (which does not include tons sold by Canyon Fuel as Arch Coal's interest therein is accounted for using the equity method) sold approximately 109.3 million tons of coal in the twelve months ended September 30, 1999, as compared to
67.3 and 53.7 million tons sold in the twelve months ended September 30, 1998 and 1997, respectively. Of the total tonnage sold in the twelve months ended September 30, 1999, approximately 80.3% was sold under long term contracts (contracts having a term greater than one year), as compared to 76.5% and 72.4% for the twelve months ended September 30, 1998 and 1997, respectively, with the balance being sold on the spot market (contracts having a term of one year or less). In the twelve months ended September 30, 1999, Arch Coal and its independent operating subsidiaries sold 3.9 million tons of coal in the export market (which does not include tons sold by Canyon Fuel), compared to 3.8 and 2.7 million tons in the twelve months ended September 30, 1998 and 1997, respectively.
     During the twelve months ended September 30, 1999, Arch Coal's total sales to American Electric Power Company, Inc. ("AEP") and Southern Company and their respective affiliates accounted for approximately 11.3% and 11.1%, respectively, of Arch Coal's total revenues for such period. AEP, Southern Company and/or their affiliates each currently has multiple long-term contracts with Arch Coal. If Arch Coal experienced an immediate loss of all of the contracts with either of these customers, the loss could have a material adverse effect on Arch Coal.
     As of September 30, 1999, Arch Coal estimates it owned or controlled measured (proven) and indicated (probable) coal reserves of approximately
3.6 billion tons, as set forth in the following table. Reserve estimates are prepared by Arch Coal's engineers and geologists and are reviewed and updated periodically. Total reserve estimates will change from time to time reflecting mining activities, analysis of new engineering and geological data, changes in reserve holdings and other factors. Anticipated losses from extraction and, where applicable, washing of the coal have been eliminated from the estimate. Arch Coal believes that a majority of these reserves are comprised of low-sulfur coal, and a substantial portion of such low-sulfur coal is "compliance coal." Ashland has not made an independent verification of the reserve estimate or sulfur content of the estimated reserves.

     RECOVERABLE COAL

                  Region or State                                   Measured         Indicated            Total
                  ---------------                                   --------         ---------            -----
                                                                                 (Thousands of Tons)
         Central Appalachia ....................................    982,079         418,171              1,400,250
         Illinois ..............................................    241,735          86,687                328,422
         Colorado ..............................................    115,327          24,931                140,258
         Utah ..................................................    183,330          57,420                240,750 *
         Wyoming ...............................................  1,423,878          68,794              1,492,672
                                                                  ---------         -------              ---------
                           Total................................. 2,946,349         656,003              3,602,352
                                                                  =========          =======             =========

      *  Represents  100% of the  reserves  held by Canyon  Fuel  Company,  LLC,  in which  Arch  Coal  holds a 65%
         interest.

     Arch Coal's coal properties are either owned outright or controlled by lease. As of September 30, 1999, Arch Coal's subsidiaries owned, or controlled primarily through long-term leases, approximately 104,346, 57,571 and 14,500 acres of coal lands in Wyoming, Utah and Colorado, respectively; 273,000, 90,500 and 2,000 acres of coal lands in West Virginia, Eastern Kentucky, and Virginia, respectively; and 118,600 acres of coal lands in the Illinois Basin.
     Approximately 84,327 acres of Arch Coal's 660,000 acres of coal land (which totals include 100% of the acreage held by Canyon Fuel) are leased from the federal government with terms expiring between 1999 and 2019, subject to readjustment and/or extension and to earlier termination for failure to meet diligent development requirements. Additionally, private term leases covering principal reserves under Arch Coal's current mining plans are not scheduled to expire prior to expiration of projected mining activities. Arch Coal's subsidiaries also control through ownership or long-term leases approximately 5,880 acres of land which are used either for Arch Coal's coal processing facilities or are being held for possible future development. Royalties are paid to lessors either as a fixed price per ton or as a percentage of the gross sales price of the mined coal. Most of these leases run until the exhaustion of mineable and merchantable coal. The remaining leases have primary terms ranging from one to 40 years from the date of their execution, with most containing options to renew. Mining plans are not necessarily indicative of the life of the mine. The extent to which reserves will eventually be mined depends upon a variety of factors, including future economic conditions and governmental actions affecting both the mining and marketability of coal.
     Arch Coal's Apogee Coal Company and Hobet Mining, Inc. subsidiaries are members of the Bituminous Coal Operators Association, and each is a signatory to a collective bargaining agreement with the United Mine Workers of America that expires on December 31, 2002. Two other Arch Coal subsidiaries are signatories to collective bargaining agreements with independent employee associations. Employees of the remainder of Arch Coal's operating subsidiaries are not represented by labor unions.
         For information on federal and state statutes and regulations governing the coal industry, see "Item 1. Miscellaneous - Environmental Matters."

                               MISCELLANEOUS

ENVIRONMENTAL MATTERS
     Ashland has implemented a company-wide environmental policy overseen by the Public Policy - Environmental Committee of Ashland's Board of
Directors.  Ashland's  Environmental,  Health  and  Safety  group  has  the responsibility to ensure that Ashland's operating groups maintain environmental compliance in accordance with applicable laws and regulations.
     Federal, state and local laws and regulations relating to the protection of the environment have a significant impact on how Ashland conducts its businesses. These include the Clean Air Act ("CAA") with respect to air emissions, the Clean Water Act ("CWA") with respect to water discharges, the Resource Conservation and Recovery Act ("RCRA") with respect to solid and hazardous waste generation, treatment, storage and disposal, the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and the Superfund Amendments and Reauthorization Act of 1986 ("SARA") with respect to releases and remediation of hazardous substances (CERCLA and SARA are sometimes referred to collectively as "Superfund"), the Toxic Substances Control Act ("TSCA") with respect to chemical formulation and use, the Oil Pollution Act of 1990 ("OPA 90") with respect to oil pollution, spill response and financial assurance requirements for marine operations, the Surface Mining Control and
Reclamation Act of 1977 ("SMCRA") with respect to surface mining, the Federal Occupational Safety and Health Act ("OSHA") with respect to workplace health and safety standards, the Federal Mine Safety and Health Act of 1977 ("MSHA") with respect to health and safety standards on mining operations, and various other federal, state and local laws related to the environment, health and safety. In addition, most foreign countries in which Ashland conducts business have laws dealing with the same matters.
     In connection with the formation of MAP, Marathon and Ashland each retained responsibility for certain environmental costs arising out of their respective prior ownership and operation of the facilities transferred to MAP. In certain situations, various threshold provisions apply, eliminating or reducing the financial responsibility of the contributing party until certain levels of expenditure have been reached. In other situations, sunset provisions gradually diminish the level of financial responsibility of the contributing party over time.
     At September 30, 1999, Ashland's reserves for environmental assessments and remediation efforts were $166 million, reflecting Ashland's current estimate of the costs which are most likely to be incurred over the period during which the clean-up will be performed to remediate identified environmental conditions for which costs are reasonably estimable.
     Expenditures for investigatory and remedial efforts in future years are subject to the uncertainties associated with environmental exposures, including identification of new sites at which cleanup is required and changes in laws and regulations and their application. Such expenditures, however, are not expected to have a material adverse effect on Ashland's consolidated financial position, cash flow or liquidity.
     AIR - The CAA imposes stringent limits on air emissions, establishes a federally mandated operating permit program, and allows for civil and criminal enforcement actions. Additionally, it establishes air quality attainment deadlines and control requirements based on the severity of air pollution in a given geographical area. Various state clean air acts implement, complement and, in some instances, add to the requirements of the federal CAA. The requirements of the CAA and its state counterparts have a significant impact on the daily operation of Ashland's businesses and, in many cases, on product formulation and other long-term business decisions. Ashland's businesses maintain numerous permits pursuant to these clean air laws, and have implemented systems to oversee ongoing compliance efforts.
     In July 1997, the United States Environmental Protection Agency ("EPA") promulgated revisions to the National Ambient Air Quality Standards for ground level ozone and particulate matter. These revisions, if they are implemented by the states, could have a significant effect on certain of Ashland's chemical manufacturing and distribution businesses, and on MAP. However, EPA's authority and scientific basis to promulgate these standards were challenged by industry and overturned by the federal Court of Appeals for the District of Columbia. Litigation is continuing as are efforts by EPA and other regulatory and law enforcement agencies to achieve the objectives of these standards through other means. It is not currently possible to estimate any potential financial impact that any revised standards may have on Ashland's operations.
     WATER - Ashland's businesses maintain numerous discharge permits as required under the National Pollutant Discharge Elimination System of the CWA and state programs, and have implemented systems to oversee their compliance efforts. In addition, several of MAP's operations, in particular its barge and terminal facilities, are regulated under OPA 90.
     SOLID WASTE - Ashland's businesses are subject to RCRA, which establishes standards for the management of solid and hazardous wastes. Besides affecting current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the regulation of underground storage tanks ("USTs") containing regulated substances. In addition, new laws are being enacted and regulations are being adopted by various regulatory agencies on a continuing basis, and the costs of compliance with these new rules cannot be estimated until the manner in which they will be implemented has been more accurately defined.
     REMEDIATION - Ashland currently or has in the past operated various facilities where, during the normal course of operations, releases of hazardous constituents have occurred. Federal and state laws, including but not limited to RCRA and various remediation laws, require that contamination caused by such releases be assessed and, if necessary, remediated to meet applicable standards. MAP operates, and in the past has operated, certain retail outlets where, during the normal course of operations, releases of petroleum products from USTs have occurred. Federal and state laws require that contamination caused by such releases at these sites be assessed and, if necessary, remediated to meet applicable standards.
     SURFACE MINING - SMCRA was enacted to regulate the surface mining of coal and the surface effects of underground coal mining. All states in which Arch Coal's subsidiaries operate have similar laws and regulations enacted pursuant to SMCRA. These laws impose environmental performance standards, requirements to perform land and natural resource reclamation, and funding requirements to assure that adequate financial reserves are maintained to meet all substantive environmental obligations.
     On October 20, 1999, the U.S. District Court for the Southern District of West Virginia permanently enjoined the West Virginia Division of Environmental Protection (the "West Virginia DEP") from issuing new permits that authorize the construction of "valley fills" as part of coal mining operations. The injunction stems from litigation brought by private individuals challenging the legality of surface mining in West Virginia which results in the construction of such valley fills. A valley fill is an engineered work located at a lower elevation from the surface mine where excess rock and earth is placed during mining.
     The district court has granted a stay of its injunction pending the outcome of an appeal of the court's decision filed by the West Virginia DEP with the U.S. Court of Appeals for the Fourth Circuit. It is impossible to predict with certainty the outcome of the appeal. If, however, the district court's decision is not overturned or if a legislative or other solution is not achieved, then Arch Coal and other coal producers' ability to mine coal in West Virginia in the future would be seriously compromised.

RESEARCH
         Ashland conducts a program of research and development to invent and improve products and processes and to improve environmental controls for its existing facilities. It maintains its primary research facilities in Dublin, Ohio; Lexington, Kentucky; and Atlanta, Georgia. Research and development costs are expensed as they are incurred and totaled $27 million in fiscal 1999 ($28 million in 1998 and $29 million in 1997).

COMPETITION
     In all its operations, Ashland is subject to intense competition both from companies in the industries in which it operates and from products of companies in other industries. The majority of the business for which APAC competes is obtained by competitive bidding. Ashland Distribution's chemicals and solvents distribution businesses compete with national, regional and local companies throughout North America, while its plastics distribution businesses compete worldwide. Ashland Specialty Chemical's businesses compete globally in selected niche markets, largely on the basis of technology and service, while holding proprietary technology in virtually all its specialty chemicals businesses. Ashland Specialty Chemical's petrochemicals business is largely a commodities business, with pricing and quality being the most important factors. Valvoline competes primarily with domestic oil companies and, to a lesser extent, with international oil companies on a worldwide basis. Valvoline's brand recognition and increasing market share in the "fast oil change" market are important competitive factors.
     MAP competes primarily with other domestic refiners and, to a lesser extent, with imported products. MAP's refineries are located close to its market areas, giving MAP a geographic advantage in supplying these regions. MAP's retail operations compete with major oil companies, independent oil companies and independent marketers. The coal industry is highly competitive, and Arch Coal competes (principally in price, location and quality of coal) with other coal producers.

FORWARD-LOOKING STATEMENTS
     This Form 10-K and the documents incorporated by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including various information within the "Capital Resources," "Derivative Instruments," "Year 2000 Readiness" and "Outlook" sections in Management's Discussion and Analysis in Ashland's Annual Report. Words such as "anticipates," "believes," "estimates," "expects," "is likely," "predicts," and variations of such words and similar expressions are intended to identify such forward-looking statements. Although Ashland believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such statements will be achieved. Important factors which could cause actual results to differ materially from those contained in such statements are discussed under "Risks and Uncertainties" in Note A of Notes to Consolidated Financial Statements in Ashland's Annual Report. Other factors and risks affecting Ashland's revenues and operations are discussed below, as well as in other portions of this Form 10-K.
     Ashland's operations are affected by domestic and international political, legislative, regulatory and legal actions. Such actions may include changes in the policies of OPEC or other developments affecting oil-producing countries, changes in tax laws, and changes in environmental, health and safety laws.
     Domestic and international economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, as well as changes in demand for products and services, can also have a significant effect on Ashland's operations. Although Ashland maintains reserves for anticipated liabilities and carries various levels of insurance, Ashland could be affected by civil, criminal, regulatory or administrative actions, claims or proceedings. In addition, climate and weather can significantly affect Ashland in several of its operations such as its APAC construction activities, MAP's heating oil businesses and Arch Coal's sales and production of coal.

ITEM 2. PROPERTIES
     Ashland's corporate headquarters, which is leased, is located in Covington, Kentucky. Principal offices of other major operations are located in Atlanta, Georgia (APAC); Dublin, Ohio (Ashland Distribution and Ashland Specialty Chemical); Lexington, Kentucky (Valvoline); and Russell, Kentucky (Administrative Services), all of which are leased, except for the Russell office, which is owned. Principal manufacturing, marketing and other materially important physical properties of Ashland and its subsidiaries are described under the appropriate segment under Item 1. Additional information concerning certain leases may be found in Note H of Notes to Consolidated Financial Statements in Ashland's Annual Report.

ITEM 3. LEGAL PROCEEDINGS
     ENVIRONMENTAL PROCEEDINGS - (1) As of September 30, 1999, Ashland had been identified as a "potentially responsible party" ("PRP") under Superfund or similar state laws for potential joint and several liability for clean-up costs in connection with alleged releases of hazardous substances in connection with 89 waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the EPA or a state agency, in which Ashland is typically participating as a member of a PRP group. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight, and/or long-term monitoring of environmental conditions at the sites. Ashland carefully monitors the investigatory and remedial activity at many of these sites. Based on its experience with site remediation, its familiarity with current environmental laws and regulations, its analysis of the specific hazardous substances at issue, the existence of other financially viable PRPs and its current estimates of investigatory, clean-up and monitoring costs at each site, Ashland believes that its liability at these sites, either individually or in the aggregate, after taking into account its insurance coverage and established financial reserves, will not have a material adverse effect on Ashland's consolidated financial position, cash flow or liquidity. However, such matters could have a material effect on Ashland's results of operations in a particular quarter or fiscal year as they develop or as new issues are identified. Estimated costs for these matters are recognized in accordance with generally accepted accounting principles governing the likelihood that costs will be incurred and Ashland's ability to reasonably estimate future costs.
     (2) Pursuant to a 1990 Agreed Order with the Commonwealth of Kentucky's Natural Resources and Environmental Protection Cabinet ("NREPC"), Ashland has conducted source investigation and remedial activities related to hydrocarbon contamination of the groundwater beneath the Catlettsburg, Kentucky refinery, operated since 1998 by MAP. In 1999, Ashland and the NREPC initiated negotiations for a new Agreed Order which would identify future investigative efforts and establish timetables for strategic remedial activities. This Order is also expected to include a monetary penalty. In connection with the formation of MAP, Ashland agreed to retain responsibility for this matter. Because discussions are ongoing, Ashland is unable to predict what the final penalty amount might be. However, the penalty amount is not expected to have a material adverse
effect  on  Ashland's  consolidated   financial  position,   cash  flow  or
liquidity.
     LOCKHEED LITIGATION - Ashland was a defendant in a series of cases involving more than 600 former workers at the Lockheed aircraft manufacturing facility in Burbank, California. The plaintiffs alleged personal injuries resulting from exposure to chemicals sold to Lockheed by Ashland, and inadequate labeling of such chemicals. Ashland has reached an agreement with plaintiffs' counsel to fully resolve and settle this matter, subject to execution of appropriate documents by the parties and approval by the court. Ashland believes the settlement amount, which is not material to Ashland, will be covered by insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 1999.

ITEM X.  EXECUTIVE OFFICERS OF ASHLAND
     The following is a list of Ashland's executive officers, their ages and their positions and offices during the last five years (listed alphabetically after the top two officers as to other Senior Vice Presidents, Administrative Vice Presidents and other executive officers).
      PAUL W. CHELLGREN* (age 56) is Chairman of the Board, Chief Executive Officer and Director of Ashland and a Director of Arch Coal, Inc. and has served in such capacities since 1997, 1996, 1992 and 1997, respectively. During the past five years, he has also served as President and Chief Operating Officer of Ashland.
      JOHN A. BROTHERS* (age 59) was an Executive Vice President of Ashland, a position he had held since 1997. During the past five years, he also served as Senior Vice President and Group Operating Officer - The Valvoline Company and Ashland Chemical Company. Mr. Brothers retired effective September 30, 1999.
     JAMES R. BOYD* (age 53) is Senior Vice President and Group Operating Officer - APAC, Inc. and a Director of Arch Coal, Inc., having served in such capacities since 1989, 1993 and 1997, respectively.
      DAVID J. D'ANTONI* (age 54) is Senior Vice President and Group Operating Officer - Ashland Distribution Company and Ashland Specialty Chemical Company and has served in such capacities since 1998 and 1999, respectively. During the past five years, he has also served as President of Ashland Chemical Company.
      JAMES J. O'BRIEN (age 45) is Senior Vice President of Ashland and President of The Valvoline Company and has served in such capacities since 1997 and 1995, respectively. During the past five years, he has also served as Vice President of Ashland and Vice President of Ashland Petroleum Company.
      CHARLES F. POTTS (age 55) is Senior Vice President of Ashland and President of APAC, Inc. and has served in such capacities since 1992.

---------------
*Member of Ashland's Executive Committee

     J. MARVIN QUIN* (age 52) is Senior Vice President and Chief Financial Officer of Ashland and a Director of Arch Coal, Inc. and has served in such capacities since 1992 and 1997, respectively.
     KENNETH L. AULEN (age 50) is Administrative Vice President and Controller of Ashland and has served in such capacities since 1992.
      PHILIP W. BLOCK* (age 52) is  Administrative  Vice  President - Human
Resources of Ashland and a Director of Arch Coal, Inc. and has served in such capacities since 1992 and 1999, respectively.
     PETER M. BOKACH (age 53) is Vice President of Ashland and President of Ashland Distribution Company and has served in such capacities since 1999. During the past five years, he has also served as Group Vice President Distribution of Ashland Chemical Company.
     JAMES A. DUQUIN (age 52) is Vice President of Ashland and President of Ashland Specialty Chemical Company and has served in such capacities since 1999. During the past five years, he has also served as Group Vice President - Specialty Chemical Division and Vice President - IC&S Division of Ashland Chemical Company.
     DAVID L. HAUSRATH* (age 47) is Vice President and General Counsel of Ashland and has served in such capacities since 1998 and 1999, respectively. During the past five years, he has also served as Associate General Counsel and Assistant General Counsel of Ashland.
      J. DAN LACY* (age 52) is Vice President - Corporate Affairs of Ashland and has served in such capacity since 1986.
     RICHARD P. THOMAS* (age 53) is Vice President and Secretary of Ashland and has served in such capacities since 1998 and 1999, respectively. During the past five years, he has also served as Associate General Counsel of Ashland and Administrative Vice President and General Counsel of Ashland Petroleum Company.
     LAMAR M. CHAMBERS (age 45) is Auditor of Ashland and has served in such capacity since 1998. During the past five years, he has also served as Vice President, Finance and Controller of MAP, Administrative Vice President - Finance of Ashland Petroleum Company and Executive Assistant to the Chief Executive Officer of Ashland.

     Each executive officer is elected by the Board of Directors of Ashland to a term of one year, or until his or her successor is duly elected, at the annual meeting of the Board of Directors, except in those instances where the officer is elected other than at an annual meeting of the Board of Directors, in which case his or her tenure will expire at the next annual meeting of the Board of Directors unless the officer is re-elected.

                                  PART II

ITEM 5. MARKET FOR  REGISTRANT'S  COMMON STOCK AND RELATED  SECURITY HOLDER
MATTERS
     There is hereby incorporated by reference the information appearing in Note P of Notes to Consolidated Financial Statements in Ashland's Annual Report.
     At September 30, 1999, there were approximately 21,000 holders of record of Ashland's Common Stock. Ashland Common Stock is listed on the New York and Chicago stock exchanges (ticker symbol ASH) and has trading privileges on the Boston, Cincinnati, Pacific and Philadelphia stock exchanges.
     During the quarter ended September 30, 1999, Ashland issued 790,011 shares of its Common Stock, par value $1.00 per share in connection with the acquisition of Buster Paving Company, Inc., which closed on August 31, 1999. The shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the regulations thereunder.

---------------
*Member of Ashland's Executive Committee

ITEM 6. SELECTED FINANCIAL DATA
     There is hereby incorporated by reference the information appearing under the caption "Five-Year Selected Financial Information" on Page 54 in Ashland's Annual Report.

ITEM 7.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
     There is hereby incorporated by reference the information appearing under the caption "Management's Discussion and Analysis" on Pages 26 to 33 in Ashland's Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      There is hereby incorporated by reference the information appearing under the caption "Derivative Instruments" on Pages 31 and 32 in Ashland's Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      There is hereby incorporated by reference the consolidated financial statements appearing on Pages 35 through 53 in Ashland's Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     There is hereby incorporated by reference the information to appear under the caption "Ashland Inc.'s Board of Directors - Nominees for Election at the 2000 Annual Meeting" and the information regarding Section 16 beneficial ownership reporting compliance in Ashland's definitive Proxy Statement for its January 27, 2000 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after September 30, 1999 ("Proxy Statement"). See also the list of Ashland's executive officers and related information under "Executive Officers of Ashland" in Part I - Item X herein.

ITEM 11. EXECUTIVE COMPENSATION
      There is hereby incorporated by reference the information to appear under the captions "Executive Compensation," "Compensation of Directors" and "Miscellaneous - Personnel and Compensation Committee Interlocks and Insider Participation" in Ashland's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT There is hereby incorporated by reference the information to appear under the caption "Ashland Common Stock Ownership of Directors and Certain Officers of Ashland" and the information regarding the ownership of securities of Ashland in Ashland's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     There is hereby incorporated by reference the information to appear under the caption "Business Relationships" in Ashland's Proxy Statement.

                                  PART IV

ITEM 14. EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K
     (a)  DOCUMENTS  FILED  AS PART OF THIS  REPORT
      (1) and (2)  Financial Statements and Financial Schedule
     The consolidated financial statements and financial schedule of Ashland presented or incorporated by reference in this report are listed in the index on Page 20.

      (3) Exhibits
         3.1      -        Second Restated  Articles of  Incorporation of
                           Ashland,  as amended to January  30, 1998 (filed
                           as  Exhibit  3 to  Ashland's  Form  10-Q for the
                           quarter ended December 31, 1997 and incorporated
                           herein by reference).
         3.2      -        By-laws of Ashland,  as amended to January 28,
                           1999  (filed as Exhibit  3.2 to  Ashland's  Form
                           10-Q for the quarter ended December 31, 1998 and
                           incorporated herein by reference).
         4.1      -        Ashland  agrees  to  provide  the  SEC,  upon
                           request,  copies  of  instruments  defining  the
                           rights of holders of  long-term  debt of Ashland
                           and   all  of   its   subsidiaries   for   which
                           consolidated   or    unconsolidated    financial
                           statements  are  required  to be filed  with the
                           SEC.
         4.2       -       Indenture,  dated as of August 15,  1989,  as
                           amended  and  restated  as of August  15,  1990,
                           between  Ashland and Citibank,  N.A., as Trustee
                           (filed as Exhibit  4(a) to  Ashland's  Form 10-K
                           for the fiscal year ended September 30, 1991 and
                           incorporated herein by reference).
         4.3       -       Rights  Agreement,  dated as of May 16,  1996,
                           between   Ashland  Inc.  and  Harris  Trust  and
                           Savings  Bank,   together  with  Form  of  Right
                           Certificate (filed as Exhibits 4(a) and 4(c), respectively, to Ashland's Form 8-A filed with the SEC on May 16, 1996 and incorporated herein by reference).

     The following Exhibits 10.1 through 10.16 are compensatory plans or arrangements or management contracts required to be filed as exhibits pursuant to Item 601(b)(10)(ii)(A) of Regulation S-K.

         10.1       -      Amended Stock Incentive Plan for Key Employees
                           of Ashland Inc. and its Subsidiaries.
         10.2       -      Ashland Inc.  Deferred  Compensation  Plan for
                           Non-Employee Directors.
         10.3       -      Tenth  Amended  and  Restated   Ashland  Inc.
                           Supplemental  Early  Retirement Plan for Certain
                           Employees.
         10.4       -      Ashland  Inc.  Incentive   Compensation  Plan
                           (filed as Exhibit  10.6 to  Ashland's  Form 10-K
                           for the fiscal year ended September 30, 1993 and
                           incorporated herein by reference).
         10.5       -      Ashland Inc. Salary  Continuation  Plan (filed
                           as Exhibit  10(c).11 to Ashland's  Form 10-K for
                           the fiscal  year ended  September  30,  1988 and
                           incorporated herein by reference).
         10.6       -      Form  of  Ashland  Inc.  Executive  Employment
                           Contract   between   Ashland  Inc.  and  certain
                           executive officers of Ashland.
         10.7       -      Form  of  Indemnification  Agreement  between
                           Ashland  Inc.  and each  member  of its Board of
                           Directors   (filed  as   Exhibit   10(c).13   to
                           Ashland's  Form 10-K for the  fiscal  year ended
                           September  30, 1990 and  incorporated  herein by
                           reference).
         10.8       -      Ashland  Inc.   Nonqualified  Excess  Benefit
                           Pension   Plan   (filed  as  Exhibit   10.11  to
                           Ashland's  Form 10-K for the  fiscal  year ended
                           September  30, 1998 and  incorporated  herein by
                           reference).
         10.9       -      Ashland Inc. Long-Term Incentive Plan.
         10.10      -      Ashland  Inc.  Directors'   Charitable  Award
                           Program  (filed as  Exhibit  10.13 to  Ashland's
                           Form 10-K for the fiscal  year  ended  September
                           30, 1996 and incorporated herein by reference).
         10.11      -      Ashland Inc. 1993 Stock Incentive Plan.
         10.12      -      Ashland Inc. 1995 Performance Unit Plan (filed
                           as Exhibit 10.2 to  Ashland's  Form 10-Q for the
                           quarter ended December 31, 1998 and incorporated
                           herein by reference).
         10.13      -      Ashland Inc.  Incentive  Compensation Plan for
                           Key Executives.
         10.14      -      Ashland Inc. Deferred Compensation Plan.

         10.15      -      Ashland Inc. 1997 Stock  Incentive Plan (filed
                           as Exhibit 10.18 to Ashland's  Form 10-K for the
                           fiscal  year  ended   September   30,  1998  and
                           incorporated herein by reference).
         10.16      -      Retirement  Agreement  with  Michael  D. Rose,
                           director of Ashland.
         10.17      -      Amended and Restated Limited Liability Company
                           Agreement  of  Marathon  Ashland  Petroleum  LLC
                           dated as of December 31, 1998.
         10.18      -      Put/Call,  Registration  Rights and Standstill
                           Agreement  as amended to December 31, 1998
                           among  Marathon  Oil Company,  USX  Corporation,
                           Ashland Inc. and Marathon Ashland Petroleum LLC.
         11          -     Computation  of Earnings Per Share  (appearing
                           on  Page  41  of  Ashland's   Annual  Report  to
                           Shareholders,  incorporated by reference herein,
                           for the fiscal year ended September 30, 1999).
         12          -     Computation  of Ratios of  Earnings  to Fixed
                           Charges and Earnings to Combined  Fixed  Charges
                           and Preferred Stock Dividends.
         13          -     Portions  of  Ashland's   Annual   Report  to
                           Shareholders,  incorporated by reference herein,
                           for the fiscal year ended September 30, 1999.
         21          -     List of subsidiaries.
         23          -     Consent of independent auditors.
         24          -     Power of Attorney,  including  resolutions  of
                           the Board of Directors.
         27          -     Financial  Data  Schedule  for the fiscal year
                           ended September 30, 1999.

      Upon written or oral request, a copy of the above exhibits will be furnished at cost.
     (b) REPORTS ON FORM 8-K
     A report on Form 8-K was filed on September 29, 1999 to announce certain events relating to Ashland's tender offer for Superfos a/s.
     A report on Form 8-K was filed on October 6, 1999 to announce that a tax-free spin-off would be Ashland's preferred alternative for its investment in Arch Coal. The report also noted that Ashland is reviewing its alternatives with respect to a change in its ownership in MAP.
     A report on Form 8-K was filed on October 12, 1999 to announce that shareholders representing more than 90% of the share capital of Superfos a/s accepted Ashland's September 27, 1999 offer and that Ashland will implement the tender offer.

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

                                        ASHLAND INC.
                                         (Registrant)

                                        By:    /s/ Kenneth L. Aulen
                                            --------------------------------
                                           (Kenneth L. Aulen, Administrative
                                            Vice President and Controller)

                                            Date:   December 7, 1999

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT, IN THE CAPACITIES INDICATED, ON DECEMBER 7, 1999.

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


          *
------------------------      Director
PATRICK F. NOONAN


          *
------------------------      Director
JANE C. PFEIFFER


          *
------------------------      Director
MICHAEL D. ROSE


          *
------------------------      Director
WILLIAM L. ROUSE , JR.


          *
------------------------      Director
THEODORE M. SOLSO




*  By: /s/ David L. Hausrath
       --------------------------
       David L. Hausrath
       Attorney-in-Fact





Date:  December 7, 1999

            INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULE

                                                                    Page
                                                                    ----
     Consolidated financial statements:
     Statements of consolidated income ...............................*
     Consolidated balance sheets .....................................*
     Statements of consolidated stockholders' equity .................*
     Statements of consolidated cash flows ...........................*
     Notes to consolidated financial statements ......................*
     Information by industry segment .................................*


     Consolidated financial schedule:
     II - Valuation and qualifying account...........................22
     -----------

         *The consolidated financial statements appearing on Pages 35 through 53 in Ashland's Annual Report are incorporated by reference in this Annual Report on Form 10-K.
         Schedules other than that listed above have been omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto. Separate financial statements for MAP and Arch Coal required by Rule 3-09 of Regulation S-X will be filed as an amendment to this Form 10-K within 90 days after the end of these entities' fiscal years ending December 31, 1999. Separate financial statements of other unconsolidated affiliates are omitted because each company does not constitute a significant subsidiary using the 20% tests when considered individually. Summarized financial information for such affiliates is disclosed in Note E of Notes to Consolidated Financial Statements in Ashland's Annual Report.

                       REPORT OF INDEPENDENT AUDITORS

     We have audited the consolidated financial statements and schedule of Ashland Inc. and consolidated subsidiaries listed in the accompanying index to financial statements and financial schedule (Item 14(a)). These financial statements and schedule are the responsibility of Ashland's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements listed in the accompanying index to financial statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of Ashland Inc. and consolidated subsidiaries at September 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                  /s/ Ernst & Young LLP


Louisville, Kentucky
November 3, 1999

-------------------------------------------------------------------------------
Ashland Inc. and Subsidiaries
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



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

YEAR ENDED SEPTEMBER 30, 1999
Reserves deducted from asset accounts
   Accounts receivable                                       $  19             $ 12          $ (8)(1)          $  -          $  23
   Inventories                                                  11                7            (3)                -             15
-----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30, 1998
Reserves deducted from asset accounts
   Accounts receivable                                       $  25             $  8          $(10)(1)          $ (4)         $  19
   Inventories                                                  11                2            (2)                -             11
-----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30, 1997
Reserves deducted from asset accounts
   Accounts receivable                                       $  27             $  9          $(10)(1)          $ (1)         $  25
   Inventories                                                  10                2            (1)                -             11
-----------------------------------------------------------------------------------------------------------------------------------

(1)  Uncollected amounts written off, net of recoveries of $2 million in 1999, 1998 and 1997.


                                 EXHIBIT INDEX

       Exhibit No.                         Description
       -----------                         -----------

         10.1       -      Amended Stock Incentive Plan for Key Employees
                           of Ashland Inc. and its Subsidiaries.
         10.2       -      Ashland Inc.  Deferred  Compensation  Plan for
                           Non-Employee Directors.
         10.3       -      Tenth  Amended  and  Restated   Ashland  Inc.
                           Supplemental  Early  Retirement Plan for Certain
                           Employees.
         10.6       -      Form  of  Ashland  Inc.  Executive  Employment
                           Contract   between   Ashland  Inc.  and  certain
                           executive officers of Ashland.
         10.9       -      Ashland Inc. Long-Term Incentive Plan.
         10.11      -      Ashland Inc. 1993 Stock Incentive Plan.
         10.13      -      Ashland Inc.  Incentive  Compensation Plan for
                           Key Executives.
         10.14      -      Ashland Inc. Deferred Compensation Plan.
         10.16      -      Retirement  Agreement  with  Michael  D. Rose,
                           director of Ashland.
         10.17      -      Amended and Restated Limited Liability Company
                           Agreement  of  Marathon  Ashland  Petroleum  LLC
                           dated as of December 31, 1998.
         10.18      -      Put/Call,  Registration  Rights and Standstill
                           Agreement  as amended to December 31, 1998
                           among  Marathon  Oil Company,  USX  Corporation,
                           Ashland Inc. and Marathon Ashland Petroleum LLC.
         12          -     Computation  of Ratios of  Earnings  to Fixed
                           Charges and Earnings to Combined  Fixed  Charges
                           and Preferred Stock Dividends.
         13          -     Portions  of  Ashland's   Annual   Report  to
                           Shareholders,  incorporated by reference herein,
                           for the fiscal year ended September 30, 1999.
         21          -     List of subsidiaries.
         23          -     Consent of independent auditors.
         24          -     Power of Attorney,  including  resolutions  of
                           the Board of Directors.
         27          -     Financial  Data  Schedule  for the fiscal year
                           ended September 30, 1999.