Form 10-Q
period 1999-12-31
ASHLAND INC
filed 2000-02-10
CIK 7694

==============================================================================



                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                 FORM 10-Q



          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934




              FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999



                       Commission file number 1-2918



                                ASHLAND INC.
                          (a Kentucky corporation)



                           I.R.S. No. 61-0122250
                        50 E. RiverCenter Boulevard
                               P. O. Box 391
                       Covington, Kentucky 41012-0391



                      Telephone Number: (606) 815-3333



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
         requirements for the past 90 days.  Yes  X   No  _____

         At January 31, 2000, there were 71,030,583 shares of Registrant's Common Stock outstanding. One Right to purchase one-thousandth of a share of Series A Participating Cumulative Preferred Stock accompanies each outstanding share of Registrant's Common Stock.


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

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Three months ended
                                                                                                                December 31
                                                                                                          -------------------------
(In millions except per share data)                                                                            1999          1998
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES
    Sales and operating revenues                                                                          $   1,897     $    1,646
    Equity income (loss)                                                                                       (200)           (40)
    Other income                                                                                                 14             27
                                                                                                         ------------   -----------
                                                                                                              1,711          1,633
COSTS AND EXPENSES
    Cost of sales and operating expenses                                                                      1,537          1,299
    Selling, general and administrative expenses                                                                244            267
    Depreciation, depletion and amortization                                                                     57             51
                                                                                                         ------------   -----------
                                                                                                              1,838          1,617
                                                                                                         ------------   -----------

OPERATING INCOME (LOSS)                                                                                        (127)            16

    Interest expense (net of interest income)                                                                   (43)           (33)
                                                                                                         ------------   -----------

INCOME (LOSS) BEFORE INCOME TAXES                                                                              (170)           (17)

    Income taxes                                                                                                  4              6
                                                                                                         ------------   -----------

NET INCOME (LOSS)                                                                                        $     (166)    $      (11)
                                                                                                         ============   ===========

EARNINGS (LOSS) PER SHARE - Note A
    Basic                                                                                                $    (2.32)    $     (.14)
    Diluted                                                                                              $    (2.32)    $     (.14)

DIVIDENDS PAID PER COMMON SHARE                                                                          $     .275     $     .275



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

-----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------------------
                                                                            December 31         September 30         December 31
(In millions)                                                                      1999                 1999                1998
-----------------------------------------------------------------------------------------------------------------------------------

                               ASSETS
                               ------
CURRENT ASSETS
    Cash and cash equivalents                                                 $      46            $     110            $     91
    Accounts receivable                                                           1,274                1,242               1,109
    Allowance for doubtful accounts                                                 (24)                 (23)                (21)
    Note receivable from Industri Kapital - Note E                                  285                    -                   -
    Inventories - Note A                                                            522                  464                 471
    Deferred income taxes                                                            99                  107                  96
    Other current assets                                                            124                  159                 107
                                                                              ----------           ----------           ---------
                                                                                  2,326                2,059               1,853
INVESTMENTS AND OTHER ASSETS
    Investment in Marathon Ashland Petroleum LLC (MAP)                            2,140                2,172               1,958
    Investment in Arch Coal                                                         178                  417                 419
    Cost in excess of net assets of companies acquired                              503                  220                 212
    Other noncurrent assets                                                         291                  264                 338
                                                                              ----------           ----------           ---------
                                                                                  3,112                3,073               2,927
PROPERTY, PLANT AND EQUIPMENT
    Cost                                                                          2,902                2,649               2,472
    Accumulated depreciation, depletion and amortization                         (1,390)              (1,357)             (1,289)
                                                                              ----------           ----------           ---------
                                                                                  1,512                1,292               1,183
                                                                              ----------           ----------           ---------
                                                                              $   6,950            $   6,424            $  5,963
                                                                              ==========           ==========           =========
                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

CURRENT LIABILITIES
    Debt due within one year                                                  $     544            $     219            $    225
    Trade and other payables                                                      1,033                1,135               1,051
    Income taxes                                                                     87                   42                 120
                                                                              ----------           ----------           ---------
                                                                                  1,664                1,396               1,396
NONCURRENT LIABILITIES
    Long-term debt (less current portion)                                         2,198                1,627               1,511
    Employee benefit obligations                                                    421                  418                 454
    Deferred income taxes                                                           139                  226                   7
    Reserves of captive insurance companies                                         179                  175                 175
    Other long-term liabilities and deferred credits                                377                  382                 357
    Commitments and contingencies - Note D                                            -                    -                   -
                                                                              ----------           ----------           ---------
                                                                                  3,314                2,828               2,504

COMMON STOCKHOLDERS' EQUITY                                                       1,972                2,200               2,063
                                                                              ----------           ----------           ---------
                                                                              $   6,950            $   6,424            $  5,963
                                                                              ==========           ==========           =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

-----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Accumulated
                                                                                                              other
                                                        Common        Paid-in       Retained          comprehensive
(In millions)                                            stock        capital       earnings                   loss         Total
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT OCTOBER 1, 1998                            $     76       $    602      $   1,501       $           (42)       $ 2,137
   Total comprehensive income (loss) (1)                                                 (11)                   (1)           (12)
   Dividends                                                                             (20)                                 (20)
   Issued common stock under
     Stock incentive plans                                                  5                                                   5
     Acquisitions of other companies                                        7                                                   7
   Repurchase of common stock                               (1)           (53)                                                (54)
                                                      ---------      ---------     ----------      ----------------       --------
BALANCE AT DECEMBER 31, 1998                          $     75       $    561      $   1,470       $           (43)       $ 2,063
                                                      =========      =========     ==========      ================       ========


BALANCE AT OCTOBER 1, 1999                            $     72       $    464      $   1,710       $           (46)       $ 2,200
   Total comprehensive income (loss) (1)                                                (166)                   (6)          (172)
   Dividends                                                                             (19)                                 (19)
   Issued common stock for
     acquisitions of other companies                                        1                                                   1
   Repurchase of common stock                               (1)           (37)                                                (38)
                                                      ---------      ---------     ----------      ----------------       --------
BALANCE AT DECEMBER 31, 1999                          $     71       $    428      $   1,525       $           (52)       $ 1,972
                                                      =========      =========     ==========      ================       ========

-----------------------------------------------------------------------------------------------------------------------------------
(1) Reconciliations of net income (loss) to total  comprehensive  income (loss) follow.

                                                                                                       Three months ended
                                                                                                           December 31
                                                                                                    ---------------------------
        (In millions)                                                                                     1999           1998
     --------------------------------------------------------------------------------------------------------------------------

        Net income (loss)                                                                           $     (166)     $     (11)
        Unrealized translation adjustments                                                                 (10)             1
           Related tax benefit                                                                               4              -
        Unrealized gains (losses) on securities                                                              -             (1)
          Related tax benefit                                                                                -              -
        Gains on securities included in net income                                                           -             (2)
          Related tax expense                                                                                -              1
                                                                                                    -----------     -----------
        Total comprehensive income (loss)                                                           $     (172)     $     (12)
                                                                                                    ===========     ===========

     --------------------------------------------------------------------------------------------------------------------------
     At December 31, 1999, the accumulated other  comprehensive  loss was comprised of net unrealized  translation losses of $42 million and a minimum pension liability of $10 million.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

-----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Three months ended
                                                                                                                  December 31
                                                                                                   --------------------------------
(In millions)                                                                                             1999                 1998
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATIONS
    Net income (loss)                                                                                $   (166)            $    (11)
    Expense (income) not affecting cash
      Depreciation, depletion and amortization                                                             57                   51
      Deferred income taxes                                                                               (38)                 (37)
      Equity loss (income) from affiliates                                                                200                   40
      Distributions from equity affiliates                                                                 70                  106
    Change in operating assets and liabilities (1)                                                       (132)                 (76)
                                                                                                     -----------          ----------
                                                                                                           (9)                  73

CASH FLOWS FROM FINANCING
    Proceeds from issuance of long-term debt                                                              636                    -
    Proceeds from issuance of common stock                                                                  -                    3
    Repayment of long-term debt                                                                           (40)                 (21)
    Repurchase of common stock                                                                            (38)                 (54)
    Increase in short-term debt                                                                           296                  109
    Dividends paid                                                                                        (19)                 (20)
                                                                                                     -----------          ----------
                                                                                                          835                   17

CASH FLOWS FROM INVESTMENT
    Additions to property, plant and equipment                                                            (65)                 (48)
    Purchase of operations - net of cash acquired (2)                                                    (825)                  (8)
    Investment purchases (3)                                                                               (4)                 (42)
    Investment sales and maturities (3)                                                                     1                   64
    Other - net                                                                                             3                    1
                                                                                                     -----------          ----------
                                                                                                         (890)                 (33)
                                                                                                     -----------          ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                          (64)                  57

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                           110                   34
                                                                                                     -----------          ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                            $     46             $     91
                                                                                                     ===========          ==========

-----------------------------------------------------------------------------------------------------------------------------------

(1)  Excludes changes resulting from operations acquired or sold.
(2) Amounts exclude acquisitions through the issuance of common stock of $1 million in 1999 and $7 million in 1998. The 1999 amount is expected to be reduced by $285 million in the March 2000 quarter upon the redemption of the note receivable from Industri Kapital received in connection with the sale of the non-U.S. construction operations of Superfos.
(3) Represents primarily investment transactions of captive insurance companies.


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

-------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

         INTERIM FINANCIAL REPORTING

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Although such statements are subject to any year-end audit adjustments which may be necessary, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 1999. Results of operations for the quarter ended December 31, 1999, are not necessarily indicative of results to be expected for the year ending September 30, 2000.

         INVENTORIES

         ----------------------------------------------------------------------------------------------------------------------
                                                                          December 31        September 30         December 31
           (In millions)                                                         1999                1999                1998
         ----------------------------------------------------------------------------------------------------------------------
           Chemicals and plastics                                             $   394              $  358              $  376
           Construction materials                                                  73                  55                  41
           Petroleum products                                                      54                  45                  53
           Other products                                                          52                  55                  48
           Supplies                                                                 6                   5                   9
           Excess of replacement costs over LIFO carrying values                  (57)                (54)                (56)
                                                                              --------             -------             -------
                                                                              $   522              $  464              $  471
                                                                              ========             =======             =======

         EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (EPS). No shares are added to the diluted computation for assumed exercises of stock options, since their effect is antidilutive in the event of a loss.

           -------------------------------------------------------------------------------------------------------------------
                                                                                                        Three months ended
                                                                                                            December 31
                                                                                                       -----------------------
           (In millions except per share data)                                                             1999          1998
           --------------------------------------------------------------------------------------------------------------------
           NUMERATOR
           Numerator for basic and diluted EPS - Net income (loss)                                     $   (166)    $     (11)
                                                                                                       ==========   ===========
           DENOMINATOR
           Denominator for basic EPS - Weighted average
              common shares outstanding                                                                      72            75
           Common shares issuable upon exercise of stock options                                              -             -
                                                                                                       ----------   -----------
           Denominator for diluted EPS - Adjusted weighted
              average shares and assumed conversions                                                         72            75
                                                                                                       ==========   ===========

           BASIC EARNINGS (LOSS) PER SHARE                                                             $  (2.32)    $    (.14)
           DILUTED EARNINGS (LOSS) PER SHARE                                                           $  (2.32)    $    (.14)





-------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE B - UNUSUAL ITEMS

         During the quarter ended December 31, 1999, Ashland recognized a charge related to asset impairment and restructuring costs recorded by 58-percent owned Arch Coal, Inc. The charge is largely due to the write-down of assets at Arch Coal's Dal-Tex and Hobet 21 mining operations and certain coal reserves in central Appalachia.

         Marathon Ashland Petroleum LLC (MAP) maintains an inventory valuation reserve to reduce the LIFO cost of its inventories to their net realizable values. Adjustments in that reserve are recognized quarterly based on changes in petroleum product prices, creating non-cash charges or credits to Ashland's earnings. No adjustments to the reserve were required during the December 1999 quarter.

         The following tables show the effects of these unusual items on Ashland's operating income, net income and diluted earnings per share for the periods ended December 31, 1999, and 1998.

          -----------------------------------------------------------------------------------------------------------------------
                                                                                                         Three months ended
                                                                                                             December 31
                                                                                                      ---------------------------
           (In millions except per share data)                                                             1999            1998
          ------------------------------------------------------------------------------------------------------------------------
           Operating income before unusual items                                                       $    108        $    109
             Arch Coal asset impairment write-down and
               restructuring costs                                                                         (235)              -
             MAP inventory valuation adjustments                                                              -             (93)
                                                                                                      ------------    ------------
           Operating income (loss) as reported                                                         $   (127)       $     16
                                                                                                      ============    ============

           Net income before unusual items                                                             $     37        $     46
             Arch Coal asset impairment write-down and
               restructuring costs                                                                         (203)              -
             MAP inventory valuation adjustments                                                              -             (57)
                                                                                                      ------------    ------------
           Net income (loss) as reported                                                               $   (166)       $    (11)
                                                                                                      ============    ============

           Diluted earnings per share before unusual items                                             $    .52        $    .62
             Impact of unusual items                                                                      (2.84)           (.76)
                                                                                                      ------------    ------------
           Diluted earnings (loss) per share as reported                                               $  (2.32)       $   (.14)
                                                                                                      ============    ============


-------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE C - UNCONSOLIDATED AFFILIATES

         Ashland  is  required  by  Rule  3-09  of  Regulation  S-X to file separate financial statements for its two significant unconsolidated affiliates, Marathon Ashland Petroleum LLC (MAP) and Arch Coal, Inc. Such financial statements for the year ended December 31, 1998, were filed on a Form 10-K/A on March 17, 1999. Financial statements for the year ended December 31, 1999, will be filed by means of a Form 10-K/A on or before March 30, 2000. Unaudited income statement information for these companies is shown below.

         MAP is organized as a limited liability company (LLC) that has elected to be taxed as a partnership. Therefore, the parents are responsible for income taxes applicable to their share of MAP's taxable income. The net income reflected below for MAP does not include any provision for income taxes which will be incurred by its parents.

           --------------------------------------------------------------------------------------------------------------------
                                                                                                      Three months ended
                                                                                                          December 31
                                                                                                 ------------------------------
           (In millions)                                                                                 1999            1998
           --------------------------------------------------------------------------------------------------------------------
           MAP
              Sales and operating revenues                                                          $   6,003        $  4,698
              Income (loss) from operations                                                               106             (91)
              Net income (loss)
                Including inventory valuation adjustments                                                 111             (88)
                Excluding inventory valuation adjustments                                                 111             156
              Ashland's equity income (loss)
                Including inventory valuation adjustments                                                  36             (40)
                Excluding inventory valuation adjustments                                                  36              53
           Arch Coal
              Sales and operating revenues                                                          $     356        $    394
              Income (loss) from operations                                                              (374)             14
              Net income (loss)
                Including asset impairment and restructuring costs                                       (348)              -
                Excluding asset impairment and restructuring costs                                         (4)              -
              Ashland's equity income (loss)
                Including asset impairment and restructuring costs                                       (237)             (1)
                Excluding asset impairment and restructuring costs                                         (2)             (1)

NOTE D - LITIGATION, CLAIMS AND CONTINGENCIES

         Ashland is subject to various federal, state and local environmental laws and regulations that require remediation efforts at multiple locations, including current operating facilities, operating facilities conveyed to MAP, previously owned or operated facilities, and Superfund or other waste sites. For information regarding environmental reserves, see the "Miscellaneous - Environmental Matters" section of Ashland's Form 10-K.

         Environmental reserves are subject to numerous inherent uncertainties that affect Ashland's ability to estimate its share of the ultimate costs of required remediation efforts. Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites. Reserves are regularly adjusted as environmental assessments and remediation efforts proceed.

-------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE D - LITIGATION, CLAIMS AND CONTINGENCIES (continued)

         Ashland was a defendant in a series of cases involving more than 600 former workers at the Lockheed aircraft manufacturing facility in Burbank, California. The plaintiffs alleged personal injuries resulting from exposure to chemicals sold to Lockheed by Ashland, and inadequate labeling of such chemicals. The parties have executed an agreement to fully resolve and settle this matter, which is subject to approval by the court. Ashland believes the settlement amount, which is not material to Ashland, will be covered by insurance.

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

NOTE E - ACQUISITIONS

         In October 1999, Ashland completed its tender offer for Superfos a/s, a Denmark based industrial company. In November 1999, in a series of transactions, Ashland sold the businesses of Superfos, other than its U.S. construction operations, to a unit of Industri Kapital, a European private equity fund. In the November transactions, Ashland received from Industri Kapital a short-term note for $285 million, which is expected to be redeemed by the end of the March 2000 quarter. Ashland's net cost for the U.S. construction business of Superfos was approximately $537 million.

         Primarily as a result of this acquisition, APAC's total assets increased from $996 million at September 30, 1999, to $1.583 billion at December 31, 1999. APAC's capital employed increased from $663 million at September 30, 1999, to $1.196 billion at December 31, 1999. For Ashland's fiscal year ended September 30, 1999, the U.S. construction operations of Superfos generated sales and operating revenues of $557 million and operating income of $30 million.

         The acquisition was funded with short-term debt and a $600 million, floating-rate bank credit agreement that matures in increasing payments between 2000 and 2004. As a result of this new debt and the $203 million charge to earnings resulting from Arch Coal's asset impairment write-down and restructuring costs (see Note B), Ashland's debt amounted to 58% of capital employed at December 31, 1999. Ashland intends to reduce debt upon redemption of the $285 million note in the March 2000 quarter.

------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Three months ended
                                                                                                              December 31
                                                                                                      ------------------------------
(In millions)                                                                                               1999             1998
 -----------------------------------------------------------------------------------------------------------------------------------
REVENUES
   Sales and operating revenues
     APAC                                                                                             $      605       $      428
     Ashland Distribution                                                                                    768              706
     Ashland Specialty Chemical                                                                              314              309
     Valvoline                                                                                               239              234
     Intersegment sales
       Ashland Distribution                                                                                  (10)              (8)
       Ashland Specialty Chemical                                                                            (19)             (22)
       Valvoline                                                                                               -               (1)
                                                                                                      ------------     ------------
                                                                                                           1,897            1,646
   Equity income (loss)
     Ashland Specialty Chemical                                                                                1                1
     Refining and Marketing                                                                                   36              (40)
     Arch Coal                                                                                              (237)              (1)
                                                                                                      ------------     ------------
                                                                                                            (200)             (40)
   Other income
     APAC                                                                                                      2                2
     Ashland Distribution                                                                                      2                2
     Ashland Specialty Chemical                                                                                6                5
     Valvoline                                                                                                 1                2
     Refining and Marketing                                                                                    2                9
     Corporate                                                                                                 1                7
                                                                                                      ------------     ------------
                                                                                                              14               27
                                                                                                      ------------     ------------
                                                                                                      $    1,711       $    1,633
                                                                                                      ============     ============
OPERATING INCOME (1)
   APAC                                                                                               $       38       $       26
   Ashland Distribution                                                                                       13               13
   Ashland Specialty Chemical                                                                                 29               28
   Valvoline                                                                                                  11               11
   Refining and Marketing                                                                                     33              (41)
   Arch Coal                                                                                                (238)              (1)
   Corporate                                                                                                 (13)             (20)
                                                                                                      ------------     ------------
                                                                                                      $     (127)      $       16
                                                                                                      ============     ============


-----------------------------------------------------------------------------------------------------------------------------------
(1) See Note B to the Condensed  Consolidated  Financial  Statements  for a discussion of unusual items.

------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

  ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Three months ended
                                                                                                              December 31
                                                                                                      -----------------------------
                                                                                                           1999            1998
  ---------------------------------------------------------------------------------------------------------------------------------
  OPERATING INFORMATION
     APAC
       Construction backlog at December 31 (millions)                                                 $   1,210        $    770
       Hot mix asphalt production (million tons)                                                            8.8             6.8
       Aggregate production (million tons)                                                                  6.4             5.2
       Ready-mix concrete production (thousand cubic yards)                                                 597             332
     Ashland Distribution (1)
       Sales per shipping day (millions)                                                              $    12.6        $   11.4
       Gross profit as a percent of sales                                                                  15.5%           15.7%
     Ashland Specialty Chemical (1)
       Sales per shipping day (millions)                                                              $     5.1        $    5.0
       Gross profit as a percent of sales                                                                  36.0%           36.1%
     Valvoline lubricant sales (thousand barrels per day)                                                  11.3            11.5
     Refining and Marketing (2)
       Refined products sold (thousand barrels per day)                                                   1,320           1,239
       Crude oil refined (thousand barrels per day)                                                         824             862
       Merchandise sales (millions)                                                                   $     543        $    487
     Arch Coal (2)
       Tons sold (millions)                                                                                28.4            26.5
       Tons produced (millions)                                                                            28.6            24.8
  ---------------------------------------------------------------------------------------------------------------------------------
(1)  Sales are defined as sales and  operating  revenues.  Gross  profit is defined  as sales  and  operating  revenues,  less  cost of sales  and operating  expenses,  less  depreciation and amortization  relative to manufacturing assets.
(2)  Amounts represent 100 percent of the volumes of MAP or Arch Coal.


-------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

         Ashland recorded a net loss of $166 million for the quarter ended December 31, 1999, compared to a net loss of $11 million for the quarter ended December 31, 1998. Excluding unusual items described in Note B to the Condensed Consolidated Financial Statements, net income amounted to $37 million in the 1999 period, compared to $46 million in the 1998 period. The decline was due to higher crude oil prices and continued weakness in eastern coal markets, which affected Ashland's equity investments, and increased interest expense resulting from debt incurred to purchase the U.S. construction operations of Superfos a/s. Combined operating income from Ashland's wholly owned businesses was up 17%. The increase came primarily from APAC, which benefited from the Superfos acquisition and a change in estimated depreciable lives and salvage values for APAC's construction equipment. Operating income from Ashland Distribution, Ashland Specialty Chemical and Valvoline was comparable to prior year results.

         APAC

         Operating income from APAC's construction operations totaled $38 million for the December 1999 quarter, up $12 million from the December 1998 quarter. Results reflect 10 weeks of operations and $6 million in operating income from the recently acquired U.S. construction operations of Superfos (see Note E to the Condensed Consolidated Financial Statements). The integration of these new operations is proceeding as planned and further progress is expected during the winter season, typically a slower period for the construction industry. The increased earnings also reflect a $5 million reduction in depreciation expense related to changes in the estimated useful lives and salvage values of APAC's construction equipment. The construction backlog at December 31, 1999, amounted to $1.21 billion, up 57% from the December 1998 level. The Superfos operations added $305 million to the backlog.

         As a result of the Superfos acquisition, 13 other acquisitions completed during the past year, the growth of the historical APAC businesses and the change in depreciation, Ashland expects APAC to generate operating income of roughly $170 million in fiscal 2000, up from $108 million in fiscal 1999.

         ASHLAND DISTRIBUTION

         Ashland Distribution reported operating income of $13 million for the quarter ended December 31, 1999, even with results for last year's December quarter. General Polymers and FRP Supply continued to build on record performances achieved in fiscal 1999. Both units benefited from improved sales volumes and FRP Supply also achieved higher margins. Ashland Plastics Europe improved due to an increase in their gross profit percentage. However, results for Industrial Chemicals & Solvents declined due to higher costs for petroleum based raw materials, reflecting rising crude oil prices.

         During the quarter, Ashland announced two external e-commerce alliances and successfully launched customized e-commerce web sites for Industrial Chemicals & Solvents, General Polymers and FRP Supply. Initial acceptance and growth rates are promising, and work continues on adding additional product lines to this exciting channel.

         ASHLAND SPECIALTY CHEMICAL

         For the quarter ended December 31, 1999, Ashland Specialty Chemical reported operating income of $29 million, compared to $28 million reported for the December 1998 quarter. Specialty Polymers &

-------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

-------------------------------------------------------------------------------

         ASHLAND SPECIALTY CHEMICAL (CONTINUED)

         Adhesives set a December quarter profit record on the strength of continued good performance in the pressure-sensitive adhesives and specialty resins product lines. Drew Industrial also achieved record December quarter results and Electronic Chemicals continued its improvement following the worldwide semiconductor recession in 1998. However, results for Composite Polymers declined due to lower margins.

         VALVOLINE

         Valvoline reported operating income of $11 million for the December 1999 quarter, even with results for the December 1998 quarter. Although volumes remained strong for Valvoline's branded lubricants business, margins were adversely affected by increased prices of lube base stocks, reflecting higher crude oil prices. In addition, Valvoline Instant Oil Change declined due to higher operating costs. These declines were offset primarily by stronger fundamentals in the antifreeze business and a slight improvement in international operations.

         REFINING AND MARKETING

         Operating income from Refining and Marketing amounted to $33 million for the quarter ended December 31, 1999. This compares to $52 million for the quarter ended December 31, 1998 (excluding $93 million in unfavorable inventory market valuation adjustments). Results for both periods include Ashland's 38% share of MAP's earnings, amortization of Ashland's excess investment in MAP, and results of certain retained refining and marketing activities. The decline in operating income was primarily due to reduced margins at both the wholesale and retail levels, as prices of refined products did not keep pace with increases in crude oil prices. In addition to the decline in refined product margins, the merchandise margin percentage for the retail operations was also down. The margin declines were partially offset by higher refined product sales volumes at both the wholesale and retail levels, and increased merchandise sales volumes for the retail operations. In addition, transportation operations showed an improvement over the prior year, due to the elimination of losses incurred by the former Scurlock Permian operations that were sold in April 1999.

         During the quarter, MAP completed the purchase of certain Michigan assets from Ultramar Diamond Shamrock. This acquisition, which included 178 company-owned retail outlets, will help strengthen MAP's market position in the Midwest.

         ARCH COAL

         Excluding  the  $235  million  charge  for  asset  impairment  and restructuring costs described in Note B to the Condensed Consolidated Financial Statements, Ashland recorded a loss of $3 million from its investment in Arch Coal for the December 1999 quarter, compared to a loss of $1 million for the December 1998 quarter. The decline reflects extremely depressed eastern coal prices, rail service problems at Arch's eastern mines, and a difficult longwall move that reduced operating income at the Mingo Logan operation in southern West Virginia. Ashland continues to pursue spin-off alternatives for its investment in Arch, including both tax-free and taxable distributions.

-------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

-------------------------------------------------------------------------------

         CORPORATE

         Corporate expenses amounted to $13 million in the quarter ended December 31, 1999, compared to $20 million for the quarter ended December 31, 1998. The prior year quarter included transition costs associated with the restructuring of corporate general and administrative functions and the relocation of corporate headquarters to Covington, Ky. The current year quarter includes environmental insurance recoveries and lower incentive compensation costs.

         INTEREST EXPENSE (NET OF INTEREST INCOME)

         For the quarter ended December 31, 1999, interest expense (net of interest income) totaled $43 million, compared to $33 million for the December 1998 quarter. The increase reflects higher debt levels resulting primarily from the $600 million, floating-rate bank credit agreement and short-term debt used to finance the acquisition of the U.S. construction operations of Superfos. Ashland intends to reduce debt in the March 2000 quarter from proceeds of the expected redemption of the $285 million note received in connection with the sale of the non-U.S. construction operations of Superfos.

FINANCIAL POSITION

         LIQUIDITY

         Ashland's financial position has enabled it to obtain capital for its financing needs and to maintain investment grade ratings on its senior debt of Baa2 from Moody's and BBB from Standard & Poor's. Ashland has two revolving credit agreements providing for up to $400 million in borrowings, neither of which was in use at December 31, 1999. Under a shelf registration, Ashland can also issue an additional $450 million in debt and equity securities should future opportunities or needs arise. Furthermore, Ashland has access to various uncommitted lines of credit and commercial paper markets, under which $478 million of short-term borrowings were outstanding at December 31, 1999. The revolving credit agreements contain a covenant limiting new borrowings. Primarily due to the debt incurred to finance the acquisition of the U.S. construction operations of Superfos and the $203 million charge to earnings resulting from Arch Coal's asset impairment write-down and restructuring costs, additional debt permissible has been reduced from $1.454 billion at September 30, 1999, to $216 million at December 31, 1999. Ashland intends to reduce debt in the March 2000 quarter from proceeds of the expected redemption of the $285 million note received in the Superfos transaction, thereby increasing additional debt permissible by an equal amount.

         Cash flows from operations, a major source of Ashland's liquidity, amounted to a deficit of $9 million for the quarter ended December 31, 1999, compared to $73 million for the quarter ended December 31, 1998. The decrease reflects reduced cash distributions from MAP and increased working capital requirements. Ashland's capital requirements for net property additions and dividends exceeded cash flows from operations by $90 million for the quarter ended December 31, 1999.

         Operating working capital (accounts and notes receivable, plus inventories, less trade and other payables) at December 31, 1999, was $1.024 billion, compared to $548 million at September 30, 1999, and $508 million at December 31, 1998. Liquid assets (cash, cash equivalents, accounts and notes receivable) amounted to 95% of current liabilities at December 31, 1999, compared to 95% at September 30, 1999, and 84% at December 31, 1998. Ashland's working capital is affected by its use of the LIFO method of inventory valuation, which valued inventories $57 million below their replacement costs at December 31, 1999.

-------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

-------------------------------------------------------------------------------

         CAPITAL RESOURCES

         For the quarter ended December 31, 1999, property additions amounted to $65 million, compared to $48 million for the same period last year. Property additions and cash dividends for the remainder of fiscal 2000 are estimated at $225 million and $60 million. Under Ashland's share repurchase program initiated in August 1998, Ashland had repurchased 7.3 million shares through December 31, 1999, with remaining authority to repurchase an additional 2.1 million shares. The number of shares ultimately purchased and the prices Ashland will pay for its stock are subject to periodic review by management. Ashland anticipates meeting its remaining 2000 capital requirements for property additions, dividends and scheduled debt repayments of $63 million from internally generated funds. However, external financing may be necessary to fund common stock repurchases and acquisitions.

         At December 31, 1999, Ashland's debt level amounted to $2.742 billion, compared to $1.846 billion at September 30, 1999. The increase reflects a $600 million, floating-rate bank credit agreement and short-term debt incurred to finance the acquisition of the U.S. construction operations of Superfos. Common stockholders' equity decreased by $228 million during the quarter ended December 31, 1999, reflecting the $203 million charge to earnings resulting from Arch Coal's asset impairment write-down and restructuring costs. As a result, debt as a percent of capital employed amounted to 58% at December 31, 1999, compared to 46% at September 30, 1999. Ashland's long-term debt included $638 million of floating-rate debt at December 31, 1999. As a result, Ashland's interest costs for the remainder of 2000 will fluctuate based on short-term interest rates on that portion of its long-term debt outstanding, as well as on any short-term notes and commercial paper.

ENVIRONMENTAL MATTERS

         Federal, state and local laws and regulations relating to the protection of the environment have resulted in higher operating costs and capital investments by the industries in which Ashland operates. Because of the continuing trends toward greater environmental awareness and ever increasing regulations, Ashland believes that expenditures for environmental compliance will continue to have a significant effect on its businesses. Although it cannot accurately predict how such trends will affect future operations and earnings, Ashland believes the nature and significance of its ongoing compliance costs will be comparable to those of its competitors. For information on certain specific environmental proceedings and investigations, see the "Legal Proceedings" section of this Form 10-Q. For information regarding environmental reserves, see the "Miscellaneous - Environmental Matters" section of Ashland's Form 10-K.

         Environmental reserves are subject to numerous inherent uncertainties that affect Ashland's ability to estimate its share of the ultimate costs of required remediation efforts. Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites. Reserves are regularly adjusted as environmental assessments and remediation efforts proceed.

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

-------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

-------------------------------------------------------------------------------

YEAR 2000

         Ashland experienced no significant Year 2000 transition problems and does not anticipate any significant problems in the future.

FORWARD LOOKING STATEMENTS

         This Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, with respect to Ashland's operating performance and earnings. Estimates as to operating performance and earnings are based upon a number of assumptions, including (among others) prices, supply and demand, market conditions, cost of raw materials, weather and operating efficiencies. Although Ashland believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations reflected herein will be achieved. This forward-looking information may prove to be inaccurate, and actual results may differ significantly from those anticipated. Other factors and risks affecting Ashland are contained in Ashland's Form 10-K for the fiscal year ended September 30, 1999.

                        PART II - OTHER INFORMATION
-------------------------------------------------------------------------------

ITEM 1. LEGAL PROCEEDINGS

         Environmental Proceedings - (1) As of December 31, 1999, Ashland had been identified as a "potentially responsible party" ("PRP") under Superfund or similar state laws for potential joint and several liability for clean-up costs in connection with alleged releases of hazardous substances in connection with 89 waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the EPA or a state agency, in which Ashland is typically participating as a member of a PRP group. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight, and/or long-term monitoring of environmental conditions at the sites. Ashland carefully monitors the investigatory and remedial activity at many of these sites. Based on its experience with site remediation, its familiarity with current environmental laws and regulations, its analysis of the specific hazardous substances at issue, the existence of other financially viable PRPs and its current estimates of investigatory, clean-up and monitoring costs at each site, Ashland believes that its liability at these sites, either individually or in the aggregate, after taking into account its insurance coverage and established financial reserves, will not have a material adverse effect on Ashland's consolidated financial position, cash flow or liquidity. However, such matters could have a material effect on Ashland's results of operations in a particular quarter or fiscal year as they develop or as new issues are identified. Estimated costs for these matters are recognized in accordance with generally accepted accounting principles governing the likelihood that costs will be incurred and Ashland's ability to reasonably estimate future costs.

         (2) Pursuant to a 1990 Agreed Order with the Commonwealth of Kentucky's Natural Resources and Environmental Protection Cabinet ("NREPC"), Ashland has conducted source investigation and remedial activities related to hydrocarbon contamination of the groundwater beneath the Catlettsburg, Kentucky refinery, operated since 1998 by Marathon Ashland Petroleum LLC ("MAP"). In 1999, Ashland and the NREPC initiated negotiations for a new Agreed Order which would identify future investigative efforts and establish timetables for strategic remedial activities. This Order is also expected to include a monetary penalty. In connection with the formation of MAP, Ashland agreed to retain responsibility for this matter. Because discussions are ongoing, Ashland is unable to predict what the final penalty amount might be. However, the penalty amount is not expected to have a material adverse effect on Ashland's consolidated financial position, cash flow or liquidity.

         Lockheed Litigation - Ashland was a defendant in a series of cases involving more than 600 former workers at the Lockheed aircraft manufacturing facility in Burbank, California. The plaintiffs alleged personal injuries resulting from exposure to chemicals sold to Lockheed by Ashland, and inadequate labeling of such chemicals. The parties have executed an agreement to fully resolve and settle this matter, which is subject to approval by the court. Ashland believes the settlement amount, which is not material to Ashland, will be covered by insurance.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended December 31, 1999, Ashland issued an additional 24,613 shares of its Common Stock, par value $1.00 per share in connection with the acquisition of Crowell Constructors, Inc. which closed on February 12, 1999. The shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the regulations thereunder.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) Ashland's  Annual Meeting of Shareholders  was held on January
             27,  2000,  at  the  Metropolitan   Club,  50  E.  RiverCenter
             Boulevard, Covington, Kentucky at 10:30 a.m.

         (b) Ashland's shareholders at said meeting elected three directors (Paul W. Chellgren, Patrick F. Noonan, Jane C. Pfeiffer) to serve a three-year term and one director (Theodore M. Solso) to serve a one-year term.

                                                     Votes
                                                     -----
                                          Affirmative       Withheld
                                          -----------       --------

              -   Paul W. Chellgren       60,376,783        4,132,767
              -   Patrick F. Noonan       59,642,322        4,867,228
              -   Jane C. Pfeiffer        61,099,263        3,410,287
              -   Theodore M. Solso       61,233,483        3,276,067

             Directors who continued in office: Frank C. Carlucci, James B. Farley, Bernadine P. Healy, M.D., W. L. Rouse, Jr., Samuel C. Butler, Ernest H. Drew and Mannie L. Jackson.

         (c) Ashland's shareholders at said meeting ratified the appointment of Ernst & Young LLP as independent auditors for fiscal year 2000 by a vote of 63,128,619 affirmative, to 1,073,518 negative and 307,413 abstention votes.

         (d) Ashland's shareholders at said meeting approved the Ashland Inc. Incentive Plan by a vote of 55,193,588 affirmative, to 8,255,757 negative and 1,060,205 abstention votes.

         (e) The results of voting on a shareholder proposal to spin-off Ashland Chemical, APAC and Valvoline as three separate companies were 50,678,646 negative, to 8,398,101 affirmative, 1,123,893 abstention votes and 4,308,910 broker non-votes.

         (f) The results on a shareholder proposal recommending that the Board of Directors engage the services of a nationally recognized investment banker to explore alternatives to enhance the value of Ashland were 39,290,327 negative, to 19,770,843 affirmative, 1,139,470 abstention votes and 4,308,910 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

          3.2    By-laws of Ashland, as amended to January 26, 2000
          10.1   Ashland Inc. Incentive Plan
          12     Computation  of Ratios of Earnings to Fixed  Charges and
                 Earnings to Combined  Fixed  Charges and  Preferred Stock
                 Dividends
          27     Financial Data Schedule

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

         A report on Form 8-K was filed on January 24, 2000 to announce that Ashland continues to pursue spin-off alternatives for its investment in Arch Coal, including both tax-free and taxable distributions.

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


                                    Ashland Inc.
                                   ------------------------------------
                                    (Registrant)




Date:                               /s/ Kenneth L. Aulen
                                   ------------------------------------
                                   Kenneth L. Aulen
                                   Administrative   Vice  President  and
                                   Controller (Chief Accounting Officer)


Date:                               /s/ David L. Hausrath
                                   ------------------------------------
                                   David L. Hausrath
                                   Vice President and General Counsel

                               EXHIBIT INDEX

Exhibit No.              Description
-----------         --------------------------------------------------------

     3.2            By-laws of Ashland, as amended to January 26, 2000
     10.1           Ashland Inc. Incentive Plan
     12             Computation of Ratios of Earnings to Fixed Charges and
                    Earnings to Combined Fixed Charges and Preferred Stock
                    Dividends
     27             Financial Data Schedule