Form 10-K/A
period 1999-09-30
ASHLAND INC
filed 2000-03-21
CIK 7694

===============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

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

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

               At November 30, 1999, based on the New York Stock Exchange closing price, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $2,394,294,188. In determining this amount, the Registrant has assumed that directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose.

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

===============================================================================

                             EXPLANATORY NOTE

         This amendment to the Annual Report on Form 10-K for the fiscal year ended September 30, 1999 of Ashland Inc. ("Ashland") is being filed to include the audited financial statements of Marathon Ashland Petroleum LLC ("MAP") for the fiscal year ended December 31, 1999 and the audited financial statements of Arch Coal, Inc. ("Arch") for the fiscal year ended December 31, 1999 as required by Rule 3-09 of Regulation S-X. Ashland has a 38% equity interest in MAP and a 58% equity interest in Arch and accounts for these investments using the equity method of accounting. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the text of the amended item is set forth in its entirety in the pages attached hereto.

         A consent of PricewaterhouseCoopers LLP, independent accountants for MAP, and a consent of Ernst & Young LLP, independent auditors for Arch, are being filed as exhibits hereto.

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

         10.8 -   Ashland Inc.  Nonqualified  Excess Benefit Pension Plan
                  (filed as Exhibit  10.11 to  Ashland's  Form 10-K for the
                  fiscal year ended  September  30,  1998 and  incorporated
                  herein by reference).
         10.9 -   Ashland Inc. Long-Term Incentive Plan.
         10.10-   Ashland Inc. Directors' Charitable Award Program (filed
                  as Exhibit  10.13 to  Ashland's  Form 10-K for the fiscal
                  year ended September 30, 1996 and incorporated  herein by
                  reference).
         10.11-   Ashland Inc. 1993 Stock Incentive Plan.
         10.12-   Ashland  Inc.  1995  Performance  Unit  Plan  (filed as
                  Exhibit 10.2 to Ashland's Form 10-Q for the quarter ended
                  December 31, 1998 and incorporated herein by reference).
         10.13-   Ashland  Inc.  Incentive  Compensation  Plan  for  Key
                  Executives.
         10.14-   Ashland Inc. Deferred Compensation Plan.
         10.15-   Ashland  Inc.  1997  Stock  Incentive  Plan  (filed as
                  Exhibit 10.18 to Ashland's  Form 10-K for the fiscal year
                  ended  September  30,  1998 and  incorporated  herein  by
                  reference).
         10.16-   Retirement  Agreement with Michael D. Rose, director of
                  Ashland.
         10.17-   Amended  and  Restated   Limited   Liability   Company
                  Agreement of Marathon  Ashland  Petroleum LLC dated as of
                  December 31, 1998.
         10.18-   Put/Call,  Registration Rights and Standstill Agreement
                  as amended  to  December  31,  1998  among  Marathon  Oil
                  Company,  USX  Corporation,  Ashland  Inc.  and  Marathon
                  Ashland Petroleum.
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

                                          ASHLAND INC.
                                        ---------------------
                                          (Registrant)



Date:    March 21, 2000                 /s/ David L. Hausrath
                                        ------------------------------------
                                        Name: David L. Hausrath
                                        Title:   Vice President and
                                                 General Counsel

              MARATHON ASHLAND PETROLEUM LLC AND SUBSIDIARIES

                 AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             December 31, 1999

                                  CONTENTS

                                                                                                                           Page

REPORT OF INDEPENDENT ACCOUNTANTS:                                                                                          1

CONSOLIDATED FINANCIAL STATEMENTS:

     CONSOLIDATED STATEMENT OF OPERATIONS --------------------------------------------------------------------              2
     CONSOLIDATED BALANCE SHEET ------------------------------------------------------------------------------              3
     CONSOLIDATED STATEMENT OF CASH FLOWS --------------------------------------------------------------------              4
     CONSOLIDATED STATEMENT OF MEMBERS' CAPITAL --------------------------------------------------------------              5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:

     NOTE A     -  BUSINESS DESCRIPTION AND BASIS OF PRESENTATION --------------------------------------------              6
     NOTE B     -  SUMMARY OF PRINCIPAL ACCOUNTING POLICIES --------------------------------------------------              6
     NOTE C     -  NEW ACCOUNTING STANDARD -------------------------------------------------------------------              8
     NOTE D     -  RELATED PARTY TRANSACTIONS ----------------------------------------------------------------              8
     NOTE E     -  REVENUES ----------------------------------------------------------------------------------              9
     NOTE F     -  OTHER ITEMS -------------------------------------------------------------------------------              9
     NOTE G     -  PENSIONS AND OTHER POSTRETIREMENT BENEFITS ------------------------------------------------              9
     NOTE H     -  INCOME TAXES ------------------------------------------------------------------------------             11
     NOTE I     -  INVENTORIES -------------------------------------------------------------------------------             12
     NOTE J     -  INVESTMENTS AND LONG-TERM RECEIVABLES -----------------------------------------------------             12
     NOTE K     -  PROPERTY, PLANT AND EQUIPMENT -------------------------------------------------------------             13
     NOTE L     -  LONG-TERM DEBT ----------------------------------------------------------------------------             13
     NOTE M     -  SUPPLEMENTAL CASH FLOW INFORMATION --------------------------------------------------------             14
     NOTE N     -  LEASES ------------------------------------------------------------------------------------             14
     NOTE O     -  DERIVATIVE INSTRUMENTS --------------------------------------------------------------------             14
     NOTE P     -  FAIR VALUE OF FINANCIAL INSTRUMENTS -------------------------------------------------------             16
     NOTE Q     -  CONTINGENCIES AND COMMITMENTS -------------------------------------------------------------             16


PRICEWATERHOUSECOOPERS
                                                 PricewaterhouseCoopers LLP
                                                           600 Grant Street
                                                       Pittsburgh PA  15219
                                                   Telephone (412) 355-6000


                     REPORT OF INDEPENDENT ACCOUNTANTS


February 8, 2000

To the Board of Managers of
Marathon Ashland Petroleum LLC

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows and members' capital present fairly, in all material respects, the financial position of Marathon Ashland Petroleum LLC and its subsidiaries (MAP) at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of MAP's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

CONSOLIDATED STATEMENT OF OPERATIONS (Dollars in Millions)

MARATHON ASHLAND PETROLEUM LLC AND SUBSIDIARIES

                                                                                             Year Ended December 31
                                                                                ----------------------------------------------
                                                                                      1999                         1998
                                                                                -----------------           ------------------
REVENUES:

       Sales - Note E                                                           $         20,256            $          19,202
       Dividend and affiliate income                                                          18                           13
       Gain (loss) on disposal of assets                                                      (3)                           6
       Other income                                                                           22                           20
                                                                                -----------------           ------------------

              Total revenues                                                              20,293                       19,241
                                                                                -----------------           ------------------

COSTS AND EXPENSES:

       Cost of sales (excludes items shown below) - Note E                                14,921                       13,743
       Selling, general and administrative expenses                                          369                          387
       Depreciation and amortization                                                         283                          275
       Taxes other than income taxes - Note E                                              4,098                        3,929
       Inventory market valuation charge (credit) - Note I                                  (552)                         269
                                                                                -----------------           ------------------

              Total costs and expenses                                                    19,119                       18,603
                                                                                -----------------           ------------------

INCOME FROM OPERATIONS:                                                                    1,174                          638
Net interest and other financial income - Note F                                               5                           17
                                                                                -----------------           ------------------

INCOME BEFORE INCOME TAXES:                                                                1,179                          655
Provision for estimated income taxes - Note H                                                  2                            1
                                                                                -----------------           ------------------

NET INCOME                                                                      $          1,177            $             654
                                                                                =================           ==================








The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEET (Dollars in Millions)

MARATHON ASHLAND PETROLEUM LLC AND SUBSIDIARIES

                                                                                                   December 31
                                                                                ----------------------------------------------
                                                                                      1999                         1998
                                                                                -----------------           ------------------
ASSETS:
       Current assets:

              Cash and cash equivalents, including amounts invested
                    with related parties of $0 and $272 - Note D                $             38            $             272
              Receivables, less allowance for doubtful accounts of $3
                    and $3                                                                 1,135                          911
              Inventories - Note I                                                         1,820                        1,264
              Related party receivables - Note D                                              39                           35
              Other current assets                                                            41                           82
                                                                                -----------------           ------------------
                           Total current assets                                            3,073                        2,564

       Investments and long-term receivables - Note J                                        108                          110
       Long-term related party receivables - Note D                                           --                            6
       Property, plant and equipment - net - Note K                                        3,711                        3,525
       Prepaid pensions - Note G                                                              --                           44
       Other noncurrent assets                                                                89                           81
                                                                                -----------------           ------------------

                           Total assets                                         $          6,981            $           6,330
                                                                                =================           ==================

LIABILITIES:
       Current liabilities:

              Accounts payable                                                  $          1,914            $           1,427
              Accounts payable to related parties - Note D                                    33                           13
              Distribution payable to related parties - Note D                                --                          272
              Payroll and benefits payable                                                    79                          118
              Accrued taxes                                                                   33                           35
              Long-term debt due within one year - Note L                                      7                           --
                                                                                -----------------           ------------------
                           Total current liabilities                                       2,066                        1,865

       Long-term debt - Note L                                                                15                            7
       Long-term deferred income taxes - Note H                                                3                            3
       Employee benefits - Note G                                                            258                          250
       Deferred credits and other liabilities                                                 26                           22
                                                                                -----------------           ------------------

                           Total liabilities                                               2,368                        2,147
                                                                                -----------------           ------------------

MEMBERS' CAPITAL (details on page 5)
       Members' contributed capital                                             $          4,218            $           4,188
       Retained earnings                                                                     395                           --
       Accumulated other comprehensive income (loss)                                          --                           (5)
                                                                                -----------------           ------------------
                           Total members' capital                                          4,613                        4,183
                                                                                -----------------           ------------------

                           Total liabilities and members' capital               $          6,981            $           6,330
                                                                                =================           ==================




The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Dollars in Millions)

MARATHON ASHLAND PETROLEUM LLC AND SUBSIDIARIES

                                                                                             Year Ended December 31
                                                                                ----------------------------------------------
                                                                                      1999                         1998
                                                                                -----------------           ------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:

Net income                                                                      $          1,177            $             654
Adjustments to reconcile to net cash provided from
       operating activities:
       Depreciation and amortization                                                         283                          275
       Inventory market valuation charge (credit)                                           (552)                         269
       Pensions and other postretirement benefits                                             44                           22
       Deferred income taxes                                                                  (1)                          (2)
       (Gain) loss on disposal of assets                                                       3                           (6)
       Changes in:
              Current receivables                                                           (468)                         194
              Inventories                                                                    (41)                         (19)
              Current accounts payable and accrued expenses                                  752                         (126)
              Net receivables and payables with related parties                               22                           28
       All other - net                                                                        38                          (69)
                                                                                -----------------           ------------------
              Net cash provided from operating activities                                  1,257                        1,220
                                                                                -----------------           ------------------

INVESTING ACTIVITIES:

Capital expenditures                                                                        (597)                        (400)
Disposal of assets                                                                           162                           16
Property exchange trust    - deposit                                                          (4)                          --
                           - withdrawal                                                        2                           --
Affiliates - investments                                                                      --                          (22)
           - repayments of advances                                                           --                            1
                                                                                -----------------           ------------------
       Net cash used in investing activities                                                (437)                        (405)
                                                                                -----------------           ------------------

FINANCING ACTIVITIES:

Revolving credit facilities - borrowings                                                     386                           --
                            - repayments                                                    (386)                          --
Debt   - additions                                                                            --                            1
       - repayments                                                                           --                          (24)
Member distributions                                                                      (1,054)                        (555)
                                                                                -----------------           ------------------
       Net cash used in financing activities                                              (1,054)                        (578)
                                                                                -----------------           ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (234)                         237

Cash and cash equivalents at beginning of year                                               272                           35
                                                                                -----------------           ------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $             38            $              272
                                                                                =================           ==================


See Note M for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF MEMBERS' CAPITAL (Dollars in Millions)

MARATHON ASHLAND PETROLEUM LLC AND SUBSIDIARIES

                                                                 Members' Capital                  Comprehensive Income
                                                                    Year Ended                          Year Ended
                                                                    December 31                         December 31
                                                          -------------------------------     --------------------------------
                                                              1999               1998             1999               1998
                                                          -------------     -------------     -------------     --------------
MEMBERS' CONTRIBUTED CAPITAL:

       Balance at beginning of year                       $      4,188      $      4,361
       Member contributions                                         30                --
       Distribution to members                                      --              (173)
                                                          -------------     -------------
       Balance at end of year                                    4,218             4,188
                                                          -------------     -------------

RETAINED EARNINGS:

       Balance at beginning of year                                 --                --
       Net income                                                1,177               654      $      1,177      $         654
       Distributions to members                                   (782)             (654)
                                                          -------------     -------------
       Balance at end of year                                      395                --
                                                          -------------     -------------

ACCUMULATED OTHER  COMPREHENSIVE  INCOME (LOSS):
       Minimum pension liability adjustments:

              Balance at beginning of year                          (5)               (4)
              Changes during the year                                5                (1)                5                 (1)
                                                          -------------     -------------     -------------     --------------
              Balance at end of year                                --                (5)
                                                          -------------     -------------

              TOTAL COMPREHENSIVE INCOME                                                      $      1,182      $         653
                                                                                              =============     ==============

TOTAL MEMBERS' CAPITAL                                    $      4,613      $      4,183
                                                          =============     =============






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

In 1999, MAP recorded capital contributions from Marathon and Ashland for environmental improvements of $2 million and $28 million, respectively. The LLC Agreement stipulates that ownership interest in MAP will not be adjusted as a result of such contributions.

MAP is engaged in petroleum supply, refining, marketing & transportation operations and includes Speedway SuperAmerica LLC, a wholly owned subsidiary, which operates retail outlets for petroleum products and merchandise. In addition, MAP, through its wholly owned subsidiary, Marathon Ashland Pipe Line LLC, is actively engaged in the pipeline transportation of crude oil and petroleum products.

In the second quarter of 1999, MAP sold Scurlock Permian LLC, its crude oil gathering business, to Plains Marketing, L.P. for $137 million. In 1999, MAP recorded a pretax loss of $16 million related to the sale.

On December 10, 1999, MAP finalized the transaction with Ultramar Diamond Shamrock ("UDS") to purchase 178 UDS owned and operated convenience stores and 5 product terminals. In addition, MAP was assigned supply contracts with UDS branded jobbers who supply 242 branded jobber stations in Michigan. This transaction was accounted for under the purchase method of accounting.

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

When long-lived assets depreciated on an individual basis are sold or otherwise disposed of, any gains or losses are reflected in income. Gains on disposal of long-lived assets are recognized when earned, which is generally at the time of closing. If a loss on disposal is expected, such losses are recognized when long-lived assets are reclassified as assets held for sale. Proceeds from disposal of long-lived assets depreciated on a group basis are credited to accumulated depreciation and amortization with no immediate effect on income.

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

DERIVATIVE INSTRUMENTS - MAP uses commodity-based derivative instruments to manage its exposure to price risk. Management is authorized to use futures, forwards, swaps and options related to the purchase or sale of crude oil, refined products and natural gas. While MAP's risk management activities generally reduce market risk exposure due to unfavorable commodity price changes for raw material purchases and products sold, such activities can also encompass strategies which assume price risk.

     COMMODITY-BASED HEDGING TRANSACTIONS - For transactions that qualify for hedge accounting, the resulting gains or losses are deferred and subsequently recognized in income from operations, as a component of sales or cost of sales, in the same period as the underlying physical transaction. To qualify for hedge accounting, derivative positions cannot remain open if the underlying physical market risk has been removed. If such derivative positions remain in place, they would be marked-to-market and accounted for as trading and other activities. Recorded deferred gains or losses are reflected within other current and noncurrent assets or accounts payable and deferred credits and other liabilities, as appropriate.

     COMMODITY-BASED TRADING AND OTHER ACTIVITIES - Derivative instruments used for trading and other activities are marked-to-market and the resulting gains or losses are recognized in the current period within income from operations. This category also includes the use of derivative instruments that have no offsetting underlying physical market risk.

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

INCOME TAXES - MAP is a limited liability company, and therefore, except for several small subsidiary corporations, is not subject to U.S. federal income taxes. Accordingly, the taxable income or loss resulting from operations of MAP is ultimately included in the U.S. federal income tax returns of USX and Ashland. MAP is, however, subject to income taxes in certain state, local and foreign jurisdictions.

RECLASSIFICATIONS - Certain reclassifications of prior year's data have been made to conform to 1999 classifications.

NOTE C - NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This new Standard requires recognition of all derivatives as either assets or liabilities at fair value. SFAS No. 133 may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses resulting from changes in the fair value of derivative instruments. The transition adjustment resulting from adoption of SFAS No. 133 will be reported as a cumulative effect of a change in accounting principle.

Under the new Standard, MAP may elect not to designate certain derivative instruments as hedges even if the strategy qualifies for hedge accounting treatment. This approach would eliminate the administrative effort needed to measure effectiveness and monitor such instruments; however, this approach also may result in additional volatility in current period earnings.

MAP cannot reasonably estimate the effect of adoption on either the financial position or results of operations. It is not possible to estimate what effect this Statement will have on future results of operations, although greater period-to-period volatility is likely. MAP plans to adopt the Standard effective January 1, 2001.

NOTE D - RELATED PARTY TRANSACTIONS

MAP sales in 1999 and 1998 to Ashland and its affiliates were $198 million and $185 million, respectively; and sales to USX and its affiliates were $50 million and $10 million, respectively. MAP purchases in 1999 and 1998 from Ashland and its affiliates totaled $6 million and $18 million, respectively; and purchases from USX and its affiliates totaled $297 million and $284 million, respectively. Such transactions were in the ordinary course of business and included the purchase, sale and transportation of crude oil and petroleum products. These transactions were conducted under terms comparable to those with unrelated parties.

During the years ended December 31, 1999 and 1998, Ashland and Marathon provided computer, treasury, accounting, internal auditing and legal services and facilities to MAP. Billings to MAP for these services and facilities for the years ended December 31, 1999 and 1998 from Ashland totaled $19 million and $27 million, respectively. Billings to MAP for these services and facilities for the years ended December 31, 1999 and 1998 from USX and its affiliates totaled $47 million and $83 million, respectively.

As of December 31, 1999 and 1998, related party receivables included $26 million and $22 million, respectively, of accounts receivable due from Ashland and its affiliates; and accounts payable to related parties included $2 million and $3 million, respectively, due to Ashland and its affiliates. As of December 31, 1999 and 1998, related party receivables included $13 million and $13 million, respectively, of accounts receivable due from USX and its affiliates; and accounts payable to related parties included $31 million and $10 million, respectively, due to USX and its affiliates.

As of December 31, 1998, the distribution payable to related parties included $169 million due to Marathon and $103 million due to Ashland.

In connection with the formation of MAP, certain Marathon debt was assigned to MAP. Marathon agreed to reimburse MAP for this debt and related interest expense. During 1998, Marathon reimbursed MAP $24 million for debt repayments. Long-term related party receivables at December 31, 1998 included $6 million due from Marathon for future debt payment reimbursements. The current related party receivable from USX and its affiliates at December 31, 1999 included $6 million due from Marathon for future debt payment reimbursements.

A revolving credit agreement was entered into as of January 1, 1998, among Ashland and Marathon (collectively the Lenders) and MAP (Borrower). This agreement provides that the Lenders may loan to the Borrower up to $500 million at defined short-term market rates. At December 31, 1999 and 1998, there were no borrowings against this facility. During 1999, MAP borrowed and repaid $386 million under this revolving credit facility.

On November 16, 1998, MAP entered into agreements with USX and Ashland, which allow MAP to invest its surplus cash balances on a daily basis at competitive interest rates with USX and Ashland in proportion up to their ownership interests in MAP. These agreements expired on March 15, 1999, but have been amended and extended with an expiration date of March 15, 2000. At December 31, 1998, amounts held by USX and Ashland, which are included in cash and cash equivalents, were $169 million and $103 million, respectively. At December 31, 1999, there was no cash invested under these agreements. During the years ended December 31, 1999 and 1998, interest income earned from these investments was $4 million and $1 million, respectively, from Ashland and $5 million and $0 million, respectively, from USX.

NOTE E - REVENUES

The items below are included in revenues and costs and expenses, with no effect on income.

                                                                                                        Year Ended December 31
                                                                                                     ---------------------------
                                                                                                              (Millions)

                                                                                                         1999           1998
                                                                                                     -----------     -----------

Consumer excise taxes on petroleum products and merchandise                                          $     3,973     $    3,824
Matching crude oil and refined product buy/sell transactions settled in cash                               2,851          3,657


NOTE F - OTHER ITEMS

                                                                                                        Year Ended December 31
                                                                                                     ---------------------------
                                                                                                              (Millions)

                                                                                                         1999           1998
                                                                                                     -----------     ----------

NET INTEREST AND OTHER FINANCIAL INCOME

       INTEREST AND OTHER FINANCIAL INCOME:
       Interest income - third parties                                                               $        3      $       22
       Interest income - related parties                                                                      9               1
                                                                                                     -----------     -----------
              Total                                                                                          12              23
                                                                                                     -----------     -----------

       INTEREST AND OTHER FINANCIAL COSTS:
       Interest incurred                                                                                      2               1
       Other                                                                                                  5               5
                                                                                                     -----------     -----------
              Total                                                                                           7               6
                                                                                                     -----------     -----------

       NET INTEREST AND OTHER FINANCIAL INCOME                                                       $        5      $       17
                                                                                                     ===========     ===========


NOTE G - PENSIONS AND OTHER POSTRETIREMENT BENEFITS

MAP has a noncontributory defined benefit pension plan and several related excess benefit plans covering substantially all employees. Benefits under its final pay formula are based primarily upon age, years of service and the highest three years earnings during the last ten years before retirement. Benefits under its pension equity formula are based primarily upon age, years of service and the final three years of earnings at retirement.

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


                                                                     Pension Benefits                         Other Benefits
                                                                  ----------------------                  ----------------------
                                                                                            (Millions)
                                                                     1999         1998                      1999         1998
                                                                  ---------     --------                  ---------    ---------
CHANGE IN PROJECTED BENEFIT OBLIGATION:

Benefit obligation at January 1                                   $    525      $    52                   $    242     $      6
Service cost                                                            41           26                         10            7
Interest cost                                                           33           20                         13           10
Plan amendments                                                         19          (10)                       (44)         (20)
Actuarial (gains) losses                                              (110)          57                        (71)          56
Acquisition and merger                                                  14          392                          4          184
Benefits paid                                                          (38)         (12)                        (1)          (1)
Settlement, curtailment and termination benefits                        (2)          --                         (1)          --
                                                                  ---------     --------                  ---------    ---------
Benefit obligations at December 31                                $    482      $   525                   $    152     $    242
                                                                  =========     ========                  =========    =========

CHANGE IN PLAN ASSETS:

Fair value of plan assets at January 1                            $    528      $    24
Actual return on plan assets                                            55           41
Acquisition and merger                                                  13          467
Employer contributions                                                   2            8
Benefits paid                                                          (38)         (12)
                                                                  ---------     --------
Fair value of plan assets at December 31                          $    560      $   528
                                                                  =========     ========

FUNDED STATUS OF PLANS AT DECEMBER 31: (A)                        $     78      $     3                   $   (152)    $   (242)
Unrecognized net gain from transition                                  (10)         (12)                        --           --
Unrecognized prior service costs (credits)                              24            6                        (64)         (35)
Unrecognized actuarial (gains) losses                                 (127)          (4)                         4           86
Additional minimum liability (b)                                        (1)          (6)                        --           --
                                                                  ---------     --------                  ---------    ---------
Accrued benefit cost                                              $    (36)     $   (13)                  $   (212)    $   (191)
                                                                  =========     ========                  =========    =========

(a)    Includes   several  small  plans  that  have
       accumulated   benefit obligations
       and no plan assets:

          Accumulated benefit obligation                          $     (6)     $    (9)
          Projected benefit obligation                                 (14)         (15)
(b)    Additional minimum liability recorded
       was offset by the following:
          Intangible asset                                        $      1      $     1
                                                                  ---------     --------
          Accumulated other comprehensive income (loss):
             Beginning of year                                    $     (5)     $    (4)
             Change during year                                          5           (1)
                                                                  ---------     --------
                Balance at end of year                            $     --      $    (5)
                                                                  =========     ========

COMPONENTS OF NET PERIODIC BENEFIT COST:

Service cost                                                      $     41      $    26                   $     10     $      7
Interest cost                                                           33           20                         13           10
Expected return on plan assets                                         (46)         (32)                        --           --
Amortization of prior service costs                                      1           --                         (6)          --
Amortization of actuarial losses                                         1           --                          3           --
Amortization of transition gain                                         (2)          --                         --           --
Other plans                                                              2            2                         --           --
Settlement, curtailment and termination benefits                         2           --                         (1)          --
                                                                  ---------     --------                  ---------    ---------
Net periodic benefit cost                                         $     32      $    16                   $     19     $     17
                                                                  =========     ========                  =========    =========

ACTUARIAL ASSUMPTIONS AT DECEMBER 31:

Discount rate                                                          8.0%         6.5%                       8.0%         6.5%
Expected annual return on plan assets                                  9.5%         9.5%                       N/A           N/A
Increase in compensation rate                                          5.0%         5.0%                       5.0%         5.0%



For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually to 5% for 2006 and remain at that level thereafter.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                       1-Percentage                            1-Percentage
                                                                      Point Increase                          Point Decrease
                                                                  ----------------------                  ------------------
                                                                                            (Millions)
Effect on total of service and interest
   cost components                                                     $          4                           $         (3)
Effect on postretirement benefit obligation                                      24                                    (20)


NOTE H - INCOME TAXES

The taxable income or loss resulting from operations of MAP, except for several small subsidiary corporations, is ultimately included in the federal income tax returns of USX and Ashland. MAP is, however, subject to taxation in certain state, local and foreign jurisdictions.

Provisions (credits) for estimated income taxes:

                                                                               Year Ended December 31
                                                     ---------------------------------------------------------------------------
                                                                                     (Millions)
                                                                     1999                                   1998
                                                     -----------------------------------     -----------------------------------
                                                     Current      Deferred      Total        Current      Deferred     Total

Federal                                              $     --     $     (1)     $    (1)     $    --      $     --     $     --
State and local                                             1           --            1            3            (2)           1
Foreign                                                     2           --            2           --            --           --
                                                     ---------    ---------     --------     --------     ---------    ---------
Total                                                $      3     $     (1)     $     2      $     3      $     (2)    $      1
                                                     =========    =========     ========     ========     =========    =========


Deferred tax liabilities at December 31, 1999 and 1998 of $5 million and $5 million, respectively, principally arise from differences between the book and tax basis of inventories and property, plant and equipment. Pretax income in 1999 and 1998 included $3 million and $1 million, respectively, attributable to foreign sources.

NOTE I - INVENTORIES

Inventories consist of the following:

                                                                                                              December 31
                                                                                                     ---------------------------
                                                                                                              (Millions)

                                                                                                         1999           1998
                                                                                                     -----------     -----------

Crude oil and natural gas liquids                                                                    $       688    $       715
Refined products and merchandise                                                                           1,051          1,028
Supplies and sundry items                                                                                     81             73
                                                                                                     -----------    ------------
              Total (at cost)                                                                              1,820          1,816
Less inventory market valuation reserve                                                                       --            552
                                                                                                     -----------    ------------

              Net inventory carrying value                                                           $     1,820    $     1,264
                                                                                                     ============   ============

Inventories of crude oil and refined products are valued by the LIFO method. The LIFO method accounted for 93% and 90% of total inventory at December 31, 1999 and 1998, respectively. Current acquisition costs were estimated to exceed the above inventory values at December 31, 1999, by approximately $194 million.

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

NOTE J - INVESTMENTS AND LONG-TERM RECEIVABLES

                                                                                                              December 31
                                                                                                     ---------------------------
                                                                                                              (Millions)

                                                                                                         1999           1998
                                                                                                     -----------     -----------

Equity method investments                                                                            $      101      $      106
Receivables due after one year                                                                                5               4
Property exchange trust                                                                                       2              --
                                                                                                     -----------     -----------

              Total                                                                                  $      108      $      110
                                                                                                     ===========     ===========

The following represents summarized financial information of affiliates accounted for by the equity method of accounting:

                                                                                                        Year Ended December 31
                                                                                                     ----------------------------
                                                                                                              (Millions)

                                                                                                         1999           1998
                                                                                                     -----------     ------------
Income data:
       Revenues                                                                                      $      207      $      171
       Operating income                                                                                      78              61
       Net income                                                                                            44              31

                                                                                                              December 31
                                                                                                     ----------------------------
                                                                                                              (Millions)

                                                                                                         1999           1998
                                                                                                     -----------     -----------
Balance sheet data:
       Current assets                                                                                $       76      $       57
       Noncurrent assets                                                                                    614             647
       Current liabilities                                                                                   76              84
       Noncurrent liabilities                                                                               441             455

Dividends and partnership distributions received from equity affiliates were $18 million and $14 million in 1999 and 1998, respectively. MAP purchases from equity affiliates totaled $50 million and $63 million in 1999 and 1998, respectively. MAP sales to equity affiliates were immaterial in both years.

NOTE K - PROPERTY, PLANT AND EQUIPMENT

                                                                                                              December 31
                                                                                                     ---------------------------
                                                                                                              (Millions)

                                                                                                         1999           1998
                                                                                                     -----------     -----------

Refining                                                                                             $     2,208     $    2,027
Marketing                                                                                                  2,184          1,945
Transportation                                                                                             1,271          1,310
Other                                                                                                         11              5
                                                                                                     -----------     -----------
              Total                                                                                  $     5,674     $    5,287
Less accumulated depreciation and amortization                                                             1,963          1,762
                                                                                                     ------------    -----------
              Net                                                                                    $     3,711     $    3,525
                                                                                                     ============    ===========

Property, plant and equipment at December 31, 1999, includes gross assets acquired under capital leases of $20 million with no related amounts in accumulated depreciation and amortization.

NOTE L - LONG-TERM DEBT

                                                                                                              December 31
                                                                                                     ---------------------------
                                                                                                              (Millions)

                                                                                                         1999           1998
                                                                                                     -----------     -----------

Capital lease obligations                                                                            $       15      $       --
Variable rate Michigan Underground Storage Tank Interest Rate Subsidy
   Loan due 2000 (a)                                                                                          6               6
5% Promissory Note due 2009                                                                                   1               1
Revolving credit facilities (b) (c)                                                                          --              --
                                                                                                     -----------     -----------
              Total (d)                                                                                      22               7
   Less amount due within one year                                                                            7              --
                                                                                                     -----------     -----------

              Long-term debt due after one year                                                      $       15      $        7
                                                                                                     ===========     ===========



(a) This program was created in connection with the Michigan Underground Storage Tank Assurance Act to assist owners in the clean up of underground storage tank systems. MAP pays interest monthly, based on a monthly LIBOR rate plus 5/8%. An interest subsidy is received quarterly from the State of Michigan calculated at a rate of 6.1% per annum. The effective rate of this loan during 1999 and 1998, including the effect of the interest subsidy, was 1.6%. Marathon is obligated to reimburse MAP for all payments with respect to this debt.

(b) MAP has a revolving credit facility for $100 million that terminates in July 2000 and a $400 million revolving credit facility that terminates in July 2003. Interest is based on defined short-term market rates for both facilities. During the terms of the agreements, MAP is obligated to pay a variable facility fee on total commitments. At December 31, 1999, the facility fee was 0.11% for the $100 million facility and 0.125% for the $400 million facility. At December 31, 1999, the unused and available credit was $429 million, which reflects reductions for outstanding letters of credit. In the event that MAP defaults on indebtedness (as defined in the agreement) in excess of $100 million, USX has guaranteed the payment of any outstanding obligations.

(c) In 1998, MAP entered into a revolving credit agreement with Marathon and Ashland for $500 million that terminated on December 31, 1998, and which was renewed on an uncommitted basis for 1999. This agreement expired on December 31, 1999, but has been extended with an expiration date of March 15, 2001. Interest is based on defined short-term market rates. At December 31, 1999, the unused and available credit was $500 million.

(d) Required payments of long-term debt for the years 2001 through 2004 are $1 million per year.

NOTE M - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                                        Year Ended December 31
                                                                                                     ---------------------------
                                                                                                              (Millions)

                                                                                                         1999           1998
                                                                                                     -----------     -----------
CASH PROVIDED FROM OPERATING ACTIVITIES INCLUDES:

       Interest and other financial costs paid                                                       $       (2)     $       (1)
       Income taxes paid                                                                                     (5)             (3)
NON-CASH INVESTING AND FINANCING ACTIVITIES:

       Liabilities assumed in acquisitions                                                                   16              --


NOTE N - LEASES

Future  minimum   commitments  for  capital  and  operating  leases  having
noncancelable lease terms in excess of one year are as follows:

                                                                       Capital          Operating
                                                                       Leases            Leases
                                                                     -----------      -----------
                                                                              (Millions)

2000                                                                 $        2       $       50
2001                                                                          2               39
2002                                                                          2               28
2003                                                                          2               17
2004                                                                          2               10
Later years                                                                  14               31
Sublease rentals                                                             --               (6)
                                                                     -----------      -----------

       Total minimum lease payments                                  $       24       $      169
                                                                                      ===========

Less imputed interest costs:                                                 (9)
                                                                     -----------
       Present value of minimum lease payments
       included in long-term debt                                    $       15
                                                                     ===========

Operating lease rental expense:

                                                                                                        Year Ended December 31
                                                                                                     ---------------------------
                                                                                                              (Millions)

                                                                                                         1999           1998
                                                                                                     -----------     -----------

Minimum rental                                                                                       $       66      $       74
Contingent rental                                                                                            11              11
Sublease rentals                                                                                             (6)             (1)
                                                                                                     -----------     -----------
              Net rental expense                                                                     $       71      $       84
                                                                                                     ===========     ===========

MAP leases a wide variety of facilities and equipment under operating leases, including land and building space, office equipment, production facilities and transportation equipment. Most long-term leases include renewal options and, in certain leases, purchase options.

NOTE O - DERIVATIVE INSTRUMENTS

MAP uses commodity-based derivative instruments to manage exposure to price fluctuations related to the anticipated purchase of crude oil, natural gas and refined products. The derivative instruments used, as part of an overall risk management program, include exchange-traded futures contracts and options, and instruments which require settlement in cash such as OTC commodity swaps and OTC options. While risk management activities generally reduce market risk exposure due to unfavorable commodity price changes for raw material purchases and products sold, such activities can also encompass strategies which assume certain price risk in certain transactions.

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

The following table sets forth quantitative information by class of derivative instrument:

                                                                                        Recognized
                                                       Fair              Carrying         Trading       Recorded
                                                       Value              Amount          Gain or       Deferred       Aggregate
                                                      Assets              Assets        (Loss) for       Gain or        Contract
(Millions)                                         (Liabilities)(a)(b) (Liabilities)     the Year        (Loss)         Values(c)
----------                                         -----------------   -------------  ------------   ------------    ------------
DECEMBER 31, 1999:
  Exchange-traded commodity futures:               $                   $              $              $               $
    Trading                                                --                  --              4             --               8
    Other than trading                                     --                  --             --             18             243
  Exchange-traded commodity options:
    Trading                                                --                  --              4             --             179
    Other than trading                                     (6) (d)             (6)            --             (9)            793
  OTC commodity swaps (e):

    Trading                                                --                  --             --             --              --
    Other than trading                                     (3) (f)             (3)            --             (3)             69
  OTC commodity options:
    Trading                                                --                  --             --             --              --
    Other than trading                                     --                  --             --             --               7
                                                   -----------         -----------    -----------    -----------     -----------
        Total commodities                          $       (9)         $       (9)    $        8     $        6      $    1,299
                                                   ===========         ===========    ===========    ===========     ===========

DECEMBER 31, 1998:
  Exchange-traded commodity futures:               $                   $                             $               $
    Trading                                                --                  --                            --              --
    Other than trading                                     --                  --                            (3)             96
  Exchange-traded commodity options:
    Trading                                                --                  --                            --              --
    Other than trading                                      1   (d)             1                             1             709
  OTC commodity swaps (e):

    Trading                                                --                  --                            --              --
    Other than trading                                     --   (f)            --                            --             140
                                                   -----------         -----------                   -----------     -----------
        Total commodities                          $        1          $        1                    $       (2)     $      945
                                                   ===========         ===========                   ===========     ===========


(a) The fair value amounts for OTC positions are based on various indices or dealer quotes. The exchange-traded futures contracts and certain option contracts do not have a corresponding fair value since changes in the market prices are settled on a daily basis.

(b) The aggregate average fair value of all trading activities for the period ended December 31, 1999 was $3 million.

(c) Contract or notional amounts do not quantify risk exposure, but are used in the calculation of cash settlements under the contracts. The contract or notional amounts do not reflect the extent to which positions may offset one another.

(d) Includes fair values as of December 31, 1999 and 1998, for assets of $7 million and $20 million and for liabilities of $(13) million and $(19) million, respectively.

(e) The OTC swap arrangements vary in duration with certain contracts extending into mid-2000.

(f) Includes fair values as of December 31, 1999 and 1998, for assets of $0 million and $25 million and for liabilities of $(3) million and $(25) million, respectively.

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

NOTE Q - CONTINGENCIES AND COMMITMENTS

MAP is the subject of, or party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the MAP financial statements. However, management believes that MAP will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably.

ENVIRONMENTAL MATTERS - MAP is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Marathon and Ashland have retained the liabilities, subject to certain thresholds, for costs associated with remediating properties conveyed to MAP for conditions existing prior to January 1, 1998. The costs associated with these thresholds are not expected to be material to the MAP financial statements. At December 31, 1999 and 1998, MAP's accrued liabilities for remediation totaled $6 million and $3 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean up efforts related to underground storage tanks at retail marketing outlets, were $3 million and $1 million at December 31, 1999 and 1998, respectively.

MAP has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In 1999 and 1998, such capital expenditures for environmental controls totaled $24 million and $42 million, respectively. MAP anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

GUARANTEES - At December 31, 1999 and 1998, MAP's pro rata share of obligations of LOCAP INC. and Southcap Pipe Line Company secured by throughput and deficiency agreements totaled $19 million and $23 million, respectively. Under the agreements, MAP is required to advance funds if the affiliates are unable to service debt. Any such advances are treated as prepayments of future transportation charges.

COMMITMENTS - At December 31, 1999 and 1998, MAP's contract commitments for capital expenditures for property, plant and equipment totaled $14 million and $38 million, respectively.

                     ARCH COAL, INC. AND SUBSIDIARIES

                 AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  CONTENTS

                                                                                                                           Page*

REPORT OF INDEPENDENT AUDITORS:                                                                                             46
CONSOLIDATED FINANCIAL STATEMENTS:

     CONSOLIDATED STATEMENTS OF OPERATIONS -------------------------------------------------------------------              48
     CONSOLIDATED BALANCE SHEETS -----------------------------------------------------------------------------              49
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY----------------------------------------------------------              50
     CONSOLIDATED STATEMENTS OF CASH FLOWS -------------------------------------------------------------------              51
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --------------------------------------------------------------              52

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

     SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS --------------------------------------------------------              25


ALL OTHER SCHEDULES FOR WHICH PROVISION IS MADE IN THE APPLICABLE ACCOUNTING REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION ARE NOT REQUIRED UNDER THE RELATED INSTRUCTIONS OR ARE INAPPLICABLE AND,THEREFORE, HAVE BEEN OMITTED.

REPORT OF INDEPENDENT AUDITORS


To the Stockholders and Board of Directors
Arch Coal, Inc.

  We have audited the accompanying consolidated balance sheets of Arch Coal, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above (appearing on pages 48 to 72 of this annual report) present fairly, in all material respects, the consolidated financial position of Arch Coal, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

  As discussed in Note 3 to the financial statements, in 1999, the Company changed its method of accounting for depreciation of its preparation plants and loadouts.


                                                               Ernst & Young LLP

Louisville, Kentucky
January 21, 2000

Consolidated Statements of Operations

(in thousands of dollars except per share data)

                                                                    Year Ended December 31
                                                             --------------------------------------
                                                                1999           1998         1997
---------------------------------------------------------------------------------------------------
Revenues
 Coal sales...........................................        $1,509,596   $1,428,171   $1,034,813
 Income from equity investment........................            11,129        6,786           --
 Other revenues.......................................            46,657       70,678       32,062
                                                             --------------------------------------
                                                               1,567,382    1,505,635    1,066,875
                                                             --------------------------------------
Costs and expenses
 Cost of coal sales...................................         1,426,105    1,313,400      916,802
 Selling, general and administrative expenses.........            46,357       44,767       28,885
 Amortization of coal supply agreements...............            36,532       34,551       18,063
 Write-down of impaired assets........................           364,579           --           --
 Merger-related expenses..............................                --           --       39,132
 Other expenses.......................................            20,835       25,070       22,111
                                                             --------------------------------------
                                                               1,894,408    1,417,788    1,024,993
                                                             --------------------------------------
   Income (loss) from operations......................          (327,026)      87,847       41,882
Interest expense, net:
 Interest expense.....................................           (90,058)     (62,202)     (17,822)
 Interest income......................................             1,291          756          721
                                                             --------------------------------------
                                                                 (88,767)     (61,446)     (17,101)
                                                             --------------------------------------
   Income (loss) before income taxes, extraordinary
    loss and cumulative effect of accounting change...          (415,793)      26,401       24,781

Benefit from income taxes.............................           (65,700)      (5,100)      (5,500)
                                                             --------------------------------------
   Income (loss) before extraordinary loss and
    cumulative effect of accounting change............          (350,093)      31,501       30,281

Extraordinary loss from the extinguishment of debt,
 net of taxes.........................................                --       (1,488)          --

Cumulative effect of accounting change, net of taxes..             3,813           --           --
                                                             --------------------------------------
   Net income (loss)..................................        $ (346,280)  $   30,013   $   30,281
                                                             ======================================
Basic and diluted earnings (loss) per common share:
Income (loss) before extraordinary item and
 cumulative effect of accounting change...............        $    (9.12)  $      .79   $     1.00

Extraordinary loss from the extinguishment of debt,
 net of taxes.........................................                --         (.03)          --

Cumulative effect of accounting change, net of taxes..               .10           --           --
                                                             --------------------------------------
Basic and diluted earnings (loss) per common share....        $    (9.02)  $      .76   $     1.00
                                                             ======================================


   The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets

(in thousands of dollars except share and per share data)


                                                                                     December 31
                                                                              -------------------------
                                                                                 1999           1998
=======================================================================================================
Assets
Current assets
  Cash and cash equivalents................................................   $    3,283     $   27,414
  Trade accounts receivable................................................      162,802        202,871
  Other receivables........................................................       25,659         24,584
  Inventories..............................................................       62,382         68,455
  Prepaid royalties........................................................        1,310         13,559
  Deferred income taxes....................................................       21,600          8,694
  Other....................................................................        8,916          7,757
                                                                              -------------------------
    Total current assets...................................................      285,952        353,334
                                                                              -------------------------
Property, plant and equipment
  Coal lands and mineral rights............................................    1,170,956      1,476,703
  Plant and equipment......................................................    1,042,128      1,111,120
  Deferred mine development................................................       92,265         80,926
                                                                              -------------------------
                                                                               2,305,349      2,668,749
  Less accumulated depreciation, depletion and amortization................     (826,178)      (732,005)
                                                                              -------------------------
    Property, plant and equipment, net.....................................    1,479,171      1,936,744
                                                                              -------------------------
Other assets
  Prepaid royalties........................................................           --         31,570
  Coal supply agreements...................................................      151,978        201,965
  Deferred income taxes....................................................      182,500         83,209
  Investment in Canyon Fuel................................................      199,760        272,149
  Other....................................................................       33,013         39,249
                                                                              -------------------------
    Total other assets.....................................................      567,251        628,142
                                                                              -------------------------
    Total assets...........................................................   $2,332,374     $2,918,220
                                                                              =========================
Liabilities and stockholders' equity
Current liabilities
  Accounts payable.........................................................   $  109,359     $  129,528
  Accrued expenses.........................................................      145,561        142,630
  Current portion of debt..................................................       86,000         61,000
                                                                              -------------------------
    Total current liabilities..............................................      340,920        333,158
Long-term debt.............................................................    1,094,993      1,309,087
Accrued postretirement benefits other than pension.........................      343,993        343,553
Accrued reclamation and mine closure.......................................      129,869        150,636
Accrued workers' compensation..............................................      105,190        105,333
Accrued pension cost.......................................................       22,445         18,524
Other noncurrent liabilities...............................................       53,669         39,713
                                                                              -------------------------
    Total liabilities......................................................    2,091,079      2,300,004
                                                                              -------------------------
Stockholders' equity
  Common stock, $.01 par value, 100,000,000 shares authorized,
   38,164,482 issued and outstanding in 1999 and 39,371,581
   issued and outstanding in 1998..........................................          397            397
  Paid-in capital..........................................................      473,335        473,116
  Retained earnings (deficit)..............................................     (213,466)       150,423
  Treasury stock, at cost (1,541,146 shares at December 31, 1999 and
   333,952 shares at December 31, 1998)....................................      (18,971)        (5,720)
                                                                              -------------------------
    Total stockholders' equity.............................................      241,295        618,216
                                                                              -------------------------
    Total liabilities and stockholders' equity.............................   $2,332,374     $2,918,220
                                                                              =========================


   The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Stockholders' Equity
Three years ended December 31, 1999
(in thousands of dollars except share and per share data)

                                                                    Retained     Treasury
                                               Common   Paid-In     Earnings     Stock at
                                                Stock   Capital     (Deficit)      Cost        Total
-------------------------------------------------------------------------------------------------------
Balance at December 31, 1996..................  $209    $  8,392    $ 122,025    $     --    $ 130,626
  Net income..................................                         30,281                   30,281
  Dividends paid ($.445 per share)............                        (13,630)                 (13,630)
  Issuance of 18,660,054 shares of common
    stock to  stockholders of Ashland
    Coal, Inc. pursuant to the merger
    agreement.................................   187     462,984                               463,171
  Issuance of 49,400 shares of common stock
    under the stock incentive plan............     1       1,049                                 1,050
                                               --------------------------------------------------------
Balance at December 31, 1997..................   397     472,425      138,676          --      611,498
  Net income..................................                         30,013                   30,013
  Dividends paid ($.46 per share).............                        (18,266)                 (18,266)
  Issuance of 47,635 shares of common
    stock under the stock incentive plan......               691                                   691
  Treasury stock purchases (333,952 shares)...                                     (5,720)      (5,720)
                                               --------------------------------------------------------
Balance at December 31, 1998..................   397     473,116      150,423      (5,720)     618,216
  Net loss....................................                       (346,280)                (346,280)
  Dividends paid ($.46 per share).............                        (17,609)                 (17,609)
  Issuance of 95 shares of common stock
    under the stock incentive plan............                 1                                     1
  Treasury stock purchases (1,396,700 shares),
    net of issuances (189,506 shares).........               218                  (13,251)     (13,033)
                                               --------------------------------------------------------
Balance at December 31, 1999..................  $397    $473,335    $(213,466)   $(18,971)   $ 241,295
                                               ========================================================

  The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

(in thousands of dollars)

                                                                                                     Year Ended December 31
                                                                                            -----------------------------------
                                                                                                 1999          1998        1997
-------------------------------------------------------------------------------------------------------------------------------
Operating activities
Net income (loss)......................................................................     $(346,280)   $   30,013    $ 30,281
Adjustments to reconcile to cash provided by
     operating activities:
     Depreciation, depletion and amortization..........................................       235,658       204,307     143,632
     Prepaid royalties expensed........................................................        14,217        19,694       8,216
     Net gain on disposition of assets.................................................        (7,459)      (41,512)     (4,802)
     Income from equity investment.....................................................       (11,129)       (6,786)          -
     Distributions from equity investment..............................................        83,178        18,850           -
     Cumulative effect of accounting change............................................        (3,813)            -           -
     Merger-related expenses...........................................................             -             -      33,096
     Write-down of impaired assets.....................................................       364,579             -           -
     Changes in operating assets and liabilities.......................................       (69,471)      (24,671)    (28,842)
     Other.............................................................................        20,483       (11,872)      8,682
                                                                                            -----------------------------------
          Cash provided by operating activities........................................       279,963       188,023     190,263
                                                                                            -----------------------------------
Investing activities
Payments for acquisition...............................................................             -    (1,126,706)          -
Additions to property, plant and equipment.............................................       (98,715)     (141,737)    (77,309)
Proceeds from coal supply agreements...................................................        14,067             -           -
Additions to prepaid royalties.........................................................       (26,057)      (26,252)     (7,967)
Additions to notes receivable..........................................................             -       (10,906)          -
Proceeds from disposition of property, plant and equipment.............................        26,347        34,230       5,267
                                                                                            -----------------------------------
          Cash used in investing activities............................................       (84,358)   (1,271,371)    (80,009)
                                                                                            -----------------------------------
Financing activities
Proceeds from (payments on) revolver and lines of credit...............................       (37,884)      176,582      78,897
Net proceeds from (payments on) term loans.............................................      (151,210)      958,441           -
Payments on notes......................................................................             -       (42,860)   (181,110)
Payments for debt issuance costs.......................................................             -       (12,725)          -
Proceeds from sale and leaseback of equipment..........................................             -        45,442           -
Dividends paid.........................................................................       (17,609)      (18,266)    (13,630)
Proceeds from sale of common stock.....................................................             -           691       1,050
Proceeds from sale of treasury stock...................................................         2,549             -           -
Purchases of treasury stock............................................................       (15,582)       (5,720)          -
                                                                                            -----------------------------------
          Cash provided by (used in) financing activities..............................      (219,736)    1,101,585    (114,793)
                                                                                            -----------------------------------
          Increase (decrease) in cash and cash equivalents.............................       (24,131)       18,237      (4,539)
Cash and cash equivalents, beginning of year...........................................        27,414         9,177      13,716
                                                                                            -----------------------------------
Cash and cash equivalents, end of year.................................................     $   3,283    $   27,414    $  9,177
                                                                                            ===================================
Supplemental cash flow information:
Cash paid during the year for interest.................................................     $ 100,781    $   48,760    $ 18,593
Cash paid during the year for income taxes, net of refunds.............................     $  11,251    $   29,090    $ 21,918

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

(in thousands of dollars except share and per share data)


NOTE 1. ACCOUNTING POLICIES

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

  The Company's 65% ownership of Canyon Fuel, LLC ("Canyon Fuel") is accounted for on the equity method in the consolidated financial statements as a result of certain super-majority voting rights in the joint venture agreement. Income from Canyon Fuel is reflected in the consolidated statements of operations as income from equity investment. (See additional discussion in "Investment in Canyon Fuel" in Note 6.)

  The Company's 17.5% partnership interest in Dominion Terminal Associates is accounted for on the equity method in the consolidated balance sheets. Allocable costs of the partnership for coal loading and storage are included in other expenses in the consolidated statements of operations.

Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Cash and Cash Equivalents

Cash and cash equivalents are stated at cost. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased.

Inventories

Inventories are comprised of the following:


                                                    December 31
                                               ---------------------
                                                   1999         1998
--------------------------------------------------------------------
Coal.......................................... $ 28,183     $ 25,789
Supplies......................................   34,199       42,666
                                               ---------------------
                                               $ 62,382     $ 68,455
                                               ---------------------

Coal and supplies inventories are valued at the lower of average cost or market. The Company has recorded a valuation allowance for slow-moving and obsolete supplies inventories of $23.5 million and $23.9 million at December 31, 1999 and 1998, respectively.

Coal Acquisition Costs and Prepaid Royalties

Coal lease rights obtained through acquisitions are capitalized and amortized primarily by the units-of-production method over the estimated recoverable reserves.

  Rights to leased coal lands are often acquired through royalty payments. Where royalty payments represent prepayments recoupable against production, they are capitalized, and amounts expected to be recouped within one year are classified as a current asset. As mining occurs on these leases, the prepayment is charged to cost of coal sales.

Coal Supply Agreements

Acquisition costs allocated to coal supply agreements (sales contracts) are capitalized and amortized on the basis of coal to be shipped over the term of the contract. Accumulated amortization for sales contracts was $131.4 million and $94.8 million at December 31, 1999 and 1998, respectively.

                                                Arch Coal, Inc. and Subsidiaries


Exploration Costs

Costs related to locating coal deposits and determining the economic mineability of such deposits are expensed as incurred.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Interest costs applicable to major asset additions are capitalized during the construction period. Expenditures which extend the useful lives of existing plant and equipment are capitalized. Costs of purchasing rights to coal reserves and developing new mines or significantly expanding the capacity of existing mines are capitalized and amortized using the units-of-production method over the estimated recoverable reserves. Except for preparation plants and loadouts, plant and equipment are depreciated principally on the straight-line method over the estimated useful lives of the assets, which range from three to 20 years. Effective January 1, 1999, preparation plants and loadouts are depreciated using the units-of-production method over the estimated recoverable reserves subject to a minimum level of depreciation (see additional discussion in "Change in Accounting Method" in Note 3). Prior to January 1, 1999, preparation plants and loadouts were depreciated on a straight-line basis over their estimated useful lives.

Asset Impairment

If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the value of the asset will not be recoverable, as determined based on projected undiscounted cash flows related to the asset over its remaining life, then the carrying value of the asset is reduced to its estimated fair value. (See additional discussion in "Restructuring Charge and Write-Down of Impaired Assets" in Note 2.)

Revenue Recognition

Coal sales revenues include sales to customers of coal produced at Company operations and coal purchased from other companies. The Company recognizes revenue from coal sales at the time title passes to the customer. Revenues from sources other than coal sales, including gains and losses from dispositions of long-term assets, are included in other revenues and are recognized as services are performed or otherwise earned.

Interest Rate Swap Agreements

The Company enters into interest-rate swap agreements to modify the interest characteristics of outstanding Company debt. The swap agreements essentially convert variable-rate debt to fixed-rate debt. These agreements require the exchange of amounts based on variable interest rates for amounts based on fixed interest rates over the life of the agreement. The Company accrues amounts to be paid or received under interest-rate swap agreements over the lives of the agreements. Such amounts are recognized as adjustments to interest expense over the lives of agreements, thereby adjusting the effective interest rate on the Company's debt. The fair values of the swap agreements are not recognized in the financial statements. Gains and losses on terminations of interest-rate swap agreements are deferred on the balance sheets (in other long-term liabilities) and amortized as an adjustment to interest expense over the remaining original term of the terminated swap agreement.

Income Taxes

Deferred income taxes are based on temporary differences between the financial statement and tax basis of assets and liabilities existing at each balance sheet date using enacted tax rates for years during which taxes are expected to be paid or recovered.

Notes to Consolidated Financial Statements

(in thousands of dollars except share and per share data)


Stock-Based Compensation

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

NOTE 2. RESTRUCTURING CHARGE AND WRITE-DOWN OF IMPAIRED ASSETS

In 1999, the Company recorded a pre-tax charge of $23.1 million related to the restructuring of its administrative workforce, the closure of its Dal-Tex mining operation in West Virginia due to permitting problems and the closure of several mines in Kentucky and Illinois due to the depressed coal prices and increased competition from western coal mines. Of the $23.1 million charge, $20.3 million was recorded in cost of coal sales, $2.3 million was recorded in selling, general and administrative expenses and $.5 million was recorded in other expenses in the Company's consolidated statement of operations. The restructuring of the administrative workforce included the elimination of 81 administrative jobs, 58 of which were corporate and the remainder of which were subsidiary positions all of which was part of a corporate-wide effort to reduce general and administrative expenses. The mine closures included the termination of 161 employees. As of December 31, 1999, 74 administrative and 65 mine employees have been terminated. The following are the components of severance and other exit costs included in the restructuring charge along with related 1999 activity:

                                                              Balance at
                                            Utilized in     December 31,
                             1999 Charge           1999             1999
------------------------------------------------------------------------
Employee costs..............     $ 7,354         $  704          $ 6,650
Obligations for
  non-cancelable
  lease payments............       9,858            484            9,374
Reclamation
  liabilities...............       3,667          1,200            2,467
Depreciation
  acceleration..............       2,172          2,172               --
                             -------------------------------------------
                                 $23,051         $4,560          $18,491
                             -------------------------------------------

Except for the charge related to depreciation acceleration, all of the 1999 restructuring charge will require the Company to use cash. Also, the Company expects to utilize the balance of the amounts reserved for employee costs in 2000, while the obligations for non-cancelable lease payments and reclamation liabilities will be utilized in future periods as lease payments are made and reclamation procedures are performed.

  In addition, during the fourth quarter of 1999, the Company determined that significant changes were necessary in the manner and extent in which certain central Appalachia coal assets would be deployed. The anticipated changes were determined during the Company's annual planning process and were necessitated by the adverse legal and regulatory rulings related to surface mining techniques (see Note 20), as well as the continued negative pricing trends related to central Appalachia coal production experienced by the Company. As a result of the planned changes in the deployment of its long-

                                                Arch Coal, Inc. and Subsidiaries


lived assets in the central Appalachia region and pursuant to FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company evaluated the recoverability of its active mining operations and its coal reserves for which no future mining plans exist. This evaluation indicated that the future undiscounted cash flows of three mining operations, Dal-Tex, Hobet 21 and Coal-Mac, and certain coal reserves with no future mining plans were below the carrying value of such long-lived assets. Accordingly, during the fourth quarter of 1999, the Company adjusted the operating assets and coal reserves to their estimated fair value of approximately $99.7 million, resulting in a non-cash impairment charge of $364.6 million (including $50.6 million relating to operating assets and $314.0 million relating to coal reserves). The estimated fair value for the three mining operations was based on anticipated future cash flows discounted at a rate commensurate with the risk involved. The estimated fair value for the coal reserves with no future mining plans was based upon the fair value of these properties to be derived from subleased operations. The impairment loss has been recorded as a loss from the write-down of impaired assets in the consolidated statements of operations.

NOTE 3. CHANGE IN ACCOUNTING METHOD

Through December 31, 1998, plant and equipment had principally been depreciated on the straight-line method over the estimated useful lives of the assets, which range from three to 20 years. Effective January 1, 1999, depreciation on the Company's preparation plants and loadouts was computed using the units-of-production method, which is based upon units produced, subject to a minimum level of depreciation. These assets are usage-based assets and their economic lives are typically based and measured on coal throughput. The Company believes the units-of-production method is preferable to the method previously used because the new method recognizes that depreciation of this equipment is related substantially to physical wear due to usage as well as to the passage of time. This method, therefore, more appropriately matches production costs over the lives of the preparation plants and loadouts with coal sales revenue and results in a more accurate allocation of the cost of the physical assets to the periods in which the assets are consumed. The cumulative effect of applying the new method for years prior to 1999 is an increase to income of $3.8 million net-of-tax ($6.3 million pre-tax) reported as a cumulative effect of accounting change in the consolidated statement of operations for the year ended December 31, 1999. In addition, the net loss of the Company, excluding the cumulative effect of accounting change, for the year ended December 31, 1999 is $.2 million less, or $.01 per share less, than it would have been if the Company had continued to follow the straight-line method of depreciation of equipment for preparation plants and loadouts.

  The unaudited pro-forma amounts below reflect the retroactive application of units-of-production depreciation on preparation plants and loadouts and the corresponding elimination of the cumulative effect of the accounting change.

                                                  Year Ended
                                                 December 31
                                     ------------------------------------
                                          1999          1998         1997
-------------------------------------------------------------------------
Net income (loss)
  as reported....................... $(346,280)      $30,013      $30,281
Pro-forma net
  income (loss).....................  (350,093)       29,511       32,442
Basic and diluted earnings
  (loss) per common share
  as reported.......................     (9.02)         0.76         1.00
Pro-forma basic and diluted
  earnings (loss) per
  common share......................     (9.12)         0.74         1.07

Notes to Consolidated Financial Statements

(in thousands of dollars except share and per share data)


NOTE 4. MERGER AND ACQUISITION

On June 1, 1998, the Company acquired the Colorado and Utah coal operations of Atlantic Richfield Company ("ARCO") and simultaneously combined the acquired ARCO operations and the Company's Wyoming operations with ARCO's Wyoming operations in a new joint venture named Arch Western Resources, LLC ("Arch Western"). The principal operating units of Arch Western are Thunder Basin Coal Company, L.L.C., owned 100% by Arch Western, which operates two coal mines in the Southern Powder River Basin in Wyoming; Mountain Coal Company, L.L.C., owned 100% by Arch Western, which operates a coal mine in Colorado; Canyon Fuel Company, LLC ("Canyon Fuel"), 65% owned by Arch Western and 35% by ITOCHU Coal International Inc., a subsidiary of ITOCHU Corporation, which operates three coal mines in Utah; and Arch of Wyoming, LLC, owned 100% by Arch Western, which operates two coal mines in the Hanna Basin of Wyoming.

  Arch Western is 99% owned by the Company and 1% owned by ARCO. The transaction was valued at approximately $1.14 billion and a wholly owned subsidiary of the Company is the managing member of Arch Western. The transaction has been accounted for under the purchase method of accounting. Accordingly, the cost to acquire ARCO's U.S. coal operations has been allocated to the assets acquired and liabilities assumed according to their respective estimated fair values. Results of operations of the acquired operations are included in the consolidated statements of operations effective June 1, 1998. The acquired ARCO operations continue to produce low-sulfur coal for sale to primarily domestic utility customers.

  On July 1, 1997, Ashland Coal, Inc. ("Ashland Coal") merged with a subsidiary of the Company. Under the terms of the merger, Ashland Coal's stockholders received one share of the Company's common stock for each common share of Ashland Coal and 20,500 shares of the Company's common stock for each share of Ashland Coal preferred stock. A total of 18,660,054 shares of Company common stock were issued in the merger, resulting in a total purchase price (including fair value of stock options and transaction-related fees) of approximately $464.8 million. The merger was accounted for under the purchase method of accounting. Results of operations of Ashland Coal are included in the consolidated statements of operations effective July 1, 1997.

  Summarized below are the unaudited pro forma combined results of operations for the years ended December 31, 1998 and 1997. These results reflect the July 1, 1997 Ashland Coal merger as if it had occurred on January 1, 1997 and the June 1, 1998 Arch Western transaction as if it had occurred on January 1, 1998 and 1997.

                                                 1998            1997
---------------------------------------------------------------------
Revenues.................................. $1,669,824      $1,792,582
Income before extraordinary item..........     22,994          36,175
Net income................................     21,506          36,175
Earnings per share before
  extraordinary loss......................        .58             .91
Earnings per share........................        .54             .91

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

NOTE 5. MERGER-RELATED EXPENSES

During 1997, in connection with the Ashland Coal merger, the Company recorded a one-time charge of $39.1 million (before tax), or $23.8 million (after tax), comprised of termination benefits

                                                Arch Coal, Inc. and Subsidiaries


and relocation costs of $8.1 million and costs of $31.0 million associated with the idling of duplicate facilities. The $8.1 million costs arising from the termination benefits and relocation costs have been paid. The $31.0 million costs associated with the idling of duplicate facilities reduced the book value of the duplicate facilities. A portion of this charge related to Big Sandy Terminal. As a result of a change in management strategy related to the Big Sandy Terminal, the assets were sold in 1998 for a pre-tax gain of $7.5 million.

NOTE 6. INVESTMENT IN CANYON FUEL

The following tables present unaudited summarized financial information for Canyon Fuel which, as part of the June 1, 1998 Arch Western transaction (described in Note 4), was acquired by the Company and is accounted for on the equity method.

                                                               Seven
                                              Year            Months
                                             Ended             Ended
Condensed Income                      December 31,      December 31,
Statement Information                         1999              1998
--------------------------------------------------------------------
Revenues.............................     $241,062          $155,634
Total costs and expenses.............      230,512           153,039
                                      ------------------------------
Net income...........................     $ 10,550          $  2,595
                                      ==============================
65% of Canyon Fuel net income........     $  6,858          $  1,687
Effect of purchase adjustments.......        4,271             5,099
                                      ------------------------------
Arch Coal's income from its equity
  investment in Canyon Fuel..........     $ 11,129          $  6,786
                                      ==============================

                                                  December 31
Condensed Balance                     ------------------------------
Sheet Information                             1999            1998
--------------------------------------------------------------------
Current assets.......................     $ 61,212        $ 87,620
Noncurrent assets....................      452,103         532,119
Current liabilities..................       37,065          31,459
Noncurrent liabilities...............       20,789          19,247
Members' equity......................      455,461         569,033


The Company's income from its equity investment in Canyon Fuel represents 65% of Canyon Fuel's net income after adjusting for the effect of its investment in Canyon Fuel. The Company's investment in Canyon Fuel reflects purchase adjustments primarily related to the reduction in amounts assigned to sales contracts, mineral reserves and other property, plant and equipment totaling $96.3 million at December 31, 1999 which are not reflected in the condensed balance sheet information above.

NOTE 7. ACCRUED EXPENSES

Accrued expenses consist of the following:

                                              December 31
                                        ------------------------
                                            1999            1998
----------------------------------------------------------------
Accrued payroll and
  related benefits..................... $ 27,830        $ 29,878
Accrued taxes other than
  income taxes.........................   47,727          44,665
Accrued postretirement
  benefits other than pension..........   14,755          15,555
Accrued workers'
  compensation.........................   11,144          15,869
Accrued interest.......................    6,285          17,007
Accrued reclamation and
  mine closure.........................   26,540           6,841
Other accrued expenses.................   11,280          12,815
                                        ------------------------
                                        $145,561        $142,630
                                        ========================


NOTE 8. INCOME TAXES

Significant components of the provision (benefit) for income taxes are as follows:
                                                    December 31
                                        -----------------------------------
                                            1999         1998          1997
---------------------------------------------------------------------------
Current:
  Federal.............................. $  6,796     $  8,077      $  8,250
  State................................       --         (260)         (250)
                                        -----------------------------------
Total current..........................    6,796        7,817         8,000
Deferred:
  Federal..............................  (54,135)     (12,583)      (13,180)
  State................................  (18,361)        (334)         (320)
                                        -----------------------------------
Total deferred.........................  (72,496)     (12,917)      (13,500)
                                        -----------------------------------
                                        $(65,700)    $ (5,100)     $ (5,500)
                                        ===================================


A reconciliation of the statutory federal income tax expense (benefit) on the Company's pretax income (loss) before extraordinary loss and cumulative effect of accounting change to the

Notes to Consolidated Financial Statements

(in thousands of dollars except share and per share data)



actual provision (benefit) for income taxes follows:

                                                    December 31
                                       -------------------------------------
                                            1999          1998          1997
----------------------------------------------------------------------------
Income tax expense
  (benefit) at statutory
  rate................................ $(145,526)     $  9,240      $  8,673
Percentage depletion
  allowance...........................   (15,000)      (14,437)      (13,543)
State taxes, net of effect of
  federal taxes.......................   (18,361)         (594)         (570)
Change in valuation
  allowance...........................   112,345            --            --
Non-deductible expenses...............       284           621           236
Other, net............................       558            70          (296)
                                       -------------------------------------
                                        $(65,700)     $ (5,100)     $ (5,500)
                                       =====================================


The Company's federal income tax returns for the years 1995 and 1996 are currently under review by the Internal Revenue Service (IRS).

  During 1997, the Company settled its protest of certain adjustments proposed by the IRS for the federal income tax returns for the years 1987 through 1989. A deposit of $8.0 million was made in April 1997 in anticipation of the settlement.

  During 1998, the Company settled its protest of certain unagreed issues with the IRS for the federal income tax returns for the years 1990 and 1991. A final payment of $0.5 million was paid in June 1998 and charged against previously recorded reserves. The IRS audit of the federal income tax returns for the years 1992 through 1994 was completed during 1998 and agreed to at the examination level. A payment of $15.5 million was made in December 1998 in settlement of all issues. A significant number of the issues were timing in nature and the tax paid related to these temporary differences is accounted for as a deferred tax asset and the remaining tax and interest paid was charged against previously recorded reserves. A portion of the payment related to items that were settled in the 1987 through 1991 audits previously discussed. Permanent differences included a reduction in percentage depletion and a decrease in cost depletion related to the settlement for the adjustment in fair market value of certain coal reserves.

  During 1999, the Company settled an audit of former Ashland Coal, Inc. for the years January 1995 through June 1997. A payment of $.1 million was made in January 1999 in settlement of all issues.

  Management believes that the Company has adequately provided for any income taxes and interest which may ultimately be paid with respect to all open tax years.

  Significant components of the Company's deferred tax assets and liabilities that result from carryforwards and temporary differences between the financial statement basis and tax basis of assets and liabilities are summarized as follows:

                                                      December 31
                                                ------------------------
                                                    1999            1998
------------------------------------------------------------------------
Deferred tax assets:
  Postretirement benefits other
     than pension                               $139,796        $136,004
  Alternative minimum tax credit
     carryforward                                 91,604          70,897
  Workers' compensation................           43,029          29,345
  Reclamation and mine closure.........           30,016          22,567
  Net operating loss carryforwards.....           11,507          10,232
  Plant and equipment..................           49,069              --
  Advance royalties....................           24,064              --
  Other................................           25,514          17,983
                                                ------------------------
     Gross deferred tax assets.........          414,599         287,028
  Valuation allowance..................         (112,345)             --
                                                ------------------------
     Total deferred tax assets.........          302,254         287,028
                                                ------------------------
Deferred tax liabilities:
  Coal lands and mineral rights........            8,965          78,869
  Plant and equipment..................               --          78,359
  Leases...............................           21,990           7,884
  Coal supply agreements...............           36,750          17,390
  Other................................           30,449          12,623
                                                ------------------------
     Total deferred tax liabilities....           98,154         195,125
                                                ------------------------
         Net deferred tax asset........          204,100          91,903
     Less current asset................           21,600           8,694
                                                ------------------------
         Long-term deferred tax asset..         $182,500        $ 83,209
                                                ========================

                                                Arch Coal, Inc. and Subsidiaries


The Company has a net operating loss carryforward for regular income tax purposes of $35.4 million which will expire in the years 2008 to 2019. The Company has an alternative minimum tax credit carryforward of $91.6 million which may carry forward indefinitely to offset future regular tax in excess of alternative minimum tax.

  During 1999, the Company recorded a valuation allowance for a portion of its deferred tax assets that management believes, more likely than not, will not be realized. These deferred tax assets include a portion of the alternative minimum tax credits and some of the deductible temporary differences that will likely not be realized at the maximum effective tax rate.

NOTE 9. DEBT AND FINANCING ARRANGEMENTS

Debt consists of the following:

                                                            December 31
                                                   ---------------------------
                                                         1999             1998
------------------------------------------------------------------------------
Indebtedness to banks under lines of
  credit (weighted average rate at
  December 31, 1998--5.40%)....................... $       --       $   12,884

Indebtedness to banks under revolving
  credit agreement, expiring
  May 31, 2003 (weighted average rate
  at December 31, 1999--7.61%;
  December 31, 1998--6.27%).......................    365,000          390,000

Variable rate fully amortizing term loan
  payable quarterly from July 1, 2001
  through May 31, 2003 (weighted
  average rate at December 31, 1999--
  7.49%; December 31, 1998--6.16%)................    135,000          285,000

Variable rate non-amortizing term loan
due May 31, 2003 (weighted average
rate at December 31, 1999--7.85%;
December 31, 1998--6.87%).........................    675,000          675,000

Other.............................................      5,993            7,203
                                                   ---------------------------
                                                    1,180,993        1,370,087
Less current portion..............................     86,000           61,000
                                                   ---------------------------
Long-term debt.................................... $1,094,993       $1,309,087
                                                   ===========================


In connection with the Arch Western transaction, the Company entered into two new five-year credit facilities: a $675 million non-amortizing term loan in the name of Arch Western, the entity owning the right to the coal reserves and operating assets acquired in the Arch Western transaction, and a $900 million credit facility in the name of the Company, including a $300 million fully amortizing term loan and a $600 million revolver. Borrowings under the Company's new credit facilities were used to finance the acquisition of ARCO's Colorado and Utah coal operations, to pay related fees and expenses, to refinance existing corporate debt and for general corporate purposes. The Company recognized an extraordinary charge of $1.5 million (net of a tax benefit of $.9 million) related to the refinancing of a July 1, 1997 credit facility and the prepayment of certain other notes. Borrowings under the Arch Western credit facility were used to fund a portion of a $700 million cash distribution by Arch Western to ARCO, which distribution occurred simultaneously with ARCO's contribution of its Wyoming coal operations and certain other assets to Arch Western. The $675 million term loan is secured by Arch Western's membership interests in its subsidiaries. The Arch Western credit facility is not guaranteed by the Company. The rate of interest on the borrowings under the agreements is, at the Company's option, the PNC Bank base rate or a rate based on LIBOR.

  On August 23, 1999, the Company prepaid $105 million or seven required quarterly installments on the $300 million fully amortizing term loan. The next required quarterly installment will be July 1, 2001. The prepayments were funded by additional borrowings under the $600 million revolver.

  The Company periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At December 31, 1999, there were $65 million of such agreements in effect, of which no borrowings were outstanding.

  Except for amounts expected to be repaid in 2000, amounts borrowed under the revolving

Notes to Consolidated Financial Statements

(in thousands of dollars except share and per share data)

credit agreement and the bank lines of credit are classified as long-term as the Company has the intent and the ability to maintain these borrowings on a long-term basis. Aggregate maturities of debt at December 31, 1999 for the next five years are $86.0 million in 2000, $30.5 million in 2001, $60.5 million in 2002, $1.0 billion in 2003 and $.6 million in 2004.

  Terms of the Company's credit facilities and leases contain financial and other restrictive covenants that limit the ability of the Company to, among other things, pay dividends, effect acquisitions or dispositions and borrow additional funds, and require the Company to, among other things, maintain various financial ratios and comply with various other financial covenants. Failure by the Company to comply with such covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on the Company. At December 31, 1999, as a result of the effect of the write-down of impaired assets and other restructuring costs, the Company did not comply with certain of these restrictive covenant requirements, for which the Company received an amendment on January 21, 2000. These amendments contain, among other things, provisions for the payment of fees of .25% and an increase in the interest rate of .375% associated with the Company's term loan and the $600 million revolver. In addition, the amendments require the pledging of assets to collateralize the term loan and the $600 million revolver by May 20, 2000. The assets to be pledged are expected to include equity interests in wholly owned entities, certain real property interests, accounts receivable and inventory of the Company.

  The Company enters into interest-rate swap agreements to modify the interest characteristics of the Company's outstanding debt. At December 31, 1999, the Company had interest-rate swap agreements having a total notional value of $780 million. These swap agreements are used to convert variable-rate debt to fixed-rate debt. Under these swap agreements, the Company pays a weighted-average fixed rate of 5.53% (before the credit spread over LIBOR) and is receiving a weighted-average variable rate based upon 30-day and 90-day LIBOR. At December 31, 1999, the remaining terms of the swap agreements ranged from 32 to 56 months.

NOTE 10. FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts approximate fair value.

Debt: The carrying amounts of the Company's borrowings under its revolving credit agreement, lines of credit, variable rate term loans and other long-term debt approximate their fair value.

Interest rate swaps: The fair values of interest rate swaps are based on quoted prices, which reflect the present value of the difference between estimated future amounts to be paid and received. At December 31, 1999 and 1998, the fair value of these swaps is an asset of $27.4 million and a liability of $14.2 million, respectively.

NOTE 11. ACCRUED WORKERS' COMPENSATION

The Company is liable under the federal Mine Safety and Health Act of 1977, as amended, to provide for pneumoconiosis (black lung) benefits to eligible employees, former employees, and dependents with respect to claims filed by such persons on or after July 1, 1973. The Company is also liable under various states' statutes for black lung benefits. The Company currently provides for federal and state claims principally through a self-insurance program. Charges are being made to operations as determined by inde-

                                                Arch Coal, Inc. and Subsidiaries


pendent actuaries, at the present value of the actuarially computed present and future liabilities for such benefits over the employees' applicable years of service. In addition, the Company is liable for workers' compensation benefits for traumatic injuries which are accrued as injuries are incurred. Workers' compensation costs (credits) include the following components:

                                               1999     1998     1997
----------------------------------------------------------------------
Self-insured black lung benefits:
Service cost.............................   $ 1,671  $ 1,022  $   678
Interest cost............................     3,522    3,173    2,353
Net amortization and deferral............       327      111  (10,084)
                                          ---------------------------
                                              5,520    4,306   (7,053)
Other workers' compensation benefits.....    13,241   19,396   12,182
                                          ---------------------------
                                            $18,761  $23,702  $ 5,129
                                          ===========================

The actuarial assumptions used in the determination of black lung benefits included a discount rate of 7.50% as of December 31, 1999 (7.00% and 7.25% as of December 31, 1998 and 1997, respectively) and a black lung benefit cost escalation rate of 4% in 1999, 1998 and 1997. In consultation with independent actuaries, the Company changed the discount rate, black lung benefit cost escalation rate, rates of disability and other assumptions used in the actuarial determination of black lung liabilities as of January 1, 1993, to better reflect actual experience. The effect of these changes was a significant increase in the unrecognized net gain. This gain was amortized through 1997 and totaled $10.8 million (before tax) and $6.6 million (after tax) in 1997.

  Summarized below is information about the amounts recognized in the consolidated balance sheets for workers' compensation benefits:


                                                                     December 31
                                                               -----------------------
                                                                 1999          1998
--------------------------------------------------------------------------------------
Actuarial present value for self-insured black lung:

   Benefits contractually recoverable from others............. $  3,254      $  4,649

   Benefits for Company employees.............................   48,267        51,137
                                                               ------------------------
   Accumulated black lung benefit obligation..................   51,521        55,786

   Unrecognized net gain (loss)...............................    4,890        (1,722)
                                                               ------------------------
                                                                 56,411        54,064
Traumatic and other workers' compensation.....................   59,923        67,138
                                                               ------------------------

Accrued workers' compensation.................................  116,334       121,202

Less amount included in accrued expenses......................   11,144        15,869
                                                               ------------------------
                                                               $105,190      $105,333
                                                               ========================

Receivables related to benefits contractually recoverable from others of $3.3 million in 1999 and $4.7 million in 1998 are recorded in other long-term assets.

NOTE 12. ACCRUED RECLAMATION AND MINE CLOSING COSTS

The federal Surface Mining Control and Reclamation Act of 1977 and similar state statutes require that mine property be restored in accordance with specified standards and an approved reclamation plan. The Company accrues for the costs of final mine closure reclamation over the estimated useful mining life of the property. These costs relate to reclaiming the pit and support acreage at surface mines and sealing portals at deep mines. Other costs of final mine closure common to both types of mining are related to

Notes to Consolidated Financial Statements

(in thousands of dollars except share and per share data)


reclaiming refuse and slurry ponds. The Company also accrues for significant reclamation that is completed during the mining process prior to final mine closure. The establishment of the final mine closure reclamation liability and the other ongoing reclamation liability is based upon permit requirements and requires various estimates and assumptions, principally associated with costs and productivities. The Company accrued $12.9 million, $12.5 million and $10.8 million in 1999, 1998 and 1997, respectively, for current and final mine closure reclamation, excluding reclamation recosting adjustments identified below. Cash payments for final mine closure reclamation and current disturbances approximated $15.8 million, $15.0 million and $8.5 million for 1999, 1998 and 1997, respectively. Periodically, the Company reviews its entire environmental liability and makes necessary adjustments for permit changes as granted by state authorities, additional costs resulting from accelerated mine closures, and revisions to costs and productivities, to reflect current experience. These recosting adjustments are recorded in cost of coal sales. Adjustments included a net increase in the liability of $4.3 million and $4.9 million in 1999 and 1998, respectively, and a net decrease in the liability of $4.4 million in 1997. The Company's management believes it is making adequate provisions for all expected reclamation and other costs associated with mine closures.

13.  EMPLOYEE BENEFIT PLANS

Defined Benefit Pension and Other Postretirement Benefit Plans

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

                                                Arch Coal, Inc. and Subsidiaries


policy is to fund the cost of all postretirement health and life insurance benefits as they are paid. Summaries of the changes in the benefit obligations, plan assets (primarily listed stocks and debt securities) and funded status of the plans are as follows:

                                                                                                                 Other
                                                                        Pension benefits                 postretirement benefits
                                                                  ------------------------------------------------------------------
                                                                       1999            1998                1999            1998
------------------------------------------------------------------------------------------------------------------------------------
Change in benefit obligations
Benefit obligations at January 1................................   $139,433        $ 84,085            $335,823        $333,908
Service cost....................................................      7,118           5,841               2,424           3,715
Interest cost...................................................      8,980           8,137              21,580          23,101
Benefits paid...................................................    (13,462)         (8,562)            (14,736)        (13,224)
Plan amendments.................................................       (435)         (3,809)                 --         (15,924)
Acquisition of ARCO Coal operations.............................         --          39,674                  --          13,625
Other-primarily actuarial (gain) loss...........................     (9,851)         14,067             (14,245)         (9,378)
                                                                  ------------------------------------------------------------------
Benefit obligations at December 31..............................   $131,783        $139,433            $330,846        $335,823
                                                                  ------------------------------------------------------------------
Change in plan assets
Value of plan assets at January 1...............................   $127,274        $ 64,577            $     --        $     --
Actual return on plan assets....................................     31,308          21,771                  --              --
Employer contributions..........................................      2,097           8,346              14,736          13,224
Acquisition of ARCO Coal operations.............................         --          41,142                  --              --
Benefits paid...................................................    (13,462)         (8,562)            (14,736)        (13,224)
                                                                  ------------------------------------------------------------------
Value of plan assets at December 31.............................   $147,217        $127,274            $     --        $     --
                                                                  ------------------------------------------------------------------
Funded status of the plans
Accumulated obligations less plan assets........................   $(15,434)       $ 12,159            $330,846        $335,823
Unrecognized actuarial gain.....................................     37,513           6,920              16,341           6,918
Unrecognized net transition asset...............................        689             887                  --              --
Unrecognized prior service gain.................................      2,815           2,667              11,561          16,367
                                                                  ------------------------------------------------------------------
Net liability recognized........................................   $ 25,583        $ 22,633            $358,748        $359,108
                                                                  ------------------------------------------------------------------
Balance sheet liabilities (assets)
Prepaid benefit costs...........................................   $     --        $ (1,092)           $     --        $     --
Accrued benefit liabilities.....................................     25,583          23,725             358,748         359,108
                                                                  ------------------------------------------------------------------
Net liability recognized........................................     25,583          22,633             358,748         359,108
Less current portion............................................      3,138           4,109              14,755          15,555
                                                                  ------------------------------------------------------------------
                                                                   $ 22,445        $ 18,524            $343,993        $343,553
                                                                  ==================================================================

Changes in demographic information associated with the defined benefit pension plan resulted in a $9.9 million actuarial gain in 1999 and a $14.1 million actuarial loss for 1998. The Company's primary defined benefit pension plan was amended January 1998 to a cash balance plan, which resulted in a $3.8 million gain. The $14.2 million actuarial gain in the postretirement benefit plan during 1999 results primarily from reduced obligations associated with the Dal-Tex closure. A January 1997 amendment to the postretirement benefit plan resulted in a $15.9 million gain in 1998. The gain resulted from the implementation of a defined dollar benefit cap which limits the Company's disbursements under the plan. The $9.4 million actuarial gain in 1998 resulted from favorable claims experience compared to previous projections.

Notes to Consolidated Financial Statements

(in thousands of dollars except share and per share data)


                                                                                                                 Other
                                                                        Pension benefits                 postretirement benefits
                                                                  ------------------------------------------------------------------
                                                                       1999            1998                1999            1998
------------------------------------------------------------------------------------------------------------------------------------
Weighted Average Assumptions as of December 31
Discount rate....................................................     7.50%           7.00%               7.50%           7.00%
Rate of compensation increase....................................     5.25%           4.75%                 N/A             N/A
Expected return on plan assets...................................     9.00%           9.00%                 N/A             N/A
Health care cost trend on covered charges........................       N/A             N/A                5.0%            4.5%

The following table details the components of pension and other postretirement benefit costs.

                                                                                                          Other
                                                              Pension benefits                    postretirement benefits
                                                      -----------------------------------------------------------------------
                                                         1999       1998       1997            1999       1998       1997
-----------------------------------------------------------------------------------------------------------------------------
Service cost...............................           $ 7,118    $ 5,841    $ 2,788         $ 2,424    $ 3,715    $ 3,717
Interest cost..............................             8,980      8,137      4,970          21,580     23,101     19,546
Expected return on plan assets.............            (9,929)    (7,521)    (4,391)             --         --         --
Other amortization and deferral............            (1,122)       790       (503)         (9,628)    (2,884)    (2,573)
                                                      -----------------------------------------------------------------------
                                                      $ 5,047    $ 7,247    $ 2,864         $14,376    $23,932    $20,690
                                                      =======================================================================

The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rate by one percentage point each year would increase the accumulated postretirement obligation as of December 31, 1999 by $44.5 million, or 13.5%, and the net periodic postretirement benefit cost for 1999 by $3.1 million, or 21.6%.

Multiemployer Pension and Benefit Plans

Under the labor contract with the United Mine Workers of America ("UMWA"), the Company made payments of $.2 million, $1.3 million and $2.0 million in 1999, 1998, and 1997, respectively, into a multiemployer defined benefit pension plan trust established for the benefit of union employees. Payments are based on hours worked and are expensed as paid. Under the Multiemployer Pension Plan Amendments Act of 1980, a contributor to a multiemployer pension plan may be liable, under certain circumstances, for its proportionate share of the plan's unfunded vested benefits (withdrawal liability). The Company has estimated its share of such amount to be $29.6 million at December 31, 1999. The Company is not aware of any circumstances which would require it to reflect its share of unfunded vested pension benefits in its financial statements. At December 31, 1999, approximately 23% of the Company's workforce was represented by the UMWA. The current UMWA collective bargaining agreement expires at December 31, 2002.

  The Coal Industry Retiree Health Benefit Act of 1992 ("Benefit Act") provides for the funding of medical and death benefits for certain retired members of the UMWA through premiums to be paid by assigned operators (former employers), transfers of monies in 1993 and 1994 from an overfunded pension trust established for the benefit of retired UMWA members, and transfers from the Abandoned Mine Lands Fund (funded by a federal tax on coal production) commencing in 1995. The Company treats its obligation under the Benefit Act as a participation in a multiemployer plan and recognizes expense as premiums are paid. The Company recognized $2.7 million in 1999, $3.7 million in 1998, and $3.9 million in 1997 in expense relative to premiums paid pursuant to the Benefit Act.

                                                Arch Coal, Inc. and Subsidiaries


Other Plans

The Company sponsors savings plans which were established to assist eligible employees in providing for their future retirement needs. The Company's contributions to the plans were $8.4 million in 1999, $6.8 million in 1998, and $4.6 million in 1997.

NOTE 14. CAPITAL STOCK

On April 4, 1997, the Company changed its capital stock whereby the number of authorized shares was increased to 100,000,000 common shares, the par value was changed to $.01 per share, and a common stock split of 338.0857-for-one was effected. All share and per share information reflect the stock split.

  On September 29, 1998, the Company's Board of Directors authorized the Company to repurchase up to 2 million shares of Company common stock. The timing of the purchases and the number of shares to be purchased are dependent on market conditions. Through December 31, 1999, the Company had acquired 1,726,900 shares under the repurchase program at an average price of $12.29 per share compared to 330,200 shares at an average price of $17.08 per share through December 31, 1998.

  On February 25, 1999, the Company's Board of Directors authorized the Company to amend its Automatic Dividend Reinvestment Plan to provide, among other things, that dividends may be reinvested in the Company's common stock by purchasing authorized but unissued shares (including treasury shares) directly from the Company, as well as by purchasing shares in the open market. On May 4, 1999, the Company filed a Form S-3 with the Securities and Exchange Commission to register 2 million shares of the Company's common stock for issuance under the amended Plan. As reflected in the Prospectus filed therewith, the amended Plan provides that the Company determines whether the Plan's administrator should reinvest dividends in shares purchased in the open market or in shares acquired directly from the Company. The Company authorized and directed its Plan administrator (for all shareholders who had elected to reinvest their dividends in Company stock) to reinvest the June 15, 1999 and September 15, 1999 dividends in the Company's treasury stock. As of December 31, 1999, approximately $2.5 million of the Company's dividends were reinvested in 189,506 shares of treasury stock. In accordance with the terms of the amended Plan, the treasury stock was reissued by the Company at the average of the high and low per share sales price as reported by the New York Stock Exchange on the date of the dividends, which averaged $13.446 per share. The Company accounts for the issuance of the treasury stock using the average cost method.

NOTE 15. STOCK INCENTIVE PLAN

On April 22, 1998, the stockholders ratified the adoption of the 1997 Stock Incentive Plan (the "Company Incentive Plan"), reserving 6,000,000 shares of Arch Coal common stock for awards to officers and other selected key management employees of the Company. The Company Incentive Plan provides the Board of Directors with the flexibility to grant stock options, stock appreciation rights
(SARs), restricted stock awards or units, performance stock or units, merit awards, phantom stock awards and rights to acquire stock through purchase under a stock purchase program ("Awards"). Awards the Board of Directors elect to pay out in cash do not count against the 6,000,000 shares authorized in the 1997 Stock Incentive Plan. Stock options outstanding under the Ashland Coal stock incentive plans at the date of the Ashland Coal merger were substituted for fully vested stock options in the Company Incentive Plan (and are exercisable on the same terms and conditions including per share exercise prices as were applicable to such options when granted). Stock options generally become exercisable in full or in part one year from the date of grant

Notes to Consolidated Financial Statements

(in thousands of dollars except share and per share data)


and are granted at a price equal to 100% of the fair market value of the stock on the date of grant. SAR's entitle employees to receive a payment equal to the appreciation in market value of the stated number of common shares from the SAR's exercise price to the market value of the shares on the date of its exercise. Unexercised options and SAR's lapse 10 years after the date of grant. Restricted stock awards and restricted stock units entitle employees to purchase shares or stock units at a nominal cost. Such awards entitle employees to vote shares acquired and to receive any dividends thereon, but such shares cannot be sold or transferred and are subject to forfeiture if employees terminate their employment prior to the prescribed period, which can be from one to five years. Restricted stock units generally carry the same restrictions and potential forfeiture, but are generally paid in cash upon vesting. Merit awards are grants of stock without restriction and at a nominal cost. Performance stock or unit awards can be earned by the recipient if the Company meets certain pre-established performance measures. Until earned, the performance awards are nontransferable, and when earned, performance awards are payable in cash, stock, or restricted stock as determined by the Company's Board of Directors. Phantom stock awards are based on the appreciation of hypothetical underlying shares or the earnings performance of such shares and may be paid in cash or in shares of common stock. As of December 31, 1999, performance units and stock options were the only types of awards granted. As of December 31, 1999, 361,550 performance units had been granted and will be earned by participants based on Company performance for the years 1998 through 2001. Information regarding stock options under the Company Incentive Plan is as follows for the years ended December 31, 1999, 1998 and 1997:




                                                          1999                        1998                        1997
                                                  ----------------------------------------------------------------------------
                                                              Weighted                    Weighted                    Weighted
                                                  Common       Average        Common       Average        Common       Average
                                                  Shares         Price        Shares         Price        Shares         Price
------------------------------------------------------------------------------------------------------------------------------
Options outstanding at January 1.................  1,128        $24.86           926        $25.23            --        $   --
Issued in exchange for Ashland Coal
  stock options..................................     --            --            --            --           675         23.69
Granted..........................................    744         10.69           360         22.88           300         27.88
Exercised........................................     --            --           (48)        14.50           (49)        21.25
Canceled.........................................    (63)        16.28          (110)        25.88            --            --
                                                  ------                      ------                      ------
Options outstanding at December 31...............  1,809         19.33         1,128         24.86           926         25.23
                                                  ------                      ------                      ------
Options exercisable at December 31...............    837        $24.77           600        $25.04           626        $23.88
Options available for grant at December 31.......  4,094                       4,775                       5,025


The Company applies APB 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for the Company Incentive Plan. Accordingly, no compensation expense has been recognized for the fixed stock option portion of the Company Incentive Plan. Had compensation expense for the fixed stock option portion of the Company Incentive Plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of FAS 123, Accounting for Stock-Based Compensation, the Company's net income (loss) and earnings (loss) per common share would have been changed to the pro forma amounts as

                                                Arch Coal, Inc. and Subsidiaries


indicated in the table below. The fair value of options granted in 1999, 1998 and 1997 was determined to be $2.9 million, $2.3 million and $2.5 million, respectively, using the Black-Scholes option pricing model and the weighted average assumptions noted below. For purposes of these pro forma disclosures, the estimated fair value of the options is recognized as compensation expense over the options' vesting period. The stock options granted in 1999 vest over four years, while the stock options granted in 1998 and 1997 vest ratably over three years.



                                                                                1999               1998               1997
---------------------------------------------------------------------------------------------------------------------------
Pro forma (unaudited)
  Net income (loss) (in millions).........................................   $(347.7)             $29.3              $30.1
  Basic and  diluted earnings (loss) per share............................   $ (9.06)             $ .74              $ .98
                                                                             ----------------------------------------------
Weighted average fair value per share of options granted..................   $  4.13              $7.22              $8.36
                                                                             ----------------------------------------------
Assumptions (weighted average)
  Risk-free interest rate.................................................       6.6%               6.0%               6.3%
  Expected dividend yield.................................................       2.0%               2.0%               2.0%
  Expected volatility.....................................................      41.4%              31.8%              29.0%
  Expected life (in years)................................................       5.0                5.0                5.0


The pro forma effect on net income (loss) for 1999, 1998 and 1997 is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants issued prior to 1996.

  Exercise prices for options outstanding as of December 31, 1999, range from $10.6875 to $34.375, and the weighted average remaining contractual life at that date was 7.3 years. The table below shows pertinent information on options outstanding at December 31, 1999:


(Options in thousands)                            Options outstanding                               Options exercisable
-----------------------------------------------------------------------------------------------------------------------------
                                         Weighted average                                                            Weighted
Range of                Number      remaining contractual        Weighted average               Number       average exercise
exercise prices    outstanding               life (years)          exercise price          exercisable                  price
-----------------------------------------------------------------------------------------------------------------------------
$10 - $18                  754                       8.63                  $11.08                   65                 $15.24
$22 - $23                  544                       6.84                  $22.58                  342                 $22.41
$25 - $35                  511                       5.77                  $28.04                  430                 $28.07

NOTE 16. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

The Company places its cash equivalents in investment-grade short-term investments and limits the amount of credit exposure to any one commercial issuer.

  The Company markets its coal principally to electric utilities in the United States. As of December 31, 1999 and 1998, accounts receivable from electric utilities located in the United States totaled $120.2 million and $152.1 million, respectively. Generally, credit is extended based on an evaluation of the customer's financial condition, and collateral is not generally required. Credit losses are provided for in the financial statements and historically have been minimal.

  The Company is committed under long-term contracts to supply coal that meets certain quality requirements at specified prices. These prices are generally adjusted based on indices. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer. Sales (including spot sales) to major customers were as follows:

                         1999      1998      1997
-------------------------------------------------
AEP................. $157,278  $195,682  $129,981
Southern Company....  163,826   170,452   187,800

Notes to Consolidated Financial Statements

(in thousands of dollars except share and per share data)


NOTE 17. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per common share:


                                                                                        1999            1998        1997
----------------------------------------------------------------------------------------------------------------------------
Numerator:
  Income (loss) before extraordinary loss and cumulative effect of
  accounting change.............................................................   $(350,093)        $31,501     $30,281
  Extraordinary loss from the extinguishment of debt, net of taxes..............          --          (1,488)         --
  Cumulative effect of accounting change, net of taxes..........................       3,813              --          --
                                                                                   ----------------------------------------
  Net income (loss).............................................................   $(346,280)        $30,013     $30,281
                                                                                   ========================================
Denominator:
  Weighted average shares-denominator for basic.................................      38,392          39,626      30,374
  Dilutive effect of employee stock options.....................................          --              25          34
                                                                                   ----------------------------------------
  Adjusted weighted average shares-denominator for diluted......................      38,392          39,651      30,408
                                                                                   ========================================
Basic and diluted earnings (loss) per common share before extraordinary
  loss and cumulative effect of accounting change...............................   $   (9.12)        $   .79     $  1.00
                                                                                   ========================================
Basic and diluted earnings (loss) per common share..............................   $   (9.02)        $   .76     $  1.00
                                                                                   ========================================

At December 31, 1999, 1998 and 1997, 1.8 million, 1.1 million and .4 million shares, respectively, were not included in the diluted earnings per share calculation since the shares are antidilutive.

NOTE 18. SALE AND LEASEBACK

On January 29, 1998, the Company sold mining equipment for approximately $74.2 million and leased back the equipment under an operating lease with a term of three years. This included the sale and leaseback of equipment purchased under an existing operating lease that expired on the same day. The proceeds of the sale were used to purchase the equipment under the expired lease for $28.3 million and to pay down debt. At the end of the lease term, the Company has the option to renew the lease for two additional one-year periods or purchase the equipment. Alternatively, the equipment may be sold to a third party. In the event of such a sale, the Company will be required to make a payment to the lessor in the event, and to the extent, that the proceeds are below a certain threshold. The gain on the sale and leaseback of $10.7 million was deferred and is being amortized over the base term of the lease as a reduction of rental expense. Effective April 1, 1999, as a result of the shutdown of the Dal-Tex operation, the Company purchased for $14.4 million several pieces of equipment under lease that were included in this transaction and transferred them to the Company's Wyoming operations. A pro-rata portion of the deferred gain, or $3.1 million, was offset against the cost of the assets. After the effect of this purchase, at the end of the lease term, the remaining assets can be purchased for $40.1 million or sold to a third party with the Company required to make a payment to the lessor in the event, and to the extent that, proceeds are below $31.3 million.

NOTE 19. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company receives certain services and purchases fuel, oil and other products on a competitive basis from subsidiaries of Ashland Inc., which totaled $4.8 million in 1999, $7.2 million in 1998, and $4.7 million in 1997. At December 31, 1999, Ashland Inc. owns approximately 58% of the Company's outstanding shares of common stock. Management believes that charges between the Company and Ashland Inc. for services and purchases were transacted on terms equivalent to those prevailing among unaffiliated parties.

  As described in Note 1, the Company has a 65% ownership interest in Canyon Fuel which is accounted for on the equity method. The Company receives administration and production fees

                                                Arch Coal, Inc. and Subsidiaries


from Canyon Fuel for managing the Canyon Fuel operations. The fees recognized as other income by the Company and as expense by Canyon Fuel were $7.0 million and $4.1 million for the years ended December 31, 1999 and 1998, respectively.

NOTE 20. COMMITMENTS AND CONTINGENCIES

The Company leases equipment, land and various other properties under noncancelable long-term leases, expiring at various dates. Rental expense related to these operating leases amounted to $44.2 million in 1999, $31.4 million in 1998, and $14.9 million in 1997. The Company has also entered into various noncancelable royalty lease agreements and federal lease bonus payments under which future minimum payments are due. On October 1, 1998, the Company was the successful bidder in a federal auction of certain mining rights in the 3,546 acre Thundercloud tract in the Powder River Basin of Wyoming. The Company's lease bonus bid amounted to $158 million for the tract, of which $31.6 million was paid on October 1, 1998 (the remaining lease bonus payments are reflected below under the caption "Royalties"). The tract contains approximately 412 million tons of demonstrated coal reserves and is contiguous with the Company's Black Thunder mine. Geological surveys performed by outside consultants indicate that there are sufficient reserves relative to these properties to permit recovery of the Company's investment.

  Minimum payments due in future years under these agreements in effect at December 31, 1999 are as follows:

               Leases   Royalties
---------------------------------
2000........  $ 29,878   $ 63,421
2001........    23,731     63,026
2002........    17,728     62,799
2003........    10,427     62,485
2004........     6,389     30,474
Thereafter..    21,950    196,805
              -------------------
              $110,103   $479,010
              ===================


  On October 20, 1999, the U.S. District Court for the Southern District of West Virginia permanently enjoined the West Virginia Division of Environmental Protection (the "West Virginia DEP") from issuing any new permits that authorize the construction of valley fills as part of coal mining operations in West Virginia. The West Virginia DEP complied with the district court's injunction by issuing an order banning the issuance of nearly all new permits for valley fills and prohibiting the further advancement of nearly all existing fills. The West Virginia DEP also filed an appeal of the district court's decision with the U.S. Court of Appeals for the Fourth Circuit. On October 29, 1999, the district court granted a stay of its injunction, pending the outcome of the West Virginia DEP's appeal. It is impossible to predict the outcome of the appeal. If, however, the district court's decision is not overturned or if a legislative or other solution is not achieved, then the Company's and other coal producer's ability to mine coal in West Virginia will be seriously compromised. This injunction was entered as part of the litigation that caused the delay in obtaining mining permits for the Company's Dal-Tex operation. As a result of such delay, the Company idled its Dal-Tex mining operation on July 23, 1999. Reopening the Dal-Tex operation is contingent upon the district court's injunction being overturned or a legislative or other solution being achieved, as well as then-existing market conditions.

  The Company is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. As of December 31, 1999, the Company estimates that its probable aggregate loss as a result of such claims is $5.2 million (included in other noncurrent liabilities). The Company estimates that its reasonably possible aggregate losses from all currently pending litigation could be as much as $.5 million (before tax) in excess of the loss previously recognized.

Notes to Consolidated Financial Statements

(in thousands of dollars except share and per share data)


After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

  The Company holds a 17.5% general partnership interest in Dominion Terminal Associates ("DTA"), which operates a ground storage-to-vessel coal transloading facility in Newport News, Virginia. DTA leases the facility from Peninsula Ports Authority of Virginia ("PPAV") for amounts sufficient to meet debt-service requirements. Financing is provided through $132.8 million of tax-exempt bonds issued by PPAV (of which the Company is responsible for 17.5%, or $23.2 million) which mature July 1, 2016. Under the terms of a throughput and handling agreement with DTA, each partner is charged its share of cash operating and debt-service costs in exchange for the right to use its share of the facility's loading capacity and is required to make periodic cash advances to DTA to fund such costs. On a cumulative basis, costs exceeded cash advances by $10.3 million at December 31, 1999 (included in other noncurrent liabilities). Future payments for fixed operating costs and debt service are estimated to approximate $3.3 million annually through 2015 and $26.0 million in 2016.

  In connection with the Arch Western transaction, the Company entered into an agreement pursuant to which the Company agreed to indemnify another member of Arch Western against certain tax liabilities in the event that such liabilities arise as a result of certain actions taken prior to June 1, 2013, including the sale or other disposition of certain properties of Arch Western, the repurchase of certain equity interests in Arch Western by Arch Western or the reduction under certain circumstances of indebtedness incurred by Arch Western in connection with the Arch Western transaction. Depending on the time at which any such indemnification obligation was to arise, it could have a material adverse effect on the business, results of operations and financial condition of the Company.

NOTE 21. CASH FLOW

The changes in operating assets and liabilities as shown in the consolidated statements of cash flows are comprised of the following:



                                                             1999       1998       1997
----------------------------------------------------------------------------------------
Decrease (increase) in operating assets:
   Receivables.........................................  $ 38,356   $(35,464)  $(12,179)
   Inventories.........................................     5,188      6,723     16,323
Increase (decrease) in operating liabilities:
   Accounts payable and accrued expenses...............   (15,593)    30,229      5,403
   Income taxes........................................   (76,952)   (35,057)   (27,448)
   Accrued postretirement benefits other than pension..       440      6,813      7,437
   Accrued reclamation and mine closure................   (20,767)     1,936     (9,370)
   Accrued workers' compensation.......................      (143)       149     (9,008)
                                                         -------------------------------
Changes in operating assets and liabilities............  $(69,471)  $(24,671)  $(28,842)
                                                         ===============================

                                                Arch Coal, Inc. and Subsidiaries


NOTE 22. ACCOUNTING DEVELOPMENT

In June 1998, the Financial Accounting Standards Board issued FAS 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. FAS 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. FAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what effect FAS 133 will have on the earnings and financial position of the Company.

NOTE 23. SUBSEQUENT EVENTS (UNAUDITED)

The Company temporarily idled its West Elk underground mine in Gunnison County, Colorado, on January 28, 2000 following the detection of higher-than-normal levels of carbon monoxide in a portion of the mine. Higher-than-normal readings of carbon monoxide indicate that combustion is present somewhere within the affected portion of the mine. The Company has sealed the affected portion of the mine while it further isolates the affected area and determines the cause of and solutions to the problem. West Elk produced approximately 7.3 million tons of coal in 1999, employs approximately 300 people and generated approximately $13.1 million of the Company's total operating income in 1999. The Company does not believe the mine's closure will have a material long-term effect on the Company's financial condition, but it could have a material adverse effect on the Company's results of operations until the mine is reopened and fully operating.

     Ashland Inc., which owns approximately 58% of the outstanding common stock of the Company, announced on March 16, 2000 that its Board of Directors has declared a taxable distribution of approximately 17.4 million of its 22.1 million shares of the Company's common stock. The distribution will be in the form of a taxable dividend, to be distributed on or around March 27, 2000 to Ashland's stockholders of record as of March 24, 2000. Ashland also confirmed that it plans to dispose of its remaining 4.7 million shares of the Company's common stock in a tax efficent manner after the distribution, subject to then-existing market conditions.

     Subsequent to December 31, 1999, the Company's Board of Directors adopted a stockholder rights plan under which preferred share purchase rights ("Rights") are to be distributed as a dividend to holders of Company common stock on March 20, 2000 (the "Record Date"). The Rights will become exercisable only if a person or group (other than certain affiliated entities, including Ashland Inc., except in certain circumstances, an "Acquiring Person") acquires 20% or more of the Company common stock or announces a tender or exchange offer which would result in the Acquiring Person becoming the beneficial owner of 20% or more of the Company's outstanding shares of common stock. When exercisable, each Right entitles the holder to purchase 1/100 of a share of a series of junior participating preferred stock at an exercise price of $42 per 1/100 of a share, or in certain circumstances, will allow the holder (except for the Acquiring Person) to purchase common stock from the Company or voting stock of the Acquiring Person at one-half the then current market price. At its option, the Company's Board may allow holders (except for the Acquiring Person) to exchange their Rights for Company common stock. The Rights will expire on March 20, 2010, subject to earlier redemption by the Company.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)


NOTE 24. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial data for 1999 and 1998 is summarized below:

                                                                       March 31       June 30   Sept. 30       Dec. 31
------------------------------------------------------------------------------------------------------------------------------------
1999:
   Coal sales, equity income and other revenues........................$421,126       $391,292   $382,236       $ 372,728
   Income (loss) from operations.......................................  13,983/(1)/    20,739     12,602        (374,350)/(3)/
   Income (loss) before cumulative effect of accounting change.........  (2,380)         2,459     (1,820)       (348,352)
   Net income (loss)...................................................   1,433/(2)/     2,459     (1,820)       (348,352)
   Basic and diluted earnings (loss) per common share before
    cumulative effect of accounting change/(7)/........................   (0.06)          0.06      (0.05)          (9.12)
   Basic and diluted earnings (loss) per common share/(7)/.............    0.04           0.06      (0.05)          (9.12)
1998:
   Coal sales, equity income and other revenues........................$312,564/(4)/  $353,238   $424,123/(5)/  $ 415,710
   Income from operations..............................................  22,359         27,450     23,909          14,129/(6)/
   Income before extraordinary loss....................................  15,821         14,999        544             137
   Net income..........................................................  15,821         13,511        544             137
   Basic and diluted earnings per common share before
    extraordinary loss/(7)/............................................    0.40           0.38       0.01            0.00
   Basic and diluted earnings per common share/(7)/....................    0.40           0.34       0.01            0.00

(1) During the first quarter of 1999, the Company recorded a charge of $6.5 million related to severance costs, obligations for non-cancelable lease payments and a change in the reclamation liability due to the shut-down of the Company's Dal-Tex operation.
(2) During the first quarter of 1999, the Company changed its depreciation method on preparation plants and loadouts and recorded a cumulative effect adjustment which increased income by $3.8 million (net of tax) from applying the new method for years prior to 1999.
(3) During the fourth quarter of 1999, the Company recorded a one-time pre-tax charge of $364.6 million to write-down the assets at its Dal-Tex, Hobet 21 and Coal-Mac operations and write-down certain other coal reserves in central Appalachia and a $16.3 million pre-tax charge related to the restructuring of the Company's administrative work force and the closure of mines in Illinois, Kentucky and West Virginia.
(4) During the first quarter of 1998, the Company recorded gains on the sale of surplus land totaling $7.9 million.
(5) During the third quarter of 1998, the Company sold idle assets and reserves in eastern Kentucky for a gain of $18.5 million.
(6) During the fourth quarter of 1998, the Company sold its idle Big Sandy Terminal for a gain of $7.5 million. This was partially offset by a net unfavorable adjustment of $4.9 million associated with the Company's routine, periodic review of reclamation accruals.
(7) The sum of the quarterly earnings (loss) per common share amounts may not equal earnings (loss) per common share for the full year because per share amounts are computed independently for each quarter and for the year based on the weighted average number of common shares outstanding during each period.

                                                                   SCHEDULE II

                        ARCH COAL, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                                    Additions
                         Balance at Charged to                            Balance at
                         Beginning  Costs and                               End of
      Description         of Year    Expenses  Deductions(/1/) Other(/2/)    Year
      -----------        ---------- ---------- --------------- ---------- ----------
Year Ended December 31,
 1999
  Reserves Deducted from
   Asset Accounts
    Property, Plant, and
     Equipment..........  $   --      $  --        $  --         $  --     $   --
    Other Assets--Other
     Notes and Accounts
     Receivable.........      582        325          366           --         541
    Current Assets--
     Supplies Inventory.   23,901      5,966        6,325           --      23,542
Year Ended December 31,
 1998
  Reserves Deducted from
   Asset Accounts
    Property, Plant, and
     Equipment..........  $   --      $  --        $  --         $  --     $   --
    Other Assets--Other
     Notes and Accounts
     Receivable.........      471        306          195           --         582
    Current Assets--
     Supplies Inventory.   17,681      2,292        5,999         9,927     23,901
Year Ended December 31,
 1997
  Reserves Deducted from
   Asset Accounts
    Property, Plant, and
     Equipment..........  $   100     $  --        $  100        $  --     $   --
    Other Assets--Other
     Notes and Accounts
     Receivable.........      410         61          --            --         471
    Current Assets--
     Supplies Inventory.   11,313      1,218          282         5,432     17,681

--------
(/1/Reserves)utilized, unless otherwise indicated.
(/2/Balances)acquired in the Arch Western transaction and Ashland Coal merger.

                                  EXHIBIT INDEX


     Exhibit No.                           Description
    ------------      -----------------------------------------------------

        23.2            Consent of PricewaterhouseCoopers LLP
        23.3            Consent of Ernst & Young LLP