Form 10-Q
period 2000-03-31
ASHLAND INC
filed 2000-05-09
CIK 7694

==============================================================================




                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                 FORM 10-Q

          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934




               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                       Commission file number 1-2918



                                ASHLAND INC.
                          (a Kentucky corporation)



                           I.R.S. No. 61-0122250
                        50 E. RiverCenter Boulevard
                               P. O. Box 391
                       Covington, Kentucky 41012-0391



                      Telephone Number: (859) 815-3333



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At April 30, 2000, there were 70,574,938 shares of Registrant's Common Stock outstanding. One Right to purchase one-thousandth of a share of Series A Participating Cumulative Preferred Stock accompanies each outstanding share of Registrant's Common Stock.

==============================================================================


                       PART I - FINANCIAL INFORMATION
----------------------------------------------------------------------------------------------------------------------------------

 ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
 STATEMENTS OF CONSOLIDATED INCOME

----------------------------------------------------------------------------------------------------------------------------------
                                                                                Three months ended           Six months ended
                                                                                     March 31                    March 31
                                                                               -----------------------     -----------------------
 (In millions except per share data)                                              2000         1999           2000          1999
----------------------------------------------------------------------------------------------------------------------------------
 REVENUES

     Sales and operating revenues                                              $ 1,822      $ 1,503        $ 3,718       $ 3,149
     Equity income                                                                  51          139             88           100
     Other income                                                                   22           13             36            39
                                                                               ----------   ----------     ----------    ---------
                                                                                 1,895        1,655          3,842         3,288
 COSTS AND EXPENSES

     Cost of sales and operating expenses                                        1,460        1,176          2,996         2,476
     Selling, general and administrative expenses                                  287          251            531           517
     Depreciation, depletion and amortization                                       58           52            115           103
                                                                               ----------   ----------     ----------    ---------
                                                                                 1,805        1,479          3,642         3,096
                                                                               ----------   ----------     ----------    ---------
 OPERATING INCOME                                                                   90          176            200           192
     Interest expense (net of interest income)                                     (45)         (34)           (88)          (67)
                                                                               ----------   ----------     ----------    ---------
 INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                              45          142            112           125
     Income taxes                                                                  (20)         (55)           (47)          (49)
                                                                               ----------   ----------     ----------    ---------
 INCOME FROM CONTINUING OPERATIONS                                                  25           87             65            76
     Loss from discontinued operations (net of income taxes)                        (9)           -           (215)            -
     Costs of spin-off of discontinued operations (net of income taxes)             (3)           -             (3)            -
                                                                               ----------   ----------     ----------    ---------
 INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                                            13           87           (153)           76
     Extraordinary loss on early retirement of debt (net of income taxes)           (2)           -             (2)            -
                                                                               ----------   ----------     ----------    ---------
 NET INCOME (LOSS)                                                             $    11      $    87        $  (155)      $    76
                                                                               ==========   ==========     ==========    =========

 BASIC EARNINGS (LOSS) PER SHARE - Note A
     Income from continuing operations                                         $   .35      $  1.17        $   .91       $  1.02
     Loss from discontinued operations                                            (.12)           -          (3.01)            -
     Costs of spin-off discontinued operations                                    (.04)           -           (.04)            -
     Extraordinary loss on early retirement of debt                               (.03)           -           (.03)            -
                                                                               ----------   ----------     ----------    ---------
     Net income (loss)                                                         $   .16      $  1.17        $ (2.17)      $  1.02
                                                                               ==========   ==========     ==========    =========
 DILUTED EARNINGS (LOSS) PER SHARE - Note A
     Income from continuing operations                                         $   .35      $  1.16        $   .91       $  1.01
     Loss from discontinued operations                                            (.12)           -          (3.01)            -
     Costs of spin-off discontinued operations                                    (.04)           -           (.04)            -
     Extraordinary loss on early retirement of debt                               (.03)           -           (.03)            -
                                                                               ----------   ----------     ----------    ---------
     Net income (loss)                                                         $   .16      $  1.16        $ (2.17)      $  1.01
                                                                               ==========   ==========     ==========    =========

 DIVIDENDS PAID PER COMMON SHARE                                               $  .275      $  .275        $   .55       $   .55



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------------------
                                                                               March 31         September 30            March 31
(In millions)                                                                      2000                 1999                1999
-----------------------------------------------------------------------------------------------------------------------------------

                               ASSETS
                               ------

CURRENT ASSETS

    Cash and cash equivalents                                                 $      64            $     110            $     90
    Accounts receivable                                                           1,179                1,242               1,072
    Allowance for doubtful accounts                                                 (21)                 (23)                (22)
    Inventories - Note A                                                            519                  464                 480
    Deferred income taxes                                                           104                  107                 120
    Other current assets                                                            145                  159                 111
                                                                              ----------           ----------           ---------
                                                                                  1,990                2,059               1,851
INVESTMENTS AND OTHER ASSETS

    Investment in Marathon Ashland Petroleum LLC (MAP)                            2,189                2,172               2,095
    Cost in excess of net assets of companies acquired                              484                  220                 224
    Investment in Arch Coal - discontinued operations                                36                  417                 422
    Other noncurrent assets                                                         308                  264                 340
                                                                              ----------           ----------           ---------
                                                                                  3,017                3,073               3,081
PROPERTY, PLANT AND EQUIPMENT

    Cost                                                                          2,935                2,649               2,544
    Accumulated depreciation, depletion and amortization                         (1,417)              (1,357)             (1,322)
                                                                              ----------           ----------           ---------
                                                                                  1,518                1,292               1,222
                                                                              ----------           ----------           ---------
                                                                              $   6,525            $   6,424            $  6,154
                                                                              ==========           ==========           =========
                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

CURRENT LIABILITIES

    Debt due within one year                                                  $     413            $     219            $    441
    Trade and other payables                                                      1,196                1,135               1,115
    Income taxes                                                                    103                   42                  39
                                                                              ----------           ----------           ---------
                                                                                  1,712                1,396               1,595
NONCURRENT LIABILITIES

    Long-term debt (less current portion)                                         1,947                1,627               1,481
    Employee benefit obligations                                                    415                  418                 426
    Deferred income taxes                                                            87                  226                  89
    Reserves of captive insurance companies                                         194                  175                 181
    Other long-term liabilities and deferred credits                                346                  382                 301
    Commitments and contingencies - Note D
                                                                              ----------           ----------           ---------
                                                                                  2,989                2,828               2,478

COMMON STOCKHOLDERS' EQUITY                                                       1,824                2,200               2,081
                                                                              ----------           ----------           ---------

                                                                              $   6,525            $   6,424            $  6,154
                                                                              ==========           ==========           =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
                                                                        3

-----------------------------------------------------------------------------------------------------------------------------------

 ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
 STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS' EQUITY
 ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Accumulated
                                                                                                                other
                                                          Common        Paid-in       Retained          comprehensive
(In millions)                                              stock        capital       earnings                   loss         Total
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT OCTOBER 1, 1998                              $     76       $    602      $   1,501       $           (42)       $ 2,137
   Total comprehensive income (loss) (1)                                                    76                   (12)            64
   Cash dividends                                                                          (41)                                 (41)
   Issued common stock under
     Stock incentive plans                                                    5                                                   5
     Acquisitions of other companies                           1             43                                                  44
   Repurchase of common stock                                 (3)          (126)                                               (129)
   Other changes                                                              1                                                   1
                                                        ---------      ---------     ----------      ----------------       --------
BALANCE AT MARCH 31, 1999                               $     74       $    525      $   1,536       $           (54)       $ 2,081
                                                        =========      =========     ==========      ================       ========

BALANCE AT OCTOBER 1, 1999                              $     72       $    464      $   1,710       $           (46)       $ 2,200
   Total comprehensive income (loss) (1)                                                  (155)                   (8)          (163)
   Dividends
     Cash                                                                                  (39)                                 (39)
     Spin-off of Arch Coal shares                                                         (123)                                (123)
   Issued common stock for
     acquisitions of other companies                                          1                                                   1
   Repurchase of common stock                                 (2)           (50)                                                (52)
                                                        ---------      ---------     ----------      ----------------       --------
BALANCE AT MARCH 31, 2000                               $     70       $    415      $   1,393       $           (54)       $ 1,824
                                                        =========      =========     ==========      ================       ========

 -----------------------------------------------------------------------------------------------------------------------------------

  (1)  Reconciliations of net income (loss) to total comprehensive income
       (loss) follow.


                                                                          Three months ended              Six months ended
                                                                               March 31                       March 31
                                                                       ---------------------------    ---------------------------
          (In millions)                                                      2000           1999            2000           1999
          -----------------------------------------------------------------------------------------------------------------------

          Net income (loss)                                            $       11      $      87      $     (155)     $      76
          Unrealized translation adjustments                                   (4)           (13)            (14)           (11)
             Related tax benefit                                                2              3               6              3
          Unrealized losses on securities                                       -             (2)              -             (3)
            Related tax benefit                                                 -              1               -              1
          Gains on securities included in net income                            -             (1)              -             (3)
            Related tax expense                                                 -              -               -              1
                                                                       -----------     -----------    -----------     -----------
          Total comprehensive income (loss)                            $        9      $      75      $     (163)     $      64
                                                                       ===========     ===========    ===========     ===========

          ------------------------------------------------------------------------------------------------------------------------
       At March 31, 2000,  the  accumulated  other  comprehensive  loss was comprised of net unrealized  translation losses of
       $44 million and a minimum pension liability of $10 million.


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Six months ended
                                                                                                             March 31
                                                                                                  --------------------------------
(In millions)                                                                                         2000                 1999
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM CONTINUING OPERATIONS

    Income from continuing operations                                                             $     65             $     76
    Expense (income) not affecting cash
      Depreciation, depletion and amortization                                                         115                  103
      Deferred income taxes                                                                            (24)                   2
      Equity income from affiliates                                                                    (88)                (100)
      Distributions from equity affiliates                                                              68                  104
    Change in operating assets and liabilities (1)                                                      64                 (135)
                                                                                                  -----------          -----------
                                                                                                       200                   50

CASH FLOWS FROM FINANCING

    Proceeds from issuance of long-term debt                                                           737                    -
    Proceeds from issuance of common stock                                                               -                    3
    Repayment of long-term debt                                                                       (356)                 (26)
    Repurchase of common stock                                                                         (52)                (129)
    Increase in short-term debt                                                                        129                  300
    Dividends paid (2)                                                                                 (39)                 (41)
                                                                                                  -----------          -----------
                                                                                                       419                  107

CASH FLOWS FROM INVESTMENT

    Additions to property, plant and equipment                                                        (136)                (102)
    Purchase of operations - net of cash acquired (3)                                                 (550)                 (24)
    Investment purchases (4)                                                                           (12)                 (73)
    Investment sales and maturities (4)                                                                  7                   94
    Other - net                                                                                         24                    5
                                                                                                  -----------          -----------
                                                                                                      (667)                (100)
                                                                                                  -----------          -----------
CASH PROVIDED (USED) BY CONTINUING OPERATIONS                                                          (48)                  57
    Cash provided (used) by discontinued operations                                                      2                   (1)
                                                                                                  -----------          -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                       (46)                  56

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                        110                   34
                                                                                                  -----------          -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                         $     64             $     90
                                                                                                  ===========          ===========

----------------------------------------------------------------------------------------------------------------------------------

(1)  Excludes changes resulting from operations acquired or sold.
(2) The 2000 amount excludes the dividend of Arch Coal shares to Ashland shareholders which resulted in a $123 million charge to retained earnings.
(3) Amounts exclude acquisitions through the issuance of common stock of $1 million in 2000 and $44 million in 1999.
(4) Represents primarily investment transactions of captive insurance companies.


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

         INTERIM FINANCIAL REPORTING

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Although such statements are subject to any year-end audit adjustments which may be necessary, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 1999. Results of operations for the periods ended March 31, 2000, are not necessarily indicative of results to be expected for the year ending September 30, 2000.

         INVENTORIES

           --------------------------------------------------------------------------------------------------------------------
                                                                             March 31        September 30            March 31
           (In millions)                                                         2000                1999                1999
           --------------------------------------------------------------------------------------------------------------------
           Chemicals and plastics                                             $   385              $  358              $  370
           Construction materials                                                  79                  55                  53
           Petroleum products                                                      56                  45                  53
           Other products                                                          54                  55                  49
           Supplies                                                                 7                   5                   8
           Excess of replacement costs over LIFO carrying values                  (62)                (54)                (53)
                                                                              --------             -------             -------
                                                                              $   519              $  464              $  480
                                                                              ========             =======             =======

         EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (EPS) from continuing operations.

            -------------------------------------------------------------------------------------------------------------------
                                                                           Three months ended             Six months ended
                                                                                March 31                      March 31
                                                                          -----------------------       -----------------------
            (In millions except per share data)                               2000         1999              2000         1999
            --------------------------------------------------------------------------------------------------------------------
            NUMERATOR

            Numerator for basic and diluted EPS - Income from
               continuing operations                                      $     25     $     87         $      65     $     76
                                                                          ==========   ==========       ===========   ==========
            DENOMINATOR

            Denominator for basic EPS - Weighted average
               common shares outstanding                                        71           74                71           74
            Common shares issuable upon exercise of stock options                -            1                 -            1
                                                                          ----------   ----------       -----------   ----------
            Denominator for diluted EPS - Adjusted weighted
               average shares and assumed conversions                           71           75                71           75
                                                                          ==========   ==========       ===========   ==========

            BASIC EPS FROM CONTINUING OPERATIONS                          $    .35     $   1.17         $     .91     $   1.02
            DILUTED EPS FROM CONTINUING OPERATIONS                        $    .35     $   1.16         $     .91     $   1.01


------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE B - UNUSUAL ITEMS

         DISCONTINUED OPERATIONS

         On March 16, 2000, Ashland's Board of Directors approved a spin-off of 17.4 million shares of its Arch Coal Common Stock to Ashland's shareholders of record on March 24, 2000, in the form of a taxable dividend. The spin-off resulted in a charge to retained earnings of $123 million, with no gain or loss recorded. However, Ashland accrued $5 million of costs related to the spin-off and an offsetting tax benefit of $2 million. Ashland intends, subject to then-existing market conditions but within one year, to dispose of its remaining 4.7 million Arch shares in a transaction or transactions that qualify as a sale for federal income tax purposes. Accordingly, results from the Arch Coal segment are shown as discontinued operations with prior periods restated. Components of amounts reflected in the income statements are presented in the following table. Results for the six months ended March 31, 2000, include a net loss of $203 million related to asset impairment and restructuring costs, largely due to the write-down of assets at Arch's Dal-Tex and Hobet 21 mining operations and certain coal reserves in central Appalachia.

          -----------------------------------------------------------------------------------------------------------------------
                                                                           Three months ended              Six months ended
                                                                                March 31                       March 31
                                                                       --------------------------     ---------------------------
           (In millions)                                                    2000           1999             2000            1999
          ------------------------------------------------------------------------------------------------------------------------
           Revenues - Equity loss                                       $     (9)      $      -        $    (246)      $       -
           Costs and expenses - SG&A expenses                                 (1)             -               (1)             (1)
                                                                       -----------    -----------     ------------    ------------
           Operating loss                                                    (10)             -             (247)             (1)
           Income tax benefit                                                  1              -               32               1
                                                                       -----------    -----------     ------------    ------------
           Loss from discontinued operations                            $     (9)      $      -        $    (215)      $       -
                                                                       ===========    ===========     ============    ============

         EXTRAORDINARY LOSS

         During the quarter ended March 31, 2000, Ashland refunded $36 million of pollution control revenue bonds and repaid $285 million of the $600 million floating-rate bank credit agreement used to fund the acquisition of the U.S. construction operations of Superfos a/s. The redemption premium on the bonds and write-off of unamortized deferred debt issuance expenses resulted in pretax charges totaling $3 million which, net of income tax benefits of $1 million, resulted in an extraordinary loss on early retirement of debt of $2 million.

         OTHER

         Marathon Ashland Petroleum LLC (MAP) maintains an inventory valuation reserve to reduce the LIFO cost of its inventories to their net realizable values. Adjustments in that reserve are recognized quarterly based on changes in petroleum product prices, creating non-cash charges or credits to Ashland's earnings. No adjustments to the reserve were required during the March 2000 periods.

------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE B - UNUSUAL ITEMS (continued)

         The following tables show the effects of these unusual items on Ashland's operating income, net income and diluted earnings per share for the periods ended March 31, 2000, and 1999.

          -----------------------------------------------------------------------------------------------------------------------
                                                                          Three months ended              Six months ended
                                                                               March 31                       March 31
                                                                       --------------------------     ---------------------------
           (In millions except per share data)                              2000            1999           2000            1999
          ------------------------------------------------------------------------------------------------------------------------
           Operating income before unusual items                         $    90       $      44       $    200        $    153
             MAP inventory valuation adjustments                               -             132              -              39
                                                                       -----------    -----------     ------------    ------------
           Operating income as reported                                  $    90       $     176       $    200        $    192
                                                                       ===========    ===========     ============    ============

           Net income before unusual items                               $    25       $       6       $     65        $     52
             Loss from discontinued operations                                (9)              -           (215)              -
             Costs of spin-off of discontinued operations                     (3)              -             (3)              -
             Extraordinary loss on early retirement of debt                   (2)              -             (2)              -
             MAP inventory valuation adjustments                               -              81              -              24
                                                                       -----------    -----------     ------------    ------------
           Net income (loss) as reported                                 $    11       $      87       $   (155)       $     76
                                                                       ===========    ===========     ============    ============

           Diluted earnings per share before unusual items              $    .35       $     .08       $    .91        $    .70
             Impact of unusual items                                        (.19)           1.08          (3.08)            .31
                                                                       -----------    -----------     ------------    ------------
           Diluted earnings (loss) per share as reported                $    .16       $    1.16       $  (2.17)       $   1.01
                                                                       ===========    ===========     ============    ============

NOTE C - UNCONSOLIDATED AFFILIATES

         Ashland is required by Rule 3-09 of Regulation S-X to file separate financial statements for its significant unconsolidated affiliate, Marathon Ashland Petroleum LLC (MAP). Ashland's ownership position in Arch Coal, Inc. met those same filing requirements prior to the spin-off described in Note B. Financial statements for MAP and Arch Coal for the year ended December 31, 1999, were filed on a Form 10-K/A on March 21, 2000. Unaudited income statement information for MAP is shown below.

         MAP is organized as a limited liability company that has elected to be taxed as a partnership. Therefore, the parents are responsible for income taxes applicable to their share of MAP's taxable income. The net income reflected below for MAP does not include any provision for income taxes which will be incurred by its parents.

           ------------------------------------------------------------------------------------------------------------------------
                                                                          Three months ended                 Six months ended
                                                                               March 31                          March 31
                                                                    -----------------------------   -------------------------------
           (In millions)                                                    2000             1999             2000             1999
           ------------------------------------------------------------------------------------------------------------------------
           MAP
              Sales and operating revenues                             $   6,515        $   4,184        $  12,518         $  8,882
              Income from operations                                         147              383              253              292
              Net income
                Including inventory valuation adjustments                    146              381              257              293
                Excluding inventory valuation adjustments                    146               33              257              189
              Ashland's equity income
                Including inventory valuation adjustments                     49              138               85               97
                Excluding inventory valuation adjustments                     49                6               85               58

                                                                        8

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

NOTE E - ACQUISITIONS

         In October 1999, Ashland completed its tender offer for Superfos a/s, a Denmark based industrial company. In November 1999, in a series of transactions, Ashland sold the businesses of Superfos, other than its U.S. construction operations, to a unit of Industri Kapital, a European private equity fund. In the November transactions, Ashland received from Industri Kapital a short-term note for $285 million, which was redeemed in the March 2000 quarter. Ashland's net cost for the U.S. construction business of Superfos was approximately $537 million. Prior to Ashland's acquisition, these operations generated sales and operating revenues of $557 million and operating income of $30 million during the year ended September 30, 1999.

         Primarily as a result of this acquisition, APAC's total assets increased from $996 million at September 30, 1999, to $1.55 billion at March 31, 2000. APAC's capital employed increased from $663 million at September 30, 1999, to $1.152 billion at March 31, 2000. The acquisition was funded with short-term debt and a $600 million, floating-rate bank credit agreement that matures in increasing payments between 2000 and 2004. Ashland repaid $285 million of the bank credit agreement in the March 2000 quarter upon redemption of the note described above. Primarily as a result of this new debt and the charges to equity related to Arch Coal (see Note B), Ashland's debt amounted to 56% of capital employed at March 31, 2000, compared to 46% at September 30, 1999.


-----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

-----------------------------------------------------------------------------------------------------------------------------------
                                                                        Three months ended                    Six months ended
                                                                             March 31                             March 31
                                                                    -----------------------------       ---------------------------
(In millions)                                                             2000             1999               2000             1999
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES
   Sales and operating revenues
     APAC                                                           $      431       $      262         $    1,036       $      691
     Ashland Distribution                                                  812              716              1,580            1,422
     Ashland Specialty Chemical                                            323              304                637              613
     Valvoline                                                             286              250                524              484
     Intersegment sales
       Ashland Distribution                                                 (9)              (8)               (19)             (17)
       Ashland Specialty Chemical                                          (20)             (20)               (39)             (41)
       Valvoline                                                            (1)              (1)                (1)              (3)
                                                                    ------------     ------------       ------------     -----------
                                                                         1,822            1,503              3,718            3,149
   Equity income
     Ashland Specialty Chemical                                              1                1                  2                3
     Valvoline                                                               1                -                  1                -
     Refining and Marketing                                                 49              138                 85               97
                                                                    ------------     ------------       ------------     -----------
                                                                            51              139                 88              100
   Other income
     APAC                                                                    5                2                  6                5
     Ashland Distribution                                                    3                2                  5                4
     Ashland Specialty Chemical                                              7                5                 13                9
     Valvoline                                                               2                1                  3                3
     Refining and Marketing                                                  2                3                  5               11
     Corporate                                                               3                -                  4                7
                                                                    ------------     ------------       ------------     -----------
                                                                            22               13                 36               39
                                                                    ------------     ------------       ------------     -----------
                                                                    $    1,895       $    1,655         $    3,842       $    3,288
                                                                    ============     ============       ============     ===========
OPERATING INCOME (1)
   APAC                                                             $        1       $        2         $       38       $       28
   Ashland Distribution                                                     14               13                 27               25
   Ashland Specialty Chemical                                               24               21                 53               49
   Valvoline                                                                23               13                 34               24
   Refining and Marketing                                                   45              138                 78               97
   Corporate                                                               (17)             (11)               (30)             (31)
                                                                    ------------     ------------       ------------     -----------
                                                                    $       90       $      176         $      200       $      192
                                                                    ============     ============       ============     ===========


------------------------------------------------------------------------------------------------------------------------------------
(1)      See Note B to the Condensed Consolidated Financial Statements for a discussion of unusual items.


------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

------------------------------------------------------------------------------------------------------------------------------------
                                                                          Three months ended                 Six months ended
                                                                               March 31                          March 31
                                                                      -----------------------------     ----------------------------
                                                                            2000            1999             2000            1999
------------------------------------------------------------------------------------------------------------------------------------
OPERATING INFORMATION
   APAC
     Construction backlog at March 31 (millions)                                                        $   1,388        $    872
     Hot mix asphalt production (million tons)                             5.2             3.1               14.0             9.9
     Aggregate production (million tons)                                   5.5             4.1               11.9             9.3
     Ready-mix concrete production (thousand cubic yards)                  629             289              1,226             621
   Ashland Distribution (1)
     Sales per shipping day (millions)                                $   12.5        $   11.4          $    12.5        $   11.4
     Gross profit as a percent of sales                                   15.4%           16.3%              15.5%           16.0%
   Ashland Specialty Chemical (1)
     Sales per shipping day (millions)                                $    5.0        $    4.8          $     5.1        $    4.9
     Gross profit as a percent of sales                                   34.4%           35.5%              35.2%           35.8%
   Valvoline lubricant sales (thousand barrels per day)                   13.3            12.3               12.3            11.9
   Refining and Marketing (2)
     Refined products sold (thousand barrels per day)                    1,219           1,121              1,270           1,181
     Crude oil refined (thousand barrels per day)                          851             848                838             855
     Merchandise sales (millions)                                     $    541        $    459          $   1,084        $    946
------------------------------------------------------------------------------------------------------------------------------------

(1) Sales are defined as sales and operating revenues. Gross profit is defined as sales and operating revenues, less cost of sales and operating expenses, less depreciation and amortization relative to manufacturing assets.
(2) Amounts represent 100 percent of the volumes of MAP, in which Ashland owns a 38 percent interest.

-------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

         CURRENT QUARTER - Ashland's net income was $11 million for the quarter ended March 31, 2000, compared to $87 million for the quarter ended March 31, 1999. Excluding unusual items described in Note B to the Condensed Consolidated Financial Statements, net income amounted to $25 million in the 2000 period, compared to $6 million in the 1999 period. The increase reflected improved refining margins for Marathon Ashland Petroleum (MAP), as well as a 25% improvement in combined operating income from Ashland's wholly owned businesses. Valvoline showed the biggest improvement on the strength of higher earnings from the sales of R-12 refrigerant. Five of Ashland Specialty Chemical's seven business units reported profit improvements. Strong performances from adhesives and electronic chemicals more than offset the impact of margin compression in polyester resins and petrochemical product lines, which faced rising raw material costs. Ashland Distribution was up slightly from last year's quarter, while APAC operated at near breakeven levels. Partially offsetting the improvements in operating income was higher interest expense resulting from debt incurred to purchase the U.S. construction operations of Superfos a/s.

         YEAR-TO-DATE - For the six months ended March 31, 2000, Ashland recorded a net loss of $155 million, compared to net income of $76 million for the six months ended March 31, 1999. Excluding unusual items, net income amounted to $65 million in the 2000 period, compared to $52 million in the 1999 period. The improvement reflects a 20% increase in combined operating income from Ashland's wholly owned businesses and improved refining margins for MAP. Though all four of the wholly owned businesses improved, the biggest increases came from Valvoline and APAC. Valvoline's improvement reflects the net effects of higher earnings from the sales of R-12 refrigerant and antifreeze, and reduced lubricant margins. APAC's results benefited from the Superfos acquisition and a change in estimated depreciable lives and salvage values for its construction equipment. Ashland Specialty Chemical improved reflecting strong performances in adhesives and electronic chemicals. Ashland Distribution was up despite margin compression in the chemicals and solvents business, reflecting strong performances in the plastics and fine ingredients units. The increases in operating income were partially offset by higher interest expense resulting from increased debt levels.

         APAC

         CURRENT QUARTER - Operating income from APAC's construction operations amounted to $1 million for the March 2000 quarter, compared to $2 million in the March 1999 quarter. Given the seasonality of highway construction, the March quarter is typically the slowest period in the construction season. The current year period reflects a $5 million reduction in depreciation expense related to changes in the estimated useful lives and salvage values of APAC's construction equipment. However, this favorable effect was more than offset by higher liquid asphalt costs and adverse winter weather in many of APAC's operating areas.

         YEAR-TO-DATE - For the six months ended March 31, 2000, APAC reported operating income of $38 million, compared to $28 million for the same period of 1999. The increase reflects a $10 million benefit from the change in depreciation described above, as well as operating income from the U.S. construction operations of Superfos (see Note E to the Condensed Consolidated Financial Statements). Partially offsetting these positive factors were higher liquid asphalt costs and poor weather conditions in APAC's markets during January 2000. Net revenue increased 18%, while production of hot mix asphalt was up 42%, crushed aggregate was up 28%, and ready-mix concrete was up 97% from the 1999 period. The construction backlog at March 31, 2000, amounted to $1.388 billion, up 59% from a year ago and the highest in company history. This growth reflects APAC's acquisitions, as well as robust highway funding.

-------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

-------------------------------------------------------------------------------

         APAC (continued)

         As a result of the Superfos acquisition, 17 other acquisitions completed since the beginning of fiscal 1999, the growth of the historical APAC businesses and the change in depreciation, Ashland expects APAC to generate operating income of roughly $170 million in fiscal 2000, up from $108 million in fiscal 1999.

         ASHLAND DISTRIBUTION

         CURRENT QUARTER - Ashland Distribution reported operating income of $14 million for the quarter ended March 31, 2000, compared to $13 million for last year's March quarter. Industrial Chemicals & Solvents felt the impact of margin compression, due to higher costs for hydrocarbon-based products. The impact was more than offset by improvements in each of the other distribution businesses. Strong sales volumes were achieved in thermoplastics, fine ingredients, chemical distribution and fiber-reinforced plastics. In addition, losses from the European plastics operations have declined due to an improvement in their gross profit percentage.

         YEAR-TO-DATE - For the six months ended March 31, 2000, Ashland Distribution reported operating income of $27 million, compared to $25 million for the same period of 1999. Sales volumes were up over the prior year, but much of that increase was offset by lower gross profit percentages, due to higher product costs. As in the current quarter comparison, IC&S declined due to higher costs for petroleum-based raw materials that adversely affected margins, but the effects were more than offset by better results from each of the other distribution businesses.

         ASHLAND SPECIALTY CHEMICAL

         CURRENT QUARTER - For the quarter ended March 31, 2000, Ashland Specialty Chemical reported operating income of $24 million, compared to $21 million reported for the March 1999 quarter. Five of the seven specialty chemical business units reported profit improvements. Specialty Polymers & Adhesives set a new quarterly record for operating income and Electronic Chemicals is rebounding well, as last year's results were still being affected by the lingering impact of the worldwide semiconductor recession. These improvements were partially offset by declines in Composite Polymers and Petrochemicals, as rising raw material and feedstock costs squeezed margins for polyester resins and maleic anhydride.

         YEAR-TO-DATE - For the six months ended March 31, 2000, Ashland Specialty Chemical reported operating income of $53 million, compared to $49 million for the first six months of 1999. The same factors discussed in the current quarter comparison above affected the year-to-date comparison.

         VALVOLINE

         CURRENT QUARTER - For the quarter ended March 31, 2000, Valvoline reported operating income of $23 million, a 79% increase compared to $13 million for the March 1999 quarter. The increase was primarily the result of higher earnings from the sales of R-12 refrigerant. Valvoline Instant Oil Change (VIOC) posted record March quarter results, reflecting higher car counts, improvement in the average ticket price, and a gain on the sale of certain service centers. Valvoline International earnings improved due to better results from operations in Europe, Asia/Pacific and Latin America. Also contributing to Valvoline's improvement was the elimination of losses incurred by First Recovery, which was sold late in fiscal 1999. The core lubricants business showed a slight decline despite increased volumes, reflecting continued pressure on margins resulting from base oil and other raw material cost increases. Price increases for lubricants went into effect February 14, and the favorable impacts were seen in results for both February and March.

-------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

-------------------------------------------------------------------------------

         VALVOLINE (CONTINUED)

         YEAR-TO-DATE - For the six months ended March 31, 2000, Valvoline reported operating income of $34 million, compared to $24 million for the same period of 1999, a 46% improvement. The increase primarily reflects the net effects of higher earnings from the sales of R-12 refrigerant and antifreeze, and reduced lubricant margins attributed to increasing raw material costs. Valvoline International earnings improved due to better results from operations in Europe, Australia, Asia/Pacific and Latin America. VIOC reported record income, primarily due to improvements in car counts and the average ticket price. The elimination of losses incurred by First Recovery in 1999 also contributed to Valvoline's improvement.

         REFINING AND MARKETING

         CURRENT QUARTER - Operating income from Refining and Marketing amounted to $45 million for the quarter ended March 31, 2000. This compares to $6 million for the quarter ended March 31, 1999 (excluding $132 million in favorable inventory market valuation adjustments). Results for both periods include Ashland's 38% share of MAP's earnings, amortization of Ashland's excess investment in MAP, and results of certain retained refining and marketing activities. MAP experienced significant improvement in wholesale refining margins during the March 2000 quarter. Refined product sales volumes also increased, primarily reflecting the acquisition of Ultramar Diamond Shamrock's marketing assets in Michigan in the December 1999 quarter. Retail operations declined, however, as retail prices did not keep pace with wholesale product price increases, resulting in retail margin compression. Partially offsetting this decline were increased merchandise sales volumes.

         YEAR-TO-DATE - Operating income from Refining and Marketing amounted to $78 million for the six months ended March 31, 2000. This compares to $58 million for the six months ended March 31,
         1999 (excluding $39 million in favorable inventory market valuation adjustments). The increase in operating income reflects improved refining margins, higher refined product sales volumes, and increased merchandise sales volumes. These improvements were partially offset by decreased retail product margins.

         CORPORATE

         Corporate  expenses  amounted to $17 million in the quarter  ended
         March 31, 2000, compared to $11 million for the quarter ended March 31, 1999. The higher level of expenses reflects increases in incentive and deferred compensation costs. Corporate expenses on a year-to-date basis were relatively unchanged, amounting to $30 million in the 2000 period, compared to $31 million in the 1999 period.

         INTEREST EXPENSE (NET OF INTEREST INCOME)

         For the quarter ended March 31, 2000, interest expense (net of interest income) totaled $45 million, compared to $34 million for the March 1999 quarter. For the year-to-date, interest expense (net of interest income) amounted to $88 million in the 2000 period, compared to $67 million in the 1999 period. The increases reflect higher debt levels resulting primarily from the debt used to finance the acquisition of the U.S. construction operations of Superfos and higher interest rates on floating-rate debt.

-------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

-------------------------------------------------------------------------------

         DISCONTINUED OPERATIONS

         As described in Note B to the Condensed Consolidated Financial Statements, in March 2000 Ashland distributed to Ashland shareholders the major portion of its common shares of Arch Coal. The spin-off resulted in no gain or loss, but Ashland accrued $3 million in after-tax costs related to the transaction. As a result, the former Arch Coal segment is now shown as discontinued operations, with prior periods restated.

         CURRENT QUARTER - The operations of Arch Coal resulted in a net loss to Ashland of $9 million in the quarter ended March 31, 2000, compared to breakeven results in the March 1999 period. The loss reflects continued weakness in U.S. coal markets and losses from Arch's West Elk mine in Colorado, which has been idle since January 28, 2000, when higher than normal levels of combustion-related gases were detected in the mine.

         YEAR-TO-DATE - For the six months ended March 31, 2000, Ashland recorded a net loss of $215 million from its investment in Arch Coal, compared to breakeven results in the March 1999 period. The current year loss includes a $203 million net charge in the December quarter related to asset impairment and restructuring costs. The charge was largely due to the write-down of assets at Arch's Dal-Tex and Hobet 21 mining operations and certain coal reserves in central Appalachia.

         EXTRAORDINARY LOSS

         During the quarter ended March 31, 2000, Ashland refunded $36 million of pollution control revenue bonds and repaid $285 million of the $600 million floating-rate bank credit agreement used to fund the acquisition of the U.S. construction operations of Superfos. The redemption premium on the bonds and write-off of unamortized deferred debt issuance expenses resulted in pretax charges totaling $3 million which, net of income tax benefits of $1 million, resulted in an extraordinary loss on early retirement of debt of $2 million.

FINANCIAL POSITION

         LIQUIDITY

         Ashland's financial position has enabled it to obtain capital for its financing needs and to maintain investment grade ratings on its senior debt of Baa2 from Moody's and BBB from Standard & Poor's. Ashland has two revolving credit agreements providing for up to $400 million in borrowings, neither of which was in use at March 31, 2000. Under a shelf registration, Ashland can also issue an additional $348 million in debt and equity securities should future opportunities or needs arise. Ashland intends to increase this capacity to $600 million under a new shelf registration in May 2000. Furthermore, Ashland has access to various uncommitted lines of credit and commercial paper markets, under which $310 million of short-term borrowings were outstanding at March 31, 2000. The revolving credit agreements contain a covenant limiting new borrowings. Primarily due to the debt incurred to finance the acquisition of the U.S. construction operations of Superfos, the $203 million charge to earnings resulting from Arch Coal's asset impairment write-down and restructuring costs, and the Arch Coal spin-off, additional debt permissible has been reduced from $1.454 billion at September 30, 1999, to $377 million at March 31, 2000.

------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

------------------------------------------------------------------------------

         LIQUIDITY (CONTINUED)

         Cash flows from operations, a major source of Ashland's liquidity, amounted to $200 million for the six months ended March 31, 2000, compared to $50 million for the six months ended March 31, 1999. The increase is primarily the result of the sale of $150 million of accounts receivable under a new program initiated in March 2000. Ashland's cash flows from operations exceeded its capital requirements for net property additions and dividends by $49 million for the six months ended March 31, 2000.

         Operating working capital (accounts receivable and inventories, less trade and other payables) at March 31, 2000, was $481 million, compared to $548 million at September 30, 1999, and $415 million at March 31, 1999. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 71% of current liabilities at March 31, 2000, compared to 95% at September 30, 1999, and 71% at March 31, 1999. Ashland's working capital is affected by its use of the LIFO method of inventory valuation, which valued inventories $62 million below their replacement costs at March 31, 2000.

         CAPITAL RESOURCES

         For the six months ended March 31, 2000, property additions amounted to $136 million, compared to $102 million for the same period last year. Property additions and cash dividends for the remainder of fiscal 2000 are estimated at $150 million and $40 million. Under Ashland's share repurchase program initiated in August 1998, Ashland had repurchased 7.8 million shares through March 31, 2000, with remaining authority to repurchase an additional 1.6 million shares. The number of shares ultimately purchased and the prices Ashland will pay for its stock are subject to periodic review by management. Ashland anticipates meeting its remaining 2000 capital requirements for property additions, dividends and scheduled debt repayments of $34 million from internally generated funds. However, external financing may be necessary to fund common stock repurchases and acquisitions.

         At March 31, 2000, Ashland's debt level amounted to $2.36 billion, compared to $1.846 billion at September 30, 1999. The increase reflects a floating-rate bank credit agreement and short-term debt incurred to finance the acquisition of the U.S. construction operations of Superfos. Common stockholders' equity decreased by $376 million during the six months ended March 31, 2000, reflecting the $203 million charge to earnings resulting from Arch Coal's asset impairment write-down and restructuring costs, and the spin-off of Arch Coal shares. As a result, debt as a percent of capital employed amounted to 56% at March 31, 2000, compared to 46% at September 30, 1999. Ashland's long-term debt included $455 million of floating-rate debt at March 31, 2000. As a result, Ashland's interest costs for the remainder of 2000 will fluctuate based on short-term interest rates on that portion of its long-term debt outstanding, as well as on any short-term notes and commercial paper.

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

CONVERSION TO THE EURO

         On January 1, 1999, certain member countries of the European Economic and Monetary Union (EMU) established fixed conversion rates between their existing currencies and the EMU's common currency, the Euro. Entities in the participating countries can conduct their business operations in either their existing currencies or the Euro until December 31, 2001. After that date, all non-cash transactions will be conducted in Euros and circulation of Euro notes and coins for cash transactions will commence. National notes and coins will be withdrawn no later than June 30, 2002.

         Ashland conducts business in all of the participating countries and is addressing the issues associated with the Euro. The more important issues include converting information technology systems, reassessing currency risk, and processing accounting and tax records. Based on the progress to date, Ashland believes that the use of the Euro will not have a significant impact on the manner in which it conducts its business and processes its accounting records. Accordingly, the use of the Euro is not expected to have a material effect on Ashland's consolidated financial position, results of operations or cash flows.

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

                        PART II - OTHER INFORMATION

------------------------------------------------------------------------------

ITEM 1.           LEGAL PROCEEDINGS

Environmental Proceedings - (1) As of March 31, 2000, Ashland had been identified as a "potentially responsible party" ("PRP") under Superfund or similar state laws for potential joint and several liability for clean-up costs in connection with alleged releases of hazardous substances in connection with 90 waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the EPA or a state agency, in which Ashland is typically participating as a member of a PRP group. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight, and/or long-term monitoring of environmental conditions at the sites. Ashland carefully monitors the investigatory and remedial activity at many of these sites. Based on its experience with site remediation, its familiarity with current environmental laws and regulations, its analysis of the specific hazardous substances at issue, the existence of other financially viable PRPs and its current estimates of investigatory, clean-up and monitoring costs at each site, Ashland believes that its liability at these sites, either individually or in the aggregate, after taking into account its insurance coverage and established financial reserves, will not have a material adverse effect on Ashland's consolidated financial position, cash flow or liquidity. However, such matters could have a material effect on Ashland's results of operations in a particular quarter or fiscal year as they develop or as new issues are identified. Estimated costs for these matters are recognized in accordance with generally accepted accounting principles governing the likelihood that costs will be incurred and Ashland's ability to reasonably estimate future costs.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     --------

12 Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends
27.1   Financial Data Schedule for the quarter ended March 31, 2000.
27.2   Restated Financial Data Schedule for the quarter ended December 31, 1999.
27.3   Restated Financial Data Schedule for the fiscal year ended  September
       30, 1999.
27.4   Restated Financial Data Schedule for the quarter ended June 30, 1999.
27.5   Restated Financial Data Schedule for the quarter ended March 31, 1999.
27.6   Restated Financial  Data  Schedule for the quarter  ended December 31,
       1998.
27.7 Restated Financial Data Schedule for the fiscal year ended September 30, 1998.
27.8   Restated Financial Data Schedule for the quarter ended June 30, 1998.

27.9   Restated Financial Data Schedule for the quarter ended March 31, 1998.
27.10  Restated Financial Data Schedule for the quarter ended  December 31,
       1997.
27.11 Restated Financial Data Schedule for the fiscal year ended September 30, 1997.

(b)    Reports on Form 8-K

       A report on Form 8-K was filed on January 24, 2000 to announce that Ashland continues to pursue spin-off alternatives for its investment in Arch Coal, including both tax-free and taxable distributions.

       A report on Form 8-K was filed on February 24, 2000 to announce that, absent intervening circumstances or material events, Ashland's management intends to recommend to its Board of Directors at the next Ashland Board meeting, a distribution to Ashland shareholders of 17,397,233 shares of its Arch Coal Common Stock in the form of a taxable dividend.

       A report on Form 8-K was filed on March 16, 2000 to announce that Ashland's Board of Directors had approved a taxable distribution of 17,397,233 shares of Arch Coal Common Stock to Ashland's shareholders and had set a record date of March 24, 2000 for the distribution.

       A report on Form 8-K was filed on March 27, 2000 to announce that 17,397,233 shares of Arch Coal Common Stock had been distributed to Ashland's shareholders.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Ashland Inc.
                                    ---------------
                                    (Registrant)


Date:  May 9, 2000                  /s/ Kenneth L. Aulen
                                    --------------------
                                    Kenneth L. Aulen
                                    Administrative Vice President and Controller
                                    (Chief Accounting Officer)


Date:  May 9, 2000                  /s/ David L. Hausrath
                                    ---------------------
                                    David L. Hausrath
                                    Vice President and General Counsel

                               EXHIBIT INDEX

Exhibit No.              Description
-----------         --------------------------------------------------------

12 Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends
27.1   Financial Data Schedule for the quarter ended March 31, 2000.
27.2   Restated Financial Data Schedule for the quarter ended December 31, 1999.
27.3   Restated Financial Data Schedule for the fiscal year ended  September
       30, 1999.
27.4   Restated Financial Data Schedule for the quarter ended June 30, 1999.
27.5   Restated Financial Data Schedule for the quarter ended March 31, 1999.
27.6   Restated Financial  Data  Schedule for the quarter  ended December 31,
       1998.
27.7 Restated Financial Data Schedule for the fiscal year ended September 30, 1998.
27.8   Restated Financial Data Schedule for the quarter ended June 30, 1998.
27.9   Restated Financial Data Schedule for the quarter ended March 31, 1998.
27.10  Restated Financial Data Schedule for the quarter ended  December 31,
       1997.
27.11 Restated Financial Data Schedule for the fiscal year ended September 30, 1997.