Form 10-Q
period 2000-06-30
ASHLAND INC
filed 2000-08-09
CIK 7694

===============================================================================



                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                 FORM 10-Q

          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934




                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                       Commission file number 1-2918



                                ASHLAND INC.
                          (a Kentucky corporation)



                           I.R.S. No. 61-0122250
                        50 E. RiverCenter Boulevard
                               P. O. Box 391
                       Covington, Kentucky 41012-0391



                      Telephone Number: (859) 815-3333



              Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

              At  July  31,   2000,   there  were   69,933,622   shares  of
         Registrant's Common Stock outstanding. One Right to purchase one-thousandth of a share of Series A Participating Cumulative Preferred Stock accompanies each outstanding share of Registrant's Common Stock.

===============================================================================


                                                      PART I - FINANCIAL INFORMATION

 ----------------------------------------------------------------------------------------------------------------------------------
 ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
 STATEMENTS OF CONSOLIDATED INCOME
 ----------------------------------------------------------------------------------------------------------------------------------
                                                                                 Three months ended           Nine months ended
                                                                                       June 30                     June 30
                                                                                -----------------------     -----------------------
 (In millions except per share data)                                               2000         1999           2000          1999
 ----------------------------------------------------------------------------------------------------------------------------------
 REVENUES
     Sales and operating revenues                                               $ 2,103      $ 1,796        $ 5,821       $ 4,945
     Equity income                                                                  197          107            285           208
     Other income                                                                    17           15             53            54
                                                                                ----------   ----------     ----------    ---------
                                                                                  2,317        1,918          6,159         5,207
 COSTS AND EXPENSES
     Cost of sales and operating expenses                                         1,716        1,407          4,712         3,884
     Selling, general and administrative expenses                                   274          264            804           781
     Depreciation, depletion and amortization                                        59           50            175           153
                                                                                ----------   ----------     ----------    ---------
                                                                                  2,049        1,721          5,691         4,818
                                                                                ----------   ----------     ----------    ---------
 OPERATING INCOME                                                                   268          197            468           389
     Net interest and other financial costs                                         (50)         (36)          (138)         (103)
                                                                                ----------   ----------     ----------    ---------
 INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                              218          161            330           286
     Income taxes                                                                   (89)         (62)          (135)         (110)
                                                                                ----------   ----------     ----------    ---------
 INCOME FROM CONTINUING OPERATIONS                                                  129           99            195           176
     Income (loss) from discontinued operations (net of income taxes)                 -            1           (215)            -
     Costs of spin-off of discontinued operations (net of income taxes)               -            -             (3)            -
                                                                                ----------   ----------     ----------    ---------
 INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                                            129          100            (23)          176
     Extraordinary loss on early retirement of debt (net of income taxes)             -            -             (3)            -
                                                                                ----------   ----------     ----------    ---------
 NET INCOME (LOSS)                                                              $   129      $   100        $   (26)      $   176
                                                                                ==========   ==========     ==========    =========

 BASIC EARNINGS (LOSS) PER SHARE - Note A
     Income from continuing operations                                          $  1.83      $  1.35        $  2.74       $  2.36
     Income (loss) from discontinued operations                                       -          .01          (3.02)          .01
     Costs of spin-off of discontinued operations                                     -            -           (.04)            -
     Extraordinary loss on early retirement of debt                                   -            -           (.04)            -
                                                                                ----------   ----------     ----------    ---------
     Net income (loss)                                                          $  1.83      $  1.36        $  (.36)      $  2.37
                                                                                ==========   ==========     ==========    =========
 DILUTED EARNINGS (LOSS) PER SHARE - Note A
     Income from continuing operations                                          $  1.83      $  1.34        $  2.73       $  2.34
     Income (loss) from discontinued operations                                       -          .01          (3.01)          .01
     Costs of spin-off of discontinued operations                                     -            -           (.04)            -
     Extraordinary loss on early retirement of debt                                   -            -           (.04)            -
                                                                                ----------   ----------     ----------    ---------
     Net income (loss)                                                          $  1.83      $  1.35        $  (.36)      $  2.35
                                                                                ==========   ==========     ==========    =========

 DIVIDENDS PAID PER COMMON SHARE                                                $  .275      $  .275        $  .825       $  .825

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

-----------------------------------------------------------------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                June 30         September 30             June 30
(In millions)                                                                      2000                 1999                1999
-----------------------------------------------------------------------------------------------------------------------------------

                               ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                 $      29            $     110            $     81
    Accounts receivable                                                           1,239                1,242               1,152
    Allowance for doubtful accounts                                                 (28)                 (23)                (23)
    Inventories - Note A                                                            549                  464                 491
    Deferred income taxes                                                           113                  107                 118
    Other current assets                                                            205                  159                 138
                                                                              ----------           ----------           ---------
                                                                                  2,107                2,059               1,957
INVESTMENTS AND OTHER ASSETS
    Investment in Marathon Ashland Petroleum LLC (MAP)                            2,321                2,172               2,098
    Cost in excess of net assets of companies acquired                              500                  220                 215
    Investment in Arch Coal - discontinued operations                                35                  417                 422
    Other noncurrent assets                                                         353                  264                 335
                                                                              ----------           ----------           ---------
                                                                                  3,209                3,073               3,070
PROPERTY, PLANT AND EQUIPMENT
    Cost                                                                          2,910                2,649               2,594
    Accumulated depreciation, depletion and amortization                         (1,445)              (1,357)             (1,340)
                                                                              ----------           ----------           ---------
                                                                                  1,465                1,292               1,254
                                                                              ----------           ----------           ---------

                                                                              $   6,781            $   6,424            $  6,281
                                                                              ==========           ==========           =========
                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Debt due within one year                                                  $     527            $     219            $    357
    Trade and other payables                                                      1,267                1,135               1,108
    Income taxes                                                                     51                   42                  50
                                                                              ----------           ----------           ---------
                                                                                  1,845                1,396               1,515
NONCURRENT LIABILITIES
    Long-term debt (less current portion)                                         1,898                1,627               1,627
    Employee benefit obligations                                                    400                  418                 416
    Deferred income taxes                                                           196                  226                 129
    Reserves of captive insurance companies                                         190                  175                 183
    Other long-term liabilities and deferred credits                                344                  382                 306
    Commitments and contingencies - Note D
                                                                              ----------           ----------           ---------
                                                                                  3,028                2,828               2,661

COMMON STOCKHOLDERS' EQUITY                                                       1,908                2,200               2,105
                                                                              ----------           ----------           ---------

                                                                              $   6,781            $   6,424            $  6,281
                                                                              ==========           ==========           =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


 ----------------------------------------------------------------------------------------------------------------------------------
 ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
 STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS' EQUITY
 ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Accumulated
                                                                                                                other
                                                          Common        Paid-in       Retained          comprehensive
(In millions)                                              stock        capital       earnings                   loss         Total
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT OCTOBER 1, 1998                              $     76       $    602      $   1,501       $           (42)       $ 2,137
   Total comprehensive income (1)                                                          176                   (16)           160
   Cash dividends                                                                          (61)                                 (61)
   Issued common stock under
     Stock incentive plans                                                    6                                                   6
     Acquisitions of other companies                           1             47                                                  48
   Repurchase of common stock                                 (4)          (181)                                               (185)
                                                        ---------      ---------     ----------      ----------------       --------
BALANCE AT JUNE 30, 1999                                $     73       $    474      $   1,616       $           (58)       $ 2,105
                                                        =========      =========     ==========      ================       ========

BALANCE AT OCTOBER 1, 1999                              $     72       $    464      $   1,710       $           (46)       $ 2,200
   Total comprehensive income (loss) (1)                                                   (26)                  (16)           (42)
   Dividends
     Cash                                                                                  (58)                                 (58)
     Spin-off of Arch Coal shares                                                         (123)                                (123)
   Issued common stock under
     Stock incentive plans                                                    1                                                   1
     Acquisitions of other companies                                          1                                                   1
   Repurchase of common stock                                 (2)           (69)                                                (71)
                                                        ---------      ---------     ----------      ----------------       --------
BALANCE AT JUNE 30, 2000                                $     70       $    397      $   1,503       $           (62)       $ 1,908
                                                        =========      =========     ==========      ================       ========

 -----------------------------------------------------------------------------------------------------------------------------------
  (1)  Reconciliations of net income (loss) to total comprehensive income (loss) follow.

                                                                          Three months ended              Nine months ended
                                                                                June 30                        June 30
                                                                       ---------------------------    ---------------------------
          (In millions)                                                      2000           1999            2000           1999
          -----------------------------------------------------------------------------------------------------------------------

          Net income (loss)                                            $      129      $     100      $      (26)     $     176
          Unrealized translation adjustments                                   (9)            (3)            (23)           (14)
             Related tax benefit                                                1              1               7              3
          Unrealized losses on securities                                       -             (3)              -             (6)
            Related tax benefit                                                 -              1               -              2
          Gains on securities included in net income                            -              -               -             (2)
            Related tax expense                                                 -              -               -              1
                                                                       -----------     -----------    -----------     -----------
          Total comprehensive income (loss)                            $      121      $      96      $      (42)     $     160
                                                                       ===========     ===========    ===========     ===========

          -----------------------------------------------------------------------------------------------------------------------
          At June 30,  2000,  the  accumulated  other  comprehensive  loss was comprised of net unrealized  translation losses of $52 million and a minimum pension liability of $10 million.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

-----------------------------------------------------------------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Nine months ended
                                                                                                              June 30
                                                                                                   --------------------------------
(In millions)                                                                                         2000                 1999
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM CONTINUING OPERATIONS
    Income from continuing operations                                                             $    195             $    176
    Expense (income) not affecting cash
      Depreciation, depletion and amortization                                                         175                  153
      Deferred income taxes                                                                             65                   24
      Equity income from affiliates                                                                   (285)                (208)
      Distributions from equity affiliates                                                             142                  210
    Change in operating assets and liabilities (1)                                                     (97)                (224)
                                                                                                  -----------          -----------
                                                                                                       195                  131

CASH FLOWS FROM FINANCING
    Proceeds from issuance of long-term debt                                                           737                  150
    Proceeds from issuance of common stock                                                               1                    4
    Repayment of long-term debt                                                                       (407)                 (50)
    Repurchase of common stock                                                                         (71)                (185)
    Increase in short-term debt                                                                        244                  236
    Dividends paid (2)                                                                                 (58)                 (61)
                                                                                                  -----------          -----------
                                                                                                       446                   94

CASH FLOWS FROM INVESTMENT
    Additions to property, plant and equipment                                                        (161)                (158)
    Purchase of operations - net of cash acquired (3)                                                 (579)                 (40)
    Other - net                                                                                         19                   20
                                                                                                  -----------          -----------
                                                                                                      (721)                (178)
                                                                                                  -----------          -----------
CASH PROVIDED (USED) BY CONTINUING OPERATIONS                                                          (80)                  47
    Cash provided (used) by discontinued operations                                                     (1)                    -
                                                                                                  -----------          -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                       (81)                  47

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                        110                   34
                                                                                                  -----------          -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                         $     29             $     81
                                                                                                  ===========          ===========

----------------------------------------------------------------------------------------------------------------------------------

(1)  Excludes changes resulting from operations acquired or sold.
(2) The 2000 amount excludes the dividend of Arch Coal shares to Ashland shareholders which resulted in a $123 million charge to retained earnings.
(3) Amounts exclude acquisitions through the issuance of common stock of $1 million in 2000 and $48 million in 1999.


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

------------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

         INTERIM FINANCIAL REPORTING

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Although such statements are subject to any year-end audit adjustments which may be necessary, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 1999. Results of operations for the periods ended June 30, 2000, are not necessarily indicative of results to be expected for the year ending September 30, 2000.

         INVENTORIES

         --------------------------------------------------------------------------------------------------------------------
                                                                              June 30        September 30             June 30
           (In millions)                                                         2000                1999                1999
         --------------------------------------------------------------------------------------------------------------------
           Chemicals and plastics                                             $   407              $  358              $  376
           Construction materials                                                  86                  55                  55
           Petroleum products                                                      65                  45                  53
           Other products                                                          55                  55                  51
           Supplies                                                                 6                   5                   8
           Excess of replacement costs over LIFO carrying values                  (70)                (54)                (52)
                                                                              --------             -------             -------
                                                                              $   549              $  464              $  491
                                                                              ========             =======             =======

         EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (EPS) from continuing operations.

         -------------------------------------------------------------------------------------------------------------------
                                                                        Three months ended             Nine months ended
                                                                              June 30                       June 30
                                                                       -----------------------       -----------------------
            (In millions except per share data)                            2000         1999              2000         1999
         --------------------------------------------------------------------------------------------------------------------
            NUMERATOR
            Numerator for basic and diluted EPS - Income from
               continuing operations                                   $    129     $     99         $     195     $    176
                                                                       ==========   ==========       ===========   ==========
            DENOMINATOR
            Denominator for basic EPS - Weighted average
               common shares outstanding                                     71           73                71           74
            Common shares issuable upon exercise of stock options             -            1                 -            1
                                                                       ----------   ----------       -----------   ----------
            Denominator for diluted EPS - Adjusted weighted
               average shares and assumed conversions                        71           74                71           75
                                                                       ==========   ==========       ===========   ==========

            BASIC EPS FROM CONTINUING OPERATIONS                       $   1.83     $   1.35         $    2.74     $   2.36
            DILUTED EPS FROM CONTINUING OPERATIONS                     $   1.83     $   1.34         $    2.73     $   2.34


-----------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

NOTE B - UNUSUAL ITEMS

         DISCONTINUED OPERATIONS

         On March 16, 2000, Ashland's Board of Directors approved a spin-off of 17.4 million shares of its Arch Coal Common Stock to Ashland's shareholders of record on March 24, 2000, in the form of a taxable dividend. The spin-off resulted in a charge to retained earnings of $123 million, with no gain or loss recorded. However, Ashland accrued $5 million of costs related to the spin-off and an offsetting tax benefit of $2 million. Ashland intends, subject to then-existing market conditions but before March 16, 2001, to dispose of its remaining 4.7 million Arch shares in a transaction or transactions that qualify as a sale for federal income tax purposes. On August 3, 2000, Ashland exercised its demand registration rights requesting Arch to effect the registration of these shares for sale in a secondary offering under the Securities Act of 1933, as amended. Results from the Arch Coal segment are shown as discontinued operations with prior periods restated. Components of amounts reflected in the income statements are presented in the following table. Results for the nine months ended June 30, 2000, include a net loss of $203 million related to asset impairment and restructuring costs, largely due to the write-down of assets at Arch's Dal-Tex and Hobet 21 mining operations and certain coal reserves in central Appalachia.

          -----------------------------------------------------------------------------------------------------------------------
                                                                           Three months ended              Nine months ended
                                                                                June 30                        June 30
                                                                       --------------------------     ---------------------------
           (In millions)                                                    2000           1999            2000           1999
          -----------------------------------------------------------------------------------------------------------------------
           Revenues - Equity income (loss)                              $      -       $      1        $   (246)       $     -
           Costs and expenses - SG&A expenses                                  -              -              (1)            (1)
                                                                       -----------    -----------     ------------    -----------
           Operating income (loss)                                             -              1            (247)            (1)
           Income tax benefit                                                  -              -              32              1
                                                                       -----------    -----------     ------------    -----------
           Income (loss) from discontinued operations                   $      -       $      1        $   (215)       $     -
                                                                       ===========    ===========     ============    ===========

         EXTRAORDINARY LOSS

         During the nine months ended June 30, 2000, Ashland refunded $36 million of pollution control revenue bonds and repaid $332 million of the $600 million floating-rate bank credit agreement used to fund the acquisition of the U.S. construction operations of Superfos a/s. The redemption premium on the bonds and write-off of unamortized deferred debt issuance expenses resulted in pretax charges totaling $4 million which, net of income tax benefits of $1 million, resulted in an extraordinary loss on early retirement of debt of $3 million.

         OTHER

         Marathon Ashland Petroleum LLC (MAP) maintains an inventory valuation reserve to reduce the LIFO cost of its inventories to their net realizable values. Adjustments in that reserve are recognized quarterly based on changes in petroleum product prices, creating non-cash charges or credits to Ashland's earnings. No adjustments to the reserve were required during the nine months ended June 30, 2000.

-----------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

NOTE B - UNUSUAL ITEMS (continued)

         The following tables show the effects of these unusual items on Ashland's operating income, net income and diluted earnings per share for the periods ended June 30, 2000, and 1999.

          -----------------------------------------------------------------------------------------------------------------------
                                                                          Three months ended              Nine months ended
                                                                               June 30                         June 30
                                                                       --------------------------     ---------------------------
           (In millions except per share data)                              2000            1999           2000            1999
          ------------------------------------------------------------------------------------------------------------------------
           Operating income before unusual items                         $   268       $     173       $    468        $    326
             MAP inventory valuation adjustments                               -              24              -              63
                                                                       -----------    -----------     ------------    ------------
           Operating income as reported                                  $   268       $     197       $    468        $    389
                                                                       ===========    ===========     ============    ============

           Net income before unusual items                               $   129       $      84       $    195        $    137
             Income (loss) from discontinued operations                        -               1           (215)              -
             Costs of spin-off of discontinued operations                      -               -             (3)              -
             Extraordinary loss on early retirement of debt                    -               -             (3)              -
             MAP inventory valuation adjustments                               -              15              -              39
                                                                       -----------    -----------     ------------    ------------
           Net income (loss) as reported                                 $   129       $     100       $    (26)       $    176
                                                                       ===========    ===========     ============    ============

           Diluted earnings per share before unusual items              $   1.83       $    1.14       $   2.73        $   1.83
             Impact of unusual items                                           -             .21          (3.09)            .52
                                                                       -----------    -----------     ------------    ------------
           Diluted earnings (loss) per share as reported                $   1.83       $    1.35       $   (.36)       $   2.35
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

         --------------------------------------------------------------------------------------------------------------------------
                                                                         Three months ended                Nine months ended
                                                                               June 30                           June 30
                                                                    -------------------------------   -----------------------------
           (In millions)                                                    2000             1999             2000             1999
           ------------------------------------------------------------------------------------------------------------------------
           MAP
              Sales and operating revenues                             $   7,535        $   4,639        $  20,053         $ 13,521
              Income from operations                                         533              299              786              591
              Net income
                Including inventory valuation adjustments                    532              296              789              589
                Excluding inventory valuation adjustments                    532              233              789              422
              Ashland's equity income
                Including inventory valuation adjustments                    196              106              280              203
                Excluding inventory valuation adjustments                    196               82              280              140


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

         Primarily as a result of this acquisition, APAC's total assets increased from $996 million at September 30, 1999, to $1.664 billion at June 30, 2000. APAC's capital employed increased from $663 million at September 30, 1999, to $1.223 billion at June 30, 2000. The acquisition was funded with short-term debt and a $600 million, floating-rate bank credit agreement that matures in increasing payments between 2000 and 2004. Ashland repaid $285 million of the bank credit agreement in the March 2000 quarter upon redemption of the note described above, and repaid an additional $47 million in the June 2000 quarter. Primarily as a result of this new debt and the charges to equity related to Arch Coal (see Note B), Ashland's debt amounted to 56% of capital employed at June 30, 2000, compared to 46% at September 30, 1999.

------------------------------------------------------------------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Three months ended                   Nine months ended
                                                                              June 30                             June 30
                                                                  -----------------------------       ------------------------------
(In millions)                                                             2000             1999               2000             1999
------------------------------------------------------------------------------------------------------------------------------------
REVENUES
   Sales and operating revenues
     APAC                                                           $      701       $      458         $    1,738       $    1,149
     Ashland Distribution                                                  841              754              2,421            2,175
     Ashland Specialty Chemical                                            327              322                963              935
     Valvoline                                                             264              289                788              773
     Intersegment sales
       Ashland Distribution                                                 (9)              (8)               (28)             (25)
       Ashland Specialty Chemical                                          (21)             (18)               (60)             (58)
       Valvoline                                                             -               (1)                (1)              (4)
                                                                   ------------     ------------       ------------     ------------
                                                                         2,103            1,796              5,821            4,945
   Equity income
     Ashland Specialty Chemical                                              1                1                  4                4
     Valvoline                                                               -                -                  1                1
     Refining and Marketing                                                196              106                280              203
                                                                   ------------     ------------       ------------     ------------
                                                                           197              107                285              208
   Other income
     APAC                                                                    5                2                 11                7
     Ashland Distribution                                                    1                2                  6                5
     Ashland Specialty Chemical                                              8                4                 21               13
     Valvoline                                                               2                2                  6                5
     Refining and Marketing                                                  -                3                  5               15
     Corporate                                                               1                2                  4                9
                                                                   ------------     ------------       ------------     ------------
                                                                            17               15                 53               54
                                                                   ------------     ------------       ------------     ------------
                                                                    $    2,317       $    1,918         $    6,159       $    5,207
                                                                   ============     ============       ============     ============
OPERATING INCOME (1)
   APAC                                                             $       41       $       35         $       79       $       63
   Ashland Distribution                                                     20               17                 47               42
   Ashland Specialty Chemical                                               23               33                 76               82
   Valvoline                                                                20               24                 54               48
   Refining and Marketing                                                  184              102                262              199
   Corporate                                                               (20)             (14)               (50)             (45)
                                                                   ------------     ------------       ------------     ------------
                                                                    $      268       $      197         $      468       $      389
                                                                   ============     ============       ============     ============

------------------------------------------------------------------------------------------------------------------------------------
(1)      See Note B to the Condensed Consolidated Financial Statements for a discussion of unusual items.

-----------------------------------------------------------------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT
-----------------------------------------------------------------------------------------------------------------------------------
                                                                          Three months ended                 Nine months ended
                                                                                June 30                           June 30
                                                                    -----------------------------     -----------------------------
                                                                            2000            1999             2000            1999
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING INFORMATION
   APAC
     Construction backlog at June 30 (millions)                                                         $   1,410        $    912
     Hot mix asphalt production (million tons)                             9.7             7.2               23.7            17.1
     Aggregate production (million tons)                                   7.9             5.3               19.8            14.6
     Ready-mix concrete production (thousand cubic yards)                  673             342              1,899             963
   Ashland Distribution (1)
     Sales per shipping day (millions)                                $   13.4        $   12.0          $    12.8        $   11.6
     Gross profit as a percent of sales                                   15.5%           15.9%              15.5%           16.0%
   Ashland Specialty Chemical (1)
     Sales per shipping day (millions)                                $    5.2        $    5.1          $     5.1        $    5.0
     Gross profit as a percent of sales                                   34.0%           37.7%              34.8%           36.4%
   Valvoline lubricant sales (thousand barrels per day)                   12.2            13.0               12.2            12.3
   Refining and Marketing (2)
     Refined products sold (thousand barrels per day)                    1,345           1,259              1,295           1,207
     Crude oil refined (thousand barrels per day)                          965             939                880             883
     Merchandise sales (millions)                                     $    607        $    524          $   1,691        $  1,470
-----------------------------------------------------------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

         Current  Quarter - Ashland's  net income was $129  million for the quarter ended June 30, 2000, compared to $100 million for the quarter ended June 30, 1999. Excluding unusual items described in Note B to the Condensed Consolidated Financial Statements, net income amounted to $129 million in the 2000 period, compared to $84 million in the 1999 period. The increase reflected improved refining margins for Marathon Ashland Petroleum (MAP), which more than offset the impact of rising hydrocarbon costs on Ashland's wholly owned businesses. APAC reported record results, reflecting higher revenues due to recent acquisitions and high equipment and manpower utilization rates. However, rising liquid asphalt prices and higher fuel costs significantly reduced operating income from what it would have been otherwise. Ashland Distribution reported a 21% increase in operating income due primarily to improved performance from its European plastics operations. Ashland Specialty Chemical reported a 31% decline in operating income as unsaturated polyester resins, Ashland's largest specialty business, continued to experience margin compression due to rising raw material prices. Valvoline's operating income declined 19% due primarily to lower sales of R-12 automotive refrigerant. Partially offsetting the overall improvement in operating income was higher net interest and other financial costs, resulting primarily from debt incurred to purchase the U.S. construction operations of Superfos a/s.

         Year-to-Date - For the nine months ended June 30, 2000, Ashland recorded a net loss of $26 million, compared to net income of $176 million for the nine months ended June 30, 1999. Excluding unusual items, net income amounted to $195 million in the 2000 period, compared to $137 million in the 1999 period. The improvement reflects a 9% increase in combined operating income from Ashland's wholly owned businesses and improved refining margins for MAP. Three of the four wholly owned businesses improved, with Ashland Specialty Chemical showing the only decline. APAC's results benefited from the acquisition of Superfos and other recent acquisitions, and a change in estimated depreciable lives and salvage values for its construction equipment. Ashland Distribution was up despite margin compression in the chemicals and solvents business, reflecting strong performances in the plastics and fine ingredients units. Valvoline's improvement reflects the net effects of higher earnings from the sales of R-12 refrigerant and antifreeze, improved international results, record earnings from VIOC, and reduced lubricant margins. The decline in Ashland Specialty Chemical reflects increased raw material costs for unsaturated polyester resins and higher butane costs for petrochemicals, partially offset by strong improvements in adhesives and electronic chemicals. The increase in operating income was partially offset by higher net interest and other financial costs, resulting primarily from increased debt levels.

         APAC

         Current Quarter - Operating income from APAC's construction operations amounted to a record $41 million for the June 2000 quarter, compared to $35 million in the June 1999 quarter. The improvement reflects a 53% increase in revenues due to the acquired U.S. construction operations of Superfos (see Note E to the Condensed Consolidated Financial Statements) and a high level of construction activity and asphalt production. In addition, the current period includes a reduction of approximately $5 million in depreciation expense related to changes in the estimated useful lives and salvage values of APAC's construction equipment. These favorable variances more than offset the adverse effects of significant increases in APAC's liquid asphalt and fuel costs.

-------------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------------------------------------------

         APAC (CONTINUED)

         Year-to-Date - For the nine months ended June 30, 2000, APAC reported operating income of $79 million, compared to $63 million for the same period of 1999. The increase reflects the same factors described in the current quarter comparison above, with the change in depreciation adding approximately $15 million to year-to-date results. Revenues increased 51%, as production of hot mix asphalt was up 39%, crushed aggregate was up 36%, and ready-mix concrete was up 97% from the 1999 period. The construction backlog at June 30, 2000, amounted to $1.41 billion, up 55% from a year ago and the highest in company history. This growth reflects APAC's acquisitions, as well as robust highway funding.

         Due to the unanticipated increases in the cost of liquid asphalt, gasoline, diesel fuel, and other fuels, it is not likely that APAC will meet its previously projected $170 million in operating income for fiscal year 2000. Nevertheless, Ashland expects APAC's operating income for fiscal 2000 to be a record and a substantial increase compared to the $108 million recorded for 1999.

         ASHLAND DISTRIBUTION

         Current Quarter - Ashland Distribution reported operating income of $20 million for the quarter ended June 30, 2000, compared to $17 million for last year's June quarter. The 21% increase was due primarily to improved performance from European plastics operations. In North America, chemical distribution margins - especially of commodities - were adversely affected by rising costs for hydrocarbon-based raw materials. To a lesser extent, margins in plastics distribution also encountered some pressure. However, unit volumes were strong across all of the North American distribution businesses.

         Year-to-Date - For the nine months ended June 30, 2000, Ashland Distribution reported operating income of $47 million, compared to $42 million for the same period of 1999. Sales volumes were up over the prior year, but much of that increase was offset by lower gross profit percentages, due to higher product costs. Results from IC&S declined due to higher costs for hydrocarbon-based raw materials that adversely affected margins, but the effects were more than offset by better results from each of the other distribution businesses. European plastics and fiber reinforced plastics operations showed the biggest improvements.

         ASHLAND SPECIALTY CHEMICAL

         Current Quarter - For the quarter ended June 30, 2000, Ashland Specialty Chemical reported operating income of $23 million, compared to $33 million reported for the June 1999 quarter. Composite Polymers continued to experience margin compression due to higher costs for styrene and other raw materials. The price of styrene, a key raw material in polyester resins, is up more than 60% from a year ago. Although Composite Polymers has implemented multiple price increases over the past year, selling prices have not kept pace with increased costs. Results for Petrochemicals have also declined reflecting reduced margins for maleic anhydride, caused by significant increases in butane costs. Overall, unit volumes are healthy in each of the specialty chemical product lines, with particular strength being shown in the adhesives and electronic chemicals businesses.

-------------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------------------------------------------

         ASHLAND SPECIALTY CHEMICAL (CONTINUED)

         Year-to-Date - For the nine months ended June 30, 2000, Ashland Specialty Chemical reported operating income of $76 million, compared to $82 million for the first nine months of 1999. On the positive side, Electronic Chemicals has recovered strongly from the worldwide semiconductor recession experienced during the first half of fiscal 1999. Specialty Polymers & Adhesives is up on the strength of increased sales volumes and margins. However, these improvements were more than offset by declines in Composite Polymers and Petrochemicals due to the same factors discussed in the current quarter comparison above.

         VALVOLINE

         Current Quarter - For the quarter ended June 30, 2000, Valvoline reported operating income of $20 million, compared to $24 million for the June 1999 quarter. The decrease was primarily the result of lower sales volumes of R-12 automotive refrigerant. In total, Valvoline expects R-12 profits in fiscal 2000 to be comparable with last year. However, this year the bulk of R-12 sales occurred in the March quarter versus in the June quarter of 1999. Valvoline's lubricants business continued to experience rising base lube stock costs, which are not easily passed on to customers. On the positive side, Valvoline Instant Oil Change
         (VIOC) posted record June quarter results, reflecting higher car counts, improvement in the average ticket price, and gains on the sale of certain company owned units. Improvements in Valvoline International earnings reflect better results from operations in Europe and Latin America.

         Year-to-Date - For the nine months ended June 30, 2000, Valvoline reported operating income of $54 million, compared to $48 million for the same period of 1999. Contributing to the improvement were better R-12 automotive refrigerant results, as well as increased antifreeze sales revenues, partially offset by compressed lubricant margins attributed to increasing raw material costs. Valvoline International earnings improved due to better results from operations in Europe, Asia and Latin America. In addition, VIOC reported record income for the nine months, primarily due to improvements in franchise royalty income and gains on the sale of certain company owned units. The elimination of losses incurred by First Recovery in 1999 also contributed to Valvoline's improvement.

         REFINING AND MARKETING

         Current Quarter - Operating income from Refining and Marketing amounted to $184 million for the quarter ended June 30, 2000. This compares to $78 million for the quarter ended June 30, 1999 (excluding $24 million in favorable inventory market valuation adjustments). Results for both periods include Ashland's 38% share of MAP's earnings, amortization of Ashland's excess investment in MAP, and results of certain retained refining and marketing activities. Refining margins were very strong, particularly when compared to depressed levels of a year ago when industry conditions led to the worst margins in at least a decade. In the June 2000 quarter, strong demand, pipeline problems and logistical difficulties associated with new reformulated gasoline requirements resulted in volatile markets and unusually strong product margins, particularly in the Midwest where MAP is a leading petroleum product marketer.

         Year-to-Date - Operating income from Refining and Marketing amounted to $262 million for the nine months ended June 30, 2000. This compares to $136 million for the nine months ended June 30, 1999 (excluding $63 million in favorable inventory market valuation adjustments). The increase in operating income reflects improved refining margins, higher refined product sales volumes, and increased merchandise sales volumes. These improvements were partially offset by decreased retail product margins.

-------------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------------------------------------------

         CORPORATE

         Corporate expenses amounted to $20 million in the quarter ended June 30, 2000, compared to $14 million for the quarter ended June 30, 1999. Corporate expenses on a year-to-date basis amounted to $50 million in the 2000 period, compared to $45 million in the 1999 period. The higher level of expenses reflects increases in incentive and deferred compensation costs.

         NET INTEREST AND OTHER FINANCIAL COSTS

         For the quarter ended June 30, 2000, net interest and other financial costs totaled $50 million, compared to $36 million for the June 1999 quarter. For the year-to-date, net interest and other financial costs amounted to $138 million in the 2000 period, compared to $103 million in the 1999 period. The increases reflect higher debt levels resulting primarily from the debt used to finance the acquisition of the U.S. construction operations of Superfos and higher interest rates on floating-rate debt. In addition, the 2000 periods include costs associated with a $150 million sale of receivables program initiated in March 2000.

         DISCONTINUED OPERATIONS

         As described in Note B to the Condensed Consolidated Financial Statements, in March 2000 Ashland distributed to Ashland shareholders the major portion of its common shares of Arch Coal. The spin-off resulted in no gain or loss, but Ashland accrued $3 million in after-tax costs related to the transaction. As a result, the former Arch Coal segment is now shown as a discontinued operation, with prior periods restated.

         For the nine months ended June 30, 2000, Ashland recorded a net loss of $215 million from its investment in Arch Coal, compared to breakeven results in the June 1999 period. The current year loss includes a $203 million net charge in the December quarter related to asset impairment and restructuring costs. The charge was largely due to the write-down of assets at Arch's Dal-Tex and Hobet 21 mining operations and certain coal reserves in central Appalachia.

         EXTRAORDINARY LOSS

         During the nine months ended June 30, 2000, Ashland refunded $36 million of pollution control revenue bonds and repaid $332 million of the $600 million floating-rate bank credit agreement used to fund the acquisition of the U.S. construction operations of Superfos. The redemption premium on the bonds and write-off of unamortized deferred debt issuance expenses resulted in pretax charges totaling $4 million which, net of income tax benefits of $1 million, resulted in an extraordinary loss on early retirement of debt of $3 million.

FINANCIAL POSITION

         LIQUIDITY

         Ashland's financial position has enabled it to obtain capital for its financing needs and to maintain investment grade ratings on its senior debt of Baa2 from Moody's and BBB from Standard & Poor's. Ashland has two revolving credit agreements providing for up to $425 million in borrowings, neither of which was in use at June 30, 2000. Under a shelf registration, Ashland can also issue an additional $600 million in debt and equity securities should future opportunities or needs arise. Furthermore, Ashland has

-------------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------------------------------------------

         LIQUIDITY (CONTINUED)

         access to various uncommitted lines of credit and commercial paper markets, under which $426 million of short-term borrowings were outstanding at June 30, 2000. The revolving credit agreements contain a covenant limiting new borrowings. Primarily due to the debt incurred to finance the acquisition of the U.S. construction operations of Superfos, the $203 million charge to earnings resulting from Arch Coal's asset impairment write-down and restructuring costs, and the Arch Coal spin-off, additional debt permissible has been reduced from $1.454 billion at September 30, 1999, to $438 million at June 30, 2000.

         Cash flows from operations, a major source of Ashland's liquidity, amounted to $195 million for the nine months ended June 30, 2000, compared to $131 million for the nine months ended June 30, 1999. The increase reflects the sale of $150 million of accounts receivable under a new program initiated in March 2000. Ashland's cash flows from operations exceeded its capital requirements for net property additions and dividends by $2 million for the nine months ended June 30, 2000.

         Operating working capital (accounts receivable and inventories, less trade and other payables) at June 30, 2000, was $493 million, compared to $548 million at September 30, 1999, and $512 million at June 30, 1999. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 67% of current liabilities at June 30, 2000, compared to 95% at September 30, 1999, and 80% at June 30, 1999. Ashland's working capital is affected by its use of the LIFO method of inventory valuation, which valued inventories $70 million below their replacement costs at June 30, 2000.

         CAPITAL RESOURCES

         For the nine months ended June 30, 2000, property additions amounted to $161 million, compared to $158 million for the same period last year. Property additions and cash dividends for the remainder of fiscal 2000 are estimated at $90 million and $20 million. Under Ashland's share repurchase program initiated in August 1998, Ashland repurchased 8.3 million shares through June 30, 2000. On July 19, 2000, Ashland's board of directors approved a fourth authorization in the program and increased the number of shares available for repurchase to a total of three million. The number of shares ultimately purchased and the prices Ashland will pay for its stock are subject to periodic review by management. Ashland anticipates meeting its remaining 2000 capital requirements for property additions, dividends and scheduled debt repayments of $17 million from internally generated funds. However, external financing may be necessary to fund common stock repurchases and acquisitions.

         At June 30, 2000, Ashland's debt level amounted to $2.425 billion, compared to $1.846 billion at September 30, 1999. The increase reflects a floating-rate bank credit agreement and short-term debt incurred to finance the acquisition of the U.S. construction operations of Superfos. Common stockholders' equity decreased by $292 million during the nine months ended June 30, 2000, reflecting the $203 million charge to earnings resulting from Arch Coal's asset impairment write-down and restructuring costs, and the spin-off of Arch Coal shares. As a result, debt as a percent of capital employed amounted to 56% at June 30, 2000, compared to 46% at September 30, 1999. Ashland's long-term debt included $408 million of floating-rate debt at June 30, 2000. As a result, Ashland's interest costs for the remainder of 2000 will fluctuate based on short-term interest rates on that portion of its long-term debt outstanding, as well as on any short-term notes and commercial paper.

-------------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------------------------------------------

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

                        PART II - OTHER INFORMATION

-------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

         Environmental Proceedings - (1) As of June 30, 2000, Ashland had been identified as a "potentially responsible party" ("PRP") under Superfund or similar state laws for potential joint and several liability for clean-up costs in connection with alleged releases of hazardous substances in connection with 87 waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the EPA or a state agency, in which Ashland is typically participating as a member of a PRP group. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight, and/or long-term monitoring of environmental conditions at the sites. Ashland carefully monitors the investigatory and remedial activity at many of these sites. Based on its experience with site remediation, its familiarity with current environmental laws and regulations, its analysis of the specific hazardous substances at issue, the existence of other financially viable PRPs and its current estimates of investigatory, clean-up and monitoring costs at each site, Ashland believes that its liability at these sites, either individually or in the aggregate, after taking into account its insurance coverage and established financial reserves, will not have a material adverse effect on Ashland's consolidated financial position, cash flow or liquidity. However, such matters could have a material effect on Ashland's results of operations in a particular quarter or fiscal year as they develop or as new issues are identified. Estimated costs for these matters are recognized in accordance with generally accepted accounting principles governing the likelihood that costs will be incurred and Ashland's ability to reasonably estimate future costs.

         (2) Pursuant to a 1990 Agreed Order with the Commonwealth of Kentucky's Natural Resources and Environmental Protection Cabinet ("NREPC"), Ashland has conducted source investigation and remedial activities related to hydrocarbon contamination of the groundwater beneath the Catlettsburg, Kentucky refinery, operated since 1998 by a subsidiary of Marathon Ashland Petroleum LLC ("MAP"). In connection with the formation of MAP, Ashland agreed to retain responsibility for this matter. In 1999, Ashland and the NREPC initiated negotiations for a new Agreed Order which would identify future investigative efforts and establish timetables for remedial activities. This Order is expected to also include a monetary penalty, reimbursement of state oversight costs and a supplemental environmental project. With negotiations nearing conclusion, Ashland believes that the settlement will have no material adverse effect on Ashland's consolidated financial position, cash flow or liquidity.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              12 Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

              27  Financial  Data  Schedule for the quarter  ended June 30,
                  2000.

         (b)  Reports on Form 8-K

              None.

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


                                                 Ashland Inc.
                                         ----------------------------------
                                                 (Registrant)



Date:  August 9, 2000                    /s/ Kenneth L. Aulen
                                         ----------------------------------
                                         Kenneth L. Aulen
                                         Administrative Vice President and
                                           Controller (Chief Accounting Officer)


Date:  August 9, 2000                    /s/ David L. Hausrath
                                         ----------------------------------
                                         David L. Hausrath
                                         Vice President and General Counsel

                               EXHIBIT INDEX

Exhibit No.              Description
-----------         --------------------------------------------------------

12 Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends
27     Financial Data Schedule for the quarter ended June 30, 2000.