Form 10-K405
period 2000-09-30
ASHLAND INC
filed 2000-12-01
CIK 7694

==============================================================================
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                 FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


                FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

                       Commission file number 1-2918

                                ASHLAND INC.

                          (a Kentucky corporation)

                              I.R.S. No. 61-0122250
                        50 E. RiverCenter Boulevard
                                  P.O. Box 391
                       Covington, Kentucky 41012-0391


                      Telephone Number: (859) 815-3333

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At October 31, 2000, based on the New York Stock Exchange closing price, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $2,268,150,178. In determining this amount, the Registrant has assumed that its directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose.

     At October 31, 2000, there were 69,669,072 shares of Registrant's common stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 2000 are incorporated by reference into Parts I, II and IV.

     Portions of Registrant's definitive Proxy Statement for its January 25, 2001 Annual Meeting of Shareholders are incorporated by reference into
Part III.

==============================================================================




                             TABLE OF CONTENTS
                                                                           Page


PART I
     Item 1.    Business ..................................................  1
                    Corporate Developments.................................  1
                    APAC...................................................  2
                    Ashland Distribution...................................  2
                    Ashland Specialty Chemical.............................  3
                    Valvoline..............................................  4
                    Refining and Marketing.................................  5
                    Miscellaneous..........................................  8
     Item 2.    Properties................................................. 10
     Item 3.    Legal Proceedings.......................................... 11
     Item 4.    Submission of Matters to a
                  Vote of Security Holders................................. 11
     Item X.    Executive Officers of Ashland.............................. 11

PART II
     Item 5.    Market for Registrant's Common Stock and Related
                  Security Holder Matters.................................. 12
     Item 6.    Selected Financial Data.................................... 12
     Item 7.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................... 12
     Item 7A.   Quantitative and Qualitative Disclosures About Market Risk  13
     Item 8.    Financial Statements and Supplementary Data...............  13
     Item 9.    Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure..................  13
PART III
     Item 10.   Directors and Executive Officers of the Registrant........  13
     Item 11.   Executive Compensation....................................  13
     Item 12.   Security Ownership of Certain Beneficial
                  Owners and Management...................................  13
     Item 13.   Certain Relationships and Related Transactions............  13

PART IV
     Item 14.   Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K.............................................  14

                                   PART I

ITEM 1. BUSINESS

     Ashland Inc. is a Kentucky corporation, organized on October 22, 1936, with its principal executive offices located at 50 E. RiverCenter Boulevard, Covington, Kentucky 41011 (Mailing Address: 50 E. RiverCenter Boulevard, P.O. Box 391, Covington, Kentucky 41012-0391) (Telephone: (859) 815-3333). The terms "Ashland" and the "Company" as used herein include Ashland Inc. and its consolidated subsidiaries, except where the context indicates otherwise.

     Ashland's businesses are grouped into five industry segments: APAC, Ashland Distribution, Ashland Specialty Chemical, Valvoline and Refining and Marketing. Financial information about these segments for the three fiscal years ended September 30, 2000 is set forth on pages 48 and 49 of Ashland's Annual Report to Shareholders for the fiscal year ended September 30, 2000 ("Annual Report").

     APAC performs contract construction work, including highway paving and repair, excavation and grading, and bridge construction, and produces asphaltic and ready-mix concrete, crushed stone and other aggregate in the southern and midwestern United States.

     Ashland Distribution distributes industrial chemicals, solvents, plastics, fiber reinforcements and fine ingredients in North America and plastics in Europe. Ashland Specialty Chemical manufactures and sells a wide variety of performance chemicals, resins, products and services and certain petrochemicals.

     Valvoline is a marketer of premium-branded, packaged motor oil and automotive chemicals, automotive appearance products, antifreeze, filters, rust preventives and coolants. In addition, Valvoline is engaged in the "fast oil change" business through outlets operating under the Valvoline Instant Oil Change(R) name.

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

     At September 30, 2000, Ashland and its consolidated subsidiaries had approximately 25,800 employees (excluding contract employees).

                           CORPORATE DEVELOPMENTS

     On March 27, 2000, Ashland distributed 17.4 million of its 22.1 million shares of Common Stock of Arch Coal, Inc. to Ashland's shareholders of record on March 24, 2000, in the form of a taxable dividend. Each share of Ashland Common Stock received 0.246097 shares of Arch Coal Common Stock. In addition, Ashland shareholders received $7.1875 per share for any fractional shares of Arch Coal Common Stock, which was determined to be the value of Arch Coal Common Stock on the record date. Ashland intends to dispose of its remaining 4.7 million shares of Arch Coal Common Stock in a transaction or transactions that qualify as a sale for federal income tax purposes by March 2001. On September 6, 2000, Arch Coal filed a registration statement under the Securities Act of 1933, as amended, for the sale of these shares by Ashland in a secondary offering. As a result of the distribution, Ashland now accounts for its investment in Arch Coal as discontinued operations with prior periods restated.

                                    APAC

      The APAC group of companies is the nation's largest asphalt and concrete paving company and is a major supplier of construction materials. APAC performs construction work, such as paving, repairing and resurfacing highways, streets, airports, residential and commercial developments, sidewalks and driveways, and grading and base work. In addition, it performs a number of construction services such as excavation and related activities in the construction of bridges and structures, drainage facilities and underground utilities. APAC conducts its business through 48 divisions operating in 14 southern and midwestern states. Distinguished by their local identities, these divisions provide construction services, technologies and materials throughout the regions in which they operate. These divisions are supported by a team of strategic managers and administrative support staff in Atlanta, Georgia.

     To deliver its services and products, APAC utilizes extensive aggregate-producing properties and construction equipment. It currently has 32 permanent operating quarry locations, 55 other aggregate production facilities, 66 ready-mix concrete plants, 243 hot-mix asphalt plants and a fleet of over 17,000 mobile equipment units, including heavy construction equipment and transportation-related equipment. As a result of recent acquisition activities, APAC has become more vertically integrated in certain market areas with aggregate, asphalt and ready-mix operations, all complementing one another.

     Raw aggregate generally consists of sand, gravel, granite, limestone and sandstone. About 30% of the raw aggregate produced by APAC is used in APAC's own contract construction work and the production of various processed construction materials. The remainder is sold to third parties. APAC also purchases substantial quantities of raw aggregate from other producers whose proximity to the job site renders it economically attractive. Most other raw materials, such as liquid asphalt, portland cement and reinforcing steel, are purchased from third parties. APAC is not dependent upon any one supplier or customer.

     APAC has customers in both the public and private sectors. Approximately 68% of APAC's revenues are derived directly from highway and other public sector sources. The other 32% are derived from industrial and commercial customers, private developers and other contractors to the public sector. The 1998 highway funding authorization package increased federal funding for highways by $54 billion over a six-year period. More importantly, the states in which APAC operates should see an increase in average annual funding of 60% based on current estimates.

     Climate and weather significantly affect revenues in the construction business. Due to its location, APAC tends to enjoy a relatively long construction season. Most of APAC's operating income is generated during the construction period of May to October.

     Total backlog at September 30, 2000 was $1,397 million, compared to $948 million at September 30, 1999. APAC includes a construction project in its backlog when a contract is awarded or a firm letter of commitment is obtained and funding is in place. The backlog at September 30, 2000 is considered firm, and a major portion is expected to be completed during fiscal 2001.

                            ASHLAND DISTRIBUTION

     Ashland Distribution distributes chemicals, plastics, fiber reinforcements and fine ingredients in North America and plastics in Europe. Ashland Distribution owns or leases approximately 100 distribution facilities in North America and 25 distribution facilities in 13 foreign countries. Ashland Distribution is comprised of the following business units:

     INDUSTRIAL CHEMICALS & SOLVENTS DIVISION - This division markets specialty and industrial chemicals, additives and solvents to industrial chemical users in major markets through distribution centers in the United States, Canada, Mexico and Puerto Rico. It distributes approximately 7,000 chemicals, solvents, additives and raw materials made by many of the nation's leading chemical manufacturers and a growing number of offshore producers. It specializes in supplying mixed truckloads and less-than-truckload quantities to many industries, including the paint and coatings, inks, adhesives, polymer, rubber, industrial and institutional compounding, automotive, appliance and paper industries. The Industrial Chemicals & Solvents division operates its own e-commerce web site at www.go2ashland.com and also has an e-commerce alliance with eChemicals, Inc. at www.echemicals.com.

     GENERAL POLYMERS DIVISION - This division markets a broad range of thermoplastic resins to injection molders, extruders, blow molders, and rotational molders in the plastics industry through distribution locations in the United States, Canada, Mexico and Puerto Rico. It also provides plastic material transfer and packaging services and less-than-truckload quantities of packaged thermoplastics. The division's basic resins group markets bulk wide-spec and off-grade thermoplastic resins to a variety of proprietary processors in North America. The General Polymers division offers e-commerce ordering at www.gpashland.com and also through an alliance with Commerx, Inc. at www.plasticsnet.com.

     FRP SUPPLY DIVISION - This division markets to customers in the reinforced plastics and cultured marble industries mixed truckload and less-than-truckload quantities of polyester resins, fiberglass and other specialty reinforcements, catalysts and allied products from distribution facilities located throughout North America. The FRP Supply division offers e-commerce ordering through its web site, www.eFRP.com.

      FINE INGREDIENTS DIVISION - This division distributes cosmetic and pharmaceutical specialty chemicals and food-grade and nutritional additives and ingredients across North America. The Fine Ingredients division offers e-commerce ordering through its web site, www.FIDonline.com.

     ASHLAND PLASTICS EUROPE - This division markets a broad range of thermoplastics to processors in Europe. Ashland Plastics Europe has distribution centers located in Belgium, Finland, France, Germany, Ireland, Italy, the Netherlands, Norway, Poland, Portugal, Spain, Sweden and the United Kingdom. The division also has a small compound manufacturing facility located in Spain.

     SERVICE  BUSINESSES  DIVISION  -  This  division  consists  of  Energy
Services and Environmental Services. Energy Services provides customized management of energy purchasing, supply and transportation. Environmental Services provides customers chemical waste collection, disposal and recycling services, working in cooperation with chemical waste services companies.

                         ASHLAND SPECIALTY CHEMICAL

     Ashland Specialty Chemical manufactures and supplies specialty chemical products and services to industries including the adhesives, automotive, composites, foundry, merchant marine, paint, paper, plastics and semiconductor fabrication industries. Ashland Specialty Chemical owns and operates 33 manufacturing facilities and participates in 14 manufacturing joint ventures in 18 countries. Ashland Specialty Chemical is comprised of the following business units:

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

     FOUNDRY PRODUCTS DIVISION - This division manufactures and sells foundry chemicals worldwide, including sand-binding resin systems, refractory coatings, release agents, engineered sand additives and riser sleeves. This division serves the global metal casting industry from 24 manufacturing locations in 18 countries and recently opened a manufacturing facility in Changzhou, China.

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

     ELECTRONIC CHEMICALS DIVISION - This division manufactures and sells a variety of ultrapure chemicals for the worldwide semiconductor industry through various manufacturing locations and also custom blends and packages ultrapure liquid chemicals to customer specifications. In August 2000, the division acquired MicroClean, Inc., which provides full-service equipment parts-cleaning, refurbishment and management services to the semiconductor manufacturing industry. The division operates manufacturing plants in Tempe, Arizona; Pueblo, Colorado; Easton, Pennsylvania; Austin and Dallas, Texas; Milan, Italy; and Pyongtaek-Shi, Kyonggi-Do, Korea. In addition, it enters into long-term agreements to provide complete on-site chemical management services, including purchasing, warehousing and delivering chemicals for in-plant use, at major facilities of large consumers of high purity chemicals. Through a joint venture with Union Petrochemical Corporation, the division also operates in Taiwan an ultrapure-process chemicals manufacturing facility, which was commissioned in October 2000.

     SPECIALTY POLYMERS & ADHESIVES DIVISION - This division manufactures and sells specialty phenolic resins for paper impregnation and friction material bonding; acrylic polymers for pressure-sensitive adhesives;
emulsion polymer isocyanate adhesives for structural wood bonding; polyurethane and epoxy structural adhesives for bonding fiberglass reinforced plastics, composites, thermoplastics and metals in automotive, recreational, and industrial applications; induction bonding systems for thermoplastic materials; elastomeric polymer adhesives and butyl rubber roofing tapes for commercial roofing applications; and vapor-curing, high-performance urethane coatings systems. It has manufacturing plants in Calumet City, Illinois; Norwood and Totowa, New Jersey; and Ashland and Columbus, Ohio.

     DREW MARINE DIVISION - This division supplies specialty chemicals for water and fuel treatment and general maintenance, as well as sealing products, welding and refrigerant products and fire fighting and safety services to the world's merchant marine fleet. Drew Marine currently provides shipboard technical service for more than 11,000 vessels from more than 100 locations serving approximately 900 ports throughout the world.

     PETROCHEMICALS DIVISION - This division manufactures maleic anhydride at Neal, West Virginia, and Neville Island, Pennsylvania, and also markets maleic anhydride and methanol in North America.

OTHER MATTERS

     For information on Ashland Distribution and Ashland Specialty Chemical and federal, state and local statutes and regulations governing releases into, or protection of, the environment, see "Item 1. Business - Miscellaneous - Environmental Matters" and "Item 3. Legal Proceedings - Environmental Proceedings."

                                 VALVOLINE

     The Valvoline Company, a division of Ashland, is a marketer of premium-branded automotive and industrial oils, automotive chemicals, automotive appearance products and automotive services, with sales in more than 140 countries. The Valvoline(R) trademark was federally registered in 1873 and is the oldest trademark for a lubricating oil in the United States. Valvoline is comprised of the following business units:

     NORTH AMERICAN PRODUCTS - This unit, Valvoline's largest division, markets automotive, commercial, and industrial lubricants, automotive chemicals and automotive appearance products to a broad network of North American customers. This unit markets Valvoline-branded motor oil, one of the top selling brands in the U.S. private passenger car and light truck market, and premium synthetic SynPower(R) automobile chemicals for "under-the-hood" use.

     North American Products also markets Eagle One(R) premium automotive appearance products, Zerex(R) antifreeze and Pyroil(R) automotive chemicals. Zerex is the second leading antifreeze brand in the United States. This division also markets R-12, an automotive refrigerant that was phased out of production in 1995. R-12 is being replaced in the market by a new generation of refrigerants.

     The domestic commercial and specialty products group of the North American Products unit has a strategic alliance with Cummins Engine Company, Inc. to distribute heavy-duty lubricants to the commercial market.

     EAGLE ONE - Eagle One is a brand of premium automobile appearance chemicals for "above-the-hood" applications. Products include waxes, polishes and wheel cleaners. Managed by Valvoline as a separate business unit, Eagle One markets its products through Valvoline's North American Products and Valvoline International divisions.

     VALVOLINE INTERNATIONAL - Valvoline International markets Valvoline branded products, TECTYL(R) rust preventives and Eagle One automotive appearance products through company-owned affiliates or divisions in Argentina, Australia, Austria, Belgium, Brazil, Denmark, Finland, France, Germany, Great Britain, Italy, the

Netherlands, Poland, South Africa, Sweden and Switzerland. Licensees and distributors market certain products in other parts of Europe, Mexico,
Central and South America, the Far East, the Middle East and certain African countries. Joint ventures have been established in China, Ecuador, India, Thailand and Venezuela. Packaging and blending plants and distribution centers in Australia, Canada, the Netherlands and the United States supply international customers.

     VALVOLINE INSTANT OIL CHANGE(R) ("VIOC") - VIOC is one of the largest competitors in the expanding U.S. "fast oil change" service business, providing Valvoline with a significant share of the installed segment of the passenger car and light truck motor oil market. As of September 30, 2000, 358 company-owned and 272 franchised service centers were operating in 34 states.

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

REFINING

     MAP owns and operates seven refineries with an aggregate refining capacity of 935,000 barrels of crude oil per calendar day. The table below sets forth the location and daily throughput capacity (measured in barrels) of each of MAP's refineries as of September 30, 2000:

           Garyville, Louisiana.............................232,000
           Catlettsburg, Kentucky...........................222,000
           Robinson, Illinois...............................192,000
           Detroit, Michigan................................ 74,000
           Canton, Ohio..................................... 73,000
           Texas City, Texas................................ 72,000
           St. Paul Park, Minnesota......................... 70,000
                                                            ---------
                      Total.................................935,000
                                                            =========

     MAP's refineries include crude oil atmospheric and vacuum distillation, fluid catalytic cracking, catalytic reforming, desulfurization and sulfur recovery units. The refineries have the capability to process a wide variety of crude oils and to produce typical refinery products, including reformulated gasoline ("RFG"). In addition to typical refinery products, the Catlettsburg refinery manufactures lubricating oils and a wide range of petrochemicals. For the twelve months ended September 30, 2000, 76% of MAP's production of lubricating oils was purchased by Valvoline and 39% of MAP's production of petrochemicals was purchased by Ashland Distribution.

     MAP also produces a wide range of asphalt products, petroleum pitch (primarily used in the graphite electrode, clay target and refractory industries), aromatics, aliphatic hydrocarbons, cumene, base oil and slack wax.

     The  table  below  sets  forth  MAP's   refinery  input  and  refinery
production by product group for the twelve months ended September 30, 2000, September 30, 1999 and for the nine months ended September 30, 1998.

                                       Twelve Months  Ended        Twelve Months  Ended        Nine Months Ended
                                       --------------------        --------------------        -----------------
                                        September 30, 2000          September 30, 1999         September 30, 1998
                                        ------------------          ------------------         ------------------

      Refinery Input (in thousands
      ----------------------------
       of barrels per day)                    1,033.4                      1,034.0                   1,023.3
      --------------------

      Refined Product Yields
      ----------------------
       (in thousands of barrels per day)
      ----------------------------------
      Gasoline..........................        559.0                        565.5                     539.8
      Distillates.......................        271.5                        265.6                     269.2
      Propane...........................         21.0                         22.2                      20.9
      Feedstocks & Special Products....          68.9                         64.9                      71.7
      Heavy Fuel Oils...................         41.2                         45.1                      47.4
      Asphalt...........................         73.3                         70.4                      69.3
                                               ------                     --------                 ---------
                           Total........      1,034.9                      1,033.7                   1,018.3
                                              =======                     ========                 =========

     Planned maintenance activities requiring temporary shutdown of certain refinery operating units ("turnarounds") are periodically performed at each refinery. MAP completed a major turnaround at the Catlettsburg refinery in the twelve months ended September 30, 2000.

     MAP is constructing a delayed coker unit at its Garyville, Louisiana refinery. This unit will allow for the use of heavier, lower cost crude and reduce the production of heavy fuel oil. To supply this new unit, MAP reached an agreement with P.M.I. Comercio Internacional, S.A. de C.V., an affiliate of Petroleos Mexicanos, to purchase approximately 90,000 barrels per day of heavy Maya crude oil. This agreement is multi-year and will begin upon completion of the delayed coker unit in the fourth quarter of 2001.

MARKETING

     MAP's principal marketing areas for gasoline, kerosene and light oils include the Midwest, the upper Great Plains and the southeastern United States. Gasoline, kerosene and light fuel oils are sold in 29 states. Gasoline is sold at wholesale primarily to independent marketers, jobbers and chain retailers who resell these products through several thousand retail outlets principally under their own names. MAP also supplies 3,637 jobber-dealer, open-dealer and lessee-dealer locations using the Marathon(R) and Ashland(R) brand names.

     Gasoline, kerosene, distillates and aviation products are also sold to utilities, railroads, river towing companies, commercial fleet operators, airlines and governmental agencies.

     Retail sales of gasoline and diesel fuel are made through MAP's wholly-owned subsidiary, Speedway SuperAmerica LLC ("SSA"). SSA has 2,382 retail outlets (gasoline stations, convenience store-gasoline stations and travel centers) in 20 states in the Southeast and Midwest under brand names including Speedway(R) and SuperAmerica(R). The convenience store-gasoline locations offer consumers gasoline, diesel fuel (at selected locations) and a broad mix of other products and services, such as tobacco, soft drinks, health and beauty aids, groceries, fresh-baked goods, automated teller machines, automotive accessories and a line of private-label items. The travel centers offer diesel fuel, gasoline and a variety of other services associated with such locations. Several travel centers and convenience store locations also have on-premises brand-name restaurants such as Subway and Taco Bell.

     In December 1999, MAP purchased from Ultramar Diamond Shamrock ("UDS") 178 UDS owned-and-operated convenience stores and five product terminals. In addition, MAP was assigned supply contracts with UDS jobbers, who supply 242 total-branded jobber stations in Michigan.

     MAP plans to sell approximately 270 gasoline stations located in the Midwest and Southeast. These non-core assets comprise less than 12% of MAP's owned and operated SSA retail network. By September 30, 2000, 25 of these stations had been sold. Most of the remaining stations are expected to be sold by December 31, 2000.

     During the twelve months ended September 30, 2000, 67% of the revenues (excluding excise taxes) of the SSA stores were derived from the sale of gasoline and diesel fuel, and 33% of such revenues were derived from the sale of merchandise.

     The table below shows the volume of MAP's consolidated refined product sales for the twelve months ended September 30, 2000, September 30, 1999 and the nine months ended September 30, 1998.

                                       Twelve Months  Ended        Twelve Months  Ended        Nine Months Ended
                                       --------------------        --------------------        -----------------
                                        September 30, 2000          September 30, 1999         September 30, 1998
                                        ------------------          ------------------         ------------------



   Refined Product Sales
   ---------------------
   (in thousands of barrels per day)
   ---------------------------------
      Gasoline..........................        752.1                        699.3                     659.1
      Distillates.......................        351.2                        324.6                     312.9
      Propane...........................         21.6                         22.4                      20.8
      Feedstocks & Special Products....          67.6                         65.1                      68.8
      Heavy Fuel Oils...................         40.9                         44.9                      48.4
      Asphalt...........................         75.1                         74.3                      73.7
                                               ------                     --------                 ---------
                           Total........      1,308.5                      1,230.6                   1,183.7
                                              =======                      =======                   =======

   Matching Buy/Sell Volumes
   included in above....................         41.4                         47.7                      38.4

     MAP sells RFG in parts of its marketing territory, primarily Chicago, Illinois; Louisville, Kentucky; Northern Kentucky; Maryland; Virginia; and Milwaukee, Wisconsin. MAP also markets low-vapor-pressure gasolines in all or parts of eleven states.

SUPPLY AND TRANSPORTATION

     The crude oil processed in MAP's refineries is obtained from negotiated lease, contract and spot purchases or exchanges. For the twelve months ended September 30, 2000, MAP's negotiated lease, contract and spot purchases of U.S. crude oil for refinery input averaged 395,400 barrels per day (1 barrel = 42 United States gallons), including an average of 20,200 barrels per day acquired from Marathon Oil Company. For the twelve months ended September 30, 2000, MAP's foreign crude oil requirements were met largely through purchases from various foreign national oil companies, producing companies and traders. Purchases of foreign crude oil represented 56% of MAP's crude oil requirements for the twelve months ended September 30, 2000.

     MAP's ownership or interest in domestic pipeline systems in its refining and marketing areas is significant. MAP owns, leases or has an ownership interest in 6,685 miles of active pipeline in 13 states. This network transports crude oil and refined products to and from terminals, refineries and other pipelines. It includes 170 miles of crude oil gathering lines, 3,659 miles of crude oil trunk lines and 2,856 miles of refined product lines.

     MAP has a 46.7% ownership interest in LOOP LLC ("LOOP"), which is the owner and operator of the only U.S. deepwater port facility capable of receiving crude oil from very large crude carriers. Ashland has retained a 4% ownership interest in LOOP. MAP also owns a 49.9% ownership interest in LOCAP INC. ("LOCAP"), which is the owner and operator of a crude oil pipeline connecting LOOP to the Capline system. Ashland has retained an 8.6% ownership interest in LOCAP. In addition, MAP has a 37.169% ownership interest in the Capline system. These port and pipeline systems provide MAP with access to common carrier transportation from the Louisiana Gulf Coast to Patoka, Illinois. At Patoka, the Capline system connects with other common carrier pipelines owned or leased by MAP that provide transportation to MAP's refineries in Illinois, Kentucky, Michigan and Ohio.

     MAP's subsidiary, Ohio River Pipe Line LLC ("ORPL"), plans to build a pipeline from Kenova, West Virginia, to Columbus, Ohio. ORPL is a common carrier pipeline company and the pipeline will be an interstate common carrier pipeline. The pipeline is expected to initially move about 50,000 barrels per day of refined products into the central Ohio region. Construction is currently expected to begin in the second half of calendar 2001. However, the construction schedule is largely dependent on obtaining the necessary rights-of-way, of which approximately 92% have been obtained to date, and final regulatory approvals. ORPL is still negotiating with various landowners to obtain the remaining rights-of-way. In addition, where appropriate, ORPL has brought condemnation actions to acquire rights-of-way. These actions are at various stages of litigation and appeal.

     In March 2000, MAP announced it joined CMS Energy Corporation and TEPPCO Partners, L.P., in an agreement to form a limited liability company, Centennial Pipeline LLC, with equal ownership to operate an interstate refined petroleum products pipeline extending from the U.S. Gulf of Mexico to the Midwest. Centennial Pipeline LLC plans to build a 70-mile, 24-inch-diameter pipeline connecting TEPPCO's facility in Beaumont, Texas, with an existing 720 mile, 26 inch diameter pipeline extending from Longville, Louisiana, to Bourbon, Illinois. The system, which will pass through seven states, is expected to be completed by the end of calendar 2001.

     MAP also has a stock interest in Minnesota Pipe Line Company, which owns a crude oil pipeline in Minnesota. Minnesota Pipe Line Company provides MAP with access to crude oil common carrier transportation from Clearbrook, Minnesota, to Cottage Grove, Minnesota, which is in the vicinity of MAP's St. Paul Park, Minnesota refinery.

     MAP's marine transportation operations include towboats and barges that transport refined products on the Ohio, Mississippi and Illinois rivers, their tributaries and the Intracoastal Waterway. In January 2000, MAP exercised contract provisions to terminate the long-term charters on two single-hulled 80,000-deadweight-ton tankers and returned the vessels to the owners. These vessels had been "bare boat sub-chartered" to a third-party operator. The initial term of these charters was scheduled to expire in 2001 and 2002, subject to certain renewal options.

     MAP leases or owns rail cars in various sizes and capacities for movement and storage of petroleum products. MAP also owns or leases a large number of tractor-trailers, tank trailers and general service trucks.

     In addition, MAP owns and operates 93 terminal facilities from which it sells a wide range of petroleum products. These facilities are supplied by a combination of barges, pipeline, truck and rail.

OTHER MATTERS

     MAP experiences normal seasonal variations in its sales and operating results. This seasonality is due primarily to increased demand for gasoline during the summer driving season, higher demand for distillate during the winter heating season and increased demand for asphalt from the road paving industry during the construction season.

     For information on MAP and federal, state and local statutes and regulations governing releases into the environment or protection of the environment, see "Item 1. Miscellaneous - Business - Environmental Matters."

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

     Federal, state and local laws and regulations relating to the protection of the environment have a significant impact on how Ashland conducts its businesses. These laws and regulations include the Clean Air Act ("CAA") with respect to air emissions; the Clean Water Act ("CWA") with respect to water discharges; the Resource Conservation and Recovery Act ("RCRA") with respect to solid and hazardous waste generation, treatment, storage and disposal; the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and the Superfund Amendments and Reauthorization Act of 1986 ("SARA") with respect to releases and remediation of hazardous substances (CERCLA and SARA are sometimes referred to collectively as "Superfund"); the Toxic Substances Control Act ("TSCA") with respect to chemical formulation and use; the Oil Pollution Act of 1990 ("OPA 90") with respect to oil pollution, spill response and financial assurance requirements for marine operations; the Federal Occupational Safety and Health Act ("OSHA") with respect to workplace health and safety standards; and various other federal, state and local laws related to the environment, health and safety. New laws are being enacted and regulations are being adopted by various regulatory agencies on a continuing basis, and the costs of compliance with these new rules cannot be estimated until the manner in which they will be implemented has been more accurately defined. In addition, most foreign countries in which Ashland conducts business have laws dealing with similar matters.

     At September 30, 2000, Ashland's reserves for on-site and off-site environmental assessments and remediation efforts were $163 million, reflecting Ashland's estimates of the most likely costs which will be incurred over an extended period to remediate identified environmental conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Expenditures for investigatory and remedial efforts in future years are subject to the uncertainties associated with environmental exposures, including identification of new sites at which cleanup is required and changes in laws and regulations and their application. Such expenditures, however, are not expected to have a material adverse effect on Ashland's consolidated financial position, cash flow or liquidity.

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

     AIR - The CAA imposes stringent limits on air emissions, establishes a federally mandated operating permit program, and allows for civil and criminal enforcement actions. Additionally, it establishes air quality attainment deadlines and control requirements based on the severity of air pollution in a given geographical area. Various state clean air acts implement, complement and, in some instances, add to the requirements of the federal CAA. The requirements of the CAA and its state counterparts have a significant impact on the daily operation of Ashland's businesses and, in many cases, on product formulation and other long-term business decisions. Ashland's businesses maintain numerous permits pursuant to these clean air laws and have implemented systems to oversee ongoing compliance efforts.

     In July 1997, the United States Environmental Protection Agency ("EPA") promulgated revisions to the National Ambient Air Quality Standards for ground level ozone and particulate matter. These revisions, if they are implemented by the states, could have a significant effect on certain of Ashland's chemical manufacturing and distribution businesses, and on MAP. However, EPA's authority and scientific basis to promulgate these standards were challenged by industry and overturned by the federal Court of Appeals for the District of Columbia. Litigation is continuing, as are efforts by EPA and other regulatory and law enforcement agencies to achieve the objectives of these standards through other means. It is not currently possible to estimate any potential financial impact that any revised standards may have on Ashland's operations.

     WATER - Ashland's businesses maintain numerous discharge permits, as the National Pollutant Discharge Elimination System of the CWA and state programs require, and have implemented systems to oversee their compliance efforts. In addition, several of MAP's operations, in particular its barge and terminal facilities, are regulated under OPA 90.

     SOLID WASTE - Ashland's businesses are subject to RCRA, which establishes standards for the management of solid and hazardous wastes. Besides affecting current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the storage of regulated substances in underground tanks.

     REMEDIATION - Ashland currently or has in the past operated various facilities where, during the normal course of operations, releases of hazardous substances have occurred. Federal and state laws, including but not limited to RCRA and various remediation laws, require that contamination caused by such releases be assessed and, if necessary, remediated to meet applicable standards. MAP operates, and in the past has operated, certain retail outlets where, during the normal course of operations, releases of petroleum products from underground storage tanks have occurred. Federal and state laws require that contamination caused by such releases at these sites be assessed and, if necessary, remediated to meet applicable standards.

RESEARCH

     Ashland conducts a program of research and development to invent and improve products and processes and to improve environmental controls for its existing facilities. It maintains its primary research facilities in Dublin, Ohio; Lexington, Kentucky; and Atlanta, Georgia. Research and development costs are expensed as they are incurred and totaled $33 million in fiscal 2000 ($30 million in 1999 and $28 million in 1998).

COMPETITION

     In all its operations, Ashland is subject to intense competition both from companies in the industries in which it operates and from products of companies in other industries. The majority of the business for which APAC competes is obtained by competitive bidding. There are a substantial number of competitors in the markets in which APAC operates and, as a result, all of APAC's goods and services are marketed under highly competitive conditions. Ashland Distribution's chemicals and solvents distribution businesses compete with national, regional and local companies throughout North America, while its plastics distribution businesses compete worldwide. Ashland Specialty Chemical's businesses compete globally in selected niche markets, largely on the basis of technology and service, while holding proprietary technology in virtually all its specialty chemicals businesses. Ashland Specialty Chemical's petrochemicals business is largely a commodities business, with pricing and quality being the most important factors. Valvoline competes primarily with domestic oil companies and, to a lesser extent, with international oil companies on a worldwide basis. Valvoline's brand recognition and increasing market share in the "fast oil change" market are important competitive factors.

     MAP competes primarily with other domestic refiners and, to a lesser extent, with imported products. MAP's refineries are located close to its market areas, giving MAP a geographic advantage in supplying these regions. MAP's retail operations compete with major oil companies, independent oil companies and independent marketers.

FORWARD-LOOKING STATEMENTS

         This Form 10-K and the documents incorporated by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including various information within the "Capital Resources," "Derivative Instruments," "Outlook" and "Conversion to the Euro" sections in Management's Discussion and Analysis in Ashland's Annual Report. Words such as "anticipates," "believes," "estimates," "expects," "is likely," "predicts," and variations of such words and similar expressions are intended to identify such forward-looking statements. Although Ashland believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such statements will be achieved. Important factors which could cause actual results to differ materially from those contained in such statements are discussed under "Risks and Uncertainties" in Note A of Notes to Consolidated Financial Statements in Ashland's Annual Report. Other factors and risks affecting Ashland's revenues and operations are discussed below, as well as in other portions of this Form 10-K.

     Ashland's operations are affected by domestic and international political, legislative, regulatory and legal actions. Such actions may include changes in the policies of OPEC or other developments affecting oil-producing countries, changes in tax laws, and changes in environmental, health and safety laws.

     Domestic and international economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, as well as changes in demand for products and services, can also have a significant effect on Ashland's operations. Although Ashland maintains reserves for anticipated liabilities and carries various levels of insurance, Ashland could be affected by civil, criminal, regulatory or administrative actions, claims or proceedings. In addition, climate and weather can significantly affect Ashland in several of its operations such as its APAC construction activities and MAP's heating oil businesses.

ITEM 2. PROPERTIES

     Ashland's corporate headquarters, which is leased, is located in Covington, Kentucky. Principal offices of other major operations are located in Atlanta, Georgia (APAC); Dublin, Ohio (Ashland Distribution and Ashland Specialty Chemical); Lexington, Kentucky (Valvoline); and Russell, Kentucky (Administrative Services), all of which are leased, except for the Russell office, which is owned. Principal manufacturing, marketing and other materially important physical properties of Ashland and its subsidiaries are described under the appropriate segment under Item 1. Additional information concerning certain leases may be found in Note J of Notes to Consolidated Financial Statements in Ashland's Annual Report.

ITEM 3.  LEGAL PROCEEDINGS

     ENVIRONMENTAL PROCEEDINGS - As of September 30, 2000, Ashland had been identified as a "potentially responsible party" ("PRP") under Superfund or similar state laws for potential joint and several liability for clean-up costs in connection with alleged releases of hazardous substances associated with 84 waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the EPA or a state agency, in which Ashland is typically participating as a member of a PRP group. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight, and/or long-term monitoring of environmental conditions at the sites.
Ashland carefully monitors the investigatory and remedial activities at many of these sites. Based on its experience with site remediation, its familiarity with current environmental laws and regulations, its analysis of the specific hazardous substances at issue, the existence of other financially viable PRPs and its current estimates of investigatory, clean-up and monitoring costs at each site, Ashland believes that its liability at these sites, either individually or in the aggregate, after taking into account its insurance coverage and established financial reserves, will not have a material adverse effect on Ashland's consolidated financial position, cash flow or liquidity. However, such matters could have a material effect on Ashland's results of operations in a particular quarter or fiscal year as they develop or as new issues are identified. Estimated costs for these matters are recognized in accordance with generally accepted accounting principles governing the likelihood that costs will be incurred and Ashland's ability to reasonably estimate future costs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2000.

ITEM X.  EXECUTIVE OFFICERS OF ASHLAND

     The following is a list of Ashland's executive officers, their ages and their positions and offices during the last five years (listed alphabetically after the Chief Executive Officer as to other Senior Vice Presidents, Administrative Vice Presidents and other executive officers).

      PAUL W. CHELLGREN* (age 57) is Chairman of the Board, Chief Executive Officer and Director of Ashland and has served in such capacities since 1997, 1996 and 1992, respectively. During the past five years, he has also served as President and Chief Operating Officer of Ashland.

     JAMES R. BOYD* (age 54) is Senior Vice President and Group Operating Officer - APAC, Inc. having served in such capacities since 1990 and 1993, respectively.

      DAVID J. D'ANTONI* (age 55) is Senior Vice President and Group Operating Officer - Ashland Distribution Company and Ashland Specialty Chemical Company and has served in such capacities since 1988 and 1999, respectively. During the past five years, he has also served as President of Ashland Chemical Company.

      JAMES J. O'BRIEN (age 46) is Senior Vice President of Ashland and President of The Valvoline Company and has served in such capacities since 1997 and 1995, respectively. During the past five years, he has also served as Vice President of Ashland.

     CHARLES F. POTTS (age 56) is Senior Vice President of Ashland and President of APAC, Inc. and has served in such capacities since 1992.

     J. MARVIN QUIN* (age 53) is Senior Vice President and Chief Financial Officer of Ashland and has served in such capacities since 1992.

     KENNETH L. AULEN (age 51) is Administrative Vice President and Controller of Ashland and has served in such capacities since 1992.

     PHILIP W. BLOCK* (age 53) is Administrative Vice President - Human Resources of Ashland and has served in such capacity since 1992.


--------------------------------
*Member of Ashland's Executive Committee

     PETER M. BOKACH (age 54) is Vice President of Ashland and President of Ashland Distribution Company and has served in such capacities since 1999. During the past five years, he has also served as Group Vice President - Distribution Division of Ashland Chemical Company.

     JAMES A. DUQUIN (age 53) is Vice President of Ashland and President of Ashland Specialty Chemical Company and has served in such capacities since 1999. During the past five years, he has also served as Group Vice President - Specialty Chemical Division and Vice President - IC&S Division of Ashland Chemical Company.

     DAVID L. HAUSRATH* (age 48) is Vice President and General Counsel of Ashland and has served in such capacities since 1998 and 1999, respectively. During the past five years, he has also served as Associate General Counsel and Assistant General Counsel of Ashland.

     J. DAN LACY* (age 53) is Vice President - Corporate Affairs of Ashland and has served in such capacity since 1986.

     RICHARD P. THOMAS* (age 54) is Vice President and Secretary of Ashland and has served in such capacities since 1998 and 1999, respectively. During the past five years, he has also served as Associate General Counsel of Ashland and Administrative Vice President and General Counsel of Ashland Petroleum Company.

     LAMAR M. CHAMBERS (age 46) is Auditor of Ashland and has served in such capacity since 1998. During the past five years, he has also served as Vice President, Finance and Controller of MAP, Administrative Vice President - Finance of Ashland Petroleum Company and Executive Assistant to the Chief Executive Officer of Ashland.

     Each executive officer is elected by the Board of Directors of Ashland to a term of one year, or until his successor is duly elected, at the annual meeting of the Board of Directors, except in those instances where the officer is elected other than at an annual meeting of the Board of Directors, in which case his tenure will expire at the next annual meeting of the Board of Directors unless the officer is re-elected.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY
         HOLDER MATTERS

     There is hereby incorporated by reference the information appearing in Note P of Notes to Consolidated Financial Statements in Ashland's Annual Report.

     At September 30, 2000, there were approximately 19,600 holders of record of Ashland's Common Stock. Ashland Common Stock is listed on the New York and Chicago stock exchanges (ticker symbol ASH) and has trading privileges on the Boston, Cincinnati, Pacific and Philadelphia stock exchanges.

     During the quarter ended September 30, 2000, Ashland issued 54,083 shares of its Common Stock, par value $1.00 per share, in connection with the acquisition of Buster Paving Company, Inc. The shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the regulations thereunder.

ITEM 6.  SELECTED FINANCIAL DATA

     There is hereby incorporated by reference the information appearing under the caption "Five-Year Selected Financial Information" on page 50 in Ashland's Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     There is hereby incorporated by reference the information appearing under the caption "Management's Discussion and Analysis" on pages 22 to 29 in Ashland's Annual Report.


----------------------------------------------------------------------------
*Member of Ashland's Executive Committee

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There is hereby incorporated by reference the information appearing under the caption "Derivative Instruments" on pages 27 and 28 in Ashland's Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     There is hereby incorporated by reference the consolidated financial statements appearing on pages 31 through 49 in Ashland's Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There is hereby incorporated by reference the information to appear under the caption "Ashland Inc.'s Board of Directors - Nominees for Election at the 2001 Annual Meeting" and the information regarding Section 16 beneficial ownership reporting compliance in Ashland's definitive Proxy Statement for its January 25, 2001 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after September 30, 2000 ("Proxy Statement"). See also the list of Ashland's executive officers and related information under "Executive Officers of Ashland" in Part I - Item X herein.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is hereby incorporated by reference the information to appear under the caption "Miscellaneous - Business Relationships" in Ashland's Proxy Statement.

                                  PART IV

ITEM 14. EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Documents  filed  as part of this  Report

     (1) and (2)  Financial Statements and Financial Schedule

     The consolidated financial statements and financial schedule of Ashland presented or incorporated by reference in this report are listed in the index on page 18.

     (3) Exhibits

         3.1 - Second Restated Articles of Incorporation of Ashland, as amended to January 30, 1998 (filed as Exhibit 3 to Ashland's Form 10-Q for the quarter ended December 31, 1997 and incorporated herein by reference).
         3.2 - By-laws of Ashland, as amended to January 26, 2000 (filed as Exhibit 3.2 to Ashland's Form 10-Q for the quarter ended December 31, 1999 and incorporated herein by reference).
         4.1 - Ashland agrees to provide the SEC, upon request, copies of instruments defining the rights of holders of long-term debt of Ashland and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed with the SEC.
         4.2 - Indenture, dated as of August 15, 1989, as amended and restated as of August 15, 1990, between Ashland and
                Citibank, N.A., as Trustee (filed as Exhibit 4(a) to Ashland's Form 10-K for the fiscal year ended September 30, 1991 and incorporated herein by reference).
         4.3 - Rights Agreement, dated as of May 16, 1996, between Ashland Inc. and the Rights Agent, together with Form of Right Certificate (filed as Exhibits 4(a) and 4(c), respectively, to Ashland's Form 8-A filed with the SEC on May 16, 1996 and incorporated herein by reference).

     The following Exhibits 10.1 through 10.16 are compensatory plans or arrangements or management contracts required to be filed as exhibits pursuant to Item 601(b)(10)(ii)(A) of Regulation S-K.

         10.1 - Amended Stock Incentive Plan for Key Employees of Ashland Inc. and its Subsidiaries (filed as Exhibit 10.1 to Ashland's Form 10-K for the fiscal year ended September 30, 1999 and incorporated herein by reference).
         10.2 - Ashland Inc. Deferred Compensation Plan for Non-Employee Directors (filed as Exhibit 10.2 to Ashland's Form 10-K for the fiscal year ended September 30, 1999 and incorporated herein by reference).
         10.3 - Tenth Amended and Restated Ashland Inc. Supplemental Early Retirement Plan for Certain Employees (filed as
                Exhibit  10.3 to  Ashland's  Form 10-K for the fiscal  year
                ended  September  30,  1999  and  incorporated   herein  by
                reference).
         10.4 - Ashland  Inc.  Incentive  Compensation  Program  (filed  as
                Exhibit  10.6 to  Ashland's  Form 10-K for the fiscal  year
                ended  September  30,  1993  and  incorporated   herein  by
                reference).
         10.5 - Ashland Inc. Salary Continuation Plan (filed as Exhibit 10(c).11 to Ashland's Form 10-K for the fiscal year ended September 30, 1988 and incorporated herein by reference).
         10.6 - Form of Ashland Inc. Executive Employment Contract between Ashland Inc. and certain executive officers of Ashland (filed as Exhibit 10.6 to Ashland's Form 10-K for the fiscal year ended September 30, 1999 and incorporated herein by reference).

         10.7 - Form of  Indemnification  Agreement  between Ashland Inc.
                and each member of its Board of Directors (filed as Exhibit 10(c).13 to Ashland's Form 10-K for the fiscal year ended September 30, 1990 and incorporated herein by reference).
         10.8 - Ashland Inc. Nonqualified Excess Benefit Pension Plan (filed as Exhibit 10.11 to Ashland's Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).
         10.9 - Ashland Inc. Long-Term Incentive Plan.
         10.10- Ashland Inc. Directors' Charitable Award.
         10.11- Ashland Inc. 1993 Stock Incentive Plan.
         10.12- Ashland Inc. 1995 Performance Unit Plan.
         10.13- Ashland Inc. Incentive Compensation Plan for Key Executives
                (filed  as  Exhibit  10.13 to  Ashland's  Form 10-K for the fiscal year ended September 30, 1999 and incorporated herein by reference).
         10.14- Ashland Inc. Deferred Compensation Plan.
         10.15- Ashland Inc. 1997 Stock Incentive Plan.
         10.16- Ashland  Inc.  Incentive  Plan  (filed as  Exhibit  10.1 to
                Ashland's Form 10-Q for the quarter ended December 31, 1999 and incorporated herein by reference).
         10.17- Amended and Restated Limited  Liability Company Agreement
                of Marathon Ashland Petroleum LLC dated as of December 31, 1998 (filed as Exhibit 10.17 to Ashland's Form 10-K for the fiscal year ended September 30, 1999 and incorporated herein by reference).
         10.18- Put/Call, Registration Rights and Standstill Agreement as
                amended to December  31, 1998 among  Marathon  Oil Company,
                USX   Corporation,   Ashland  Inc.  and  Marathon   Ashland
                Petroleum  (filed as Exhibit  10.18 to Ashland's  Form 10-K
                for  the  fiscal   year  ended   September   30,  1999  and
                incorporated herein by reference).
         11   - Computation  of Earnings Per Share  (appearing on page 37 of Ashland's Annual Report to Shareholders, incorporated by reference herein, for the fiscal year ended September 30,
                2000).
         12   - Computation  of Ratios of Earnings to Fixed  Charges and
                Earnings to Combined  Fixed  Charges  and  Preferred  Stock
                Dividends.
         13   - Portions  of  Ashland's  Annual  Report to  Shareholders,
                incorporated by reference herein, for the fiscal year ended September 30, 2000.
         21   - List of subsidiaries.
         23   - Consent of independent auditors.
         24   - Power of Attorney, including resolutions of the Board of
                Directors.
         27   - Financial Data Schedule for the fiscal year ended September 30,
                2000.

     Upon written or oral request, a copy of the above exhibits will be furnished at cost.

     (b) Reports on Form 8-K

         No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                 SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                  ASHLAND INC.
                                    (Registrant)

                                  By:
                                           /s/ Kenneth L. Aulen
                                  -------------------------------------------
                                  (Kenneth L. Aulen, Administrative
                                  Vice President and Controller)

                                  Date:   December 1, 2000

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT, IN THE CAPACITIES INDICATED, ON DECEMBER 1, 2000.

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


       Date: December 1, 2000

            INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULE

                                                                    Page
                                                                    ----
     Consolidated financial statements:
     Statements of consolidated income ...............................*
     Consolidated balance sheets .....................................*
     Statements of consolidated stockholders' equity .................*
     Statements of consolidated cash flows ...........................*
     Notes to consolidated financial statements ......................*
     Information by industry segment .................................*
     Report of independent auditors .................................19

     Consolidated financial schedule:
     Schedule II - Valuation and qualifying account..................20
     -----------


         *The consolidated financial statements appearing on pages 31 through 49 in Ashland's Annual Report are incorporated by reference in this Annual Report on Form 10-K.

         Schedules other than that listed above have been omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto. Separate financial statements for MAP required by Rule 3-09 of Regulation S-X will be filed as an amendment to this Form 10-K within 90 days after the end of MAP's fiscal year ending December 31, 2000. Separate financial statements of other unconsolidated affiliates are omitted because each company does not constitute a significant subsidiary using the 20% tests when considered individually. Summarized financial information for such affiliates is disclosed in Note F of Notes to Consolidated Financial Statements in Ashland's Annual Report.

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

     In our opinion, the financial statements listed in the accompanying index to financial statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of Ashland Inc. and consolidated subsidiaries at September 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP


Cincinnati, Ohio
November 1, 2000


 ----------------------------------------------------------------------------------------------------------------------------------
 Ashland Inc. and Consolidated Subsidiaries
 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

-----------------------------------------------------------------------------------------------------------------------------------
(In millions)                                              Balance at      Provisions                                      Balance
                                                            beginning      charged to      Reserves           Other         at end
Description                                                   of year        earnings      utilized         changes        of year
===================================================================================================================================
YEAR ENDED SEPTEMBER 30, 2000
Reserves deducted from asset accounts
   Accounts receivable                                       $  23             $ 15          $(12)(1)          $ (1)         $  25
   Inventories                                                  15                3            (5)                -             13
-----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30, 1999
Reserves deducted from asset accounts
   Accounts receivable                                       $  19             $ 12          $ (8)(1)          $  -          $  23
   Inventories                                                  11                7            (3)                -             15
-----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30, 1998
Reserves deducted from asset accounts
   Accounts receivable                                       $  25             $  8          $(10)(1)          $ (4)         $  19
   Inventories                                                  11                2            (2)                -             11
-----------------------------------------------------------------------------------------------------------------------------------

(1) Uncollected amounts written off, net of recoveries of $1 million in 2000 and $2 million in 1999 and 1998.

                              EXHIBIT INDEX

  EXHIBIT NO.                       DESCRIPTION

     10.9        -     Ashland Inc. Long-Term Incentive Plan.
     10.10       -     Ashland Inc. Directors' Charitable Award.
     10.11       -     Ashland Inc. 1993 Stock Incentive Plan.
     10.12       -     Ashland Inc. 1995 Performance Unit Plan.
     10.14       -     Ashland Inc. Deferred Compensation Plan.
     10.15       -     Ashland Inc. 1997 Stock Incentive Plan.
     12          -     Computation  of Ratios of Earnings to Fixed Charges and
                        Earnings to Combined  Fixed Charges and Preferred
                        Stock Dividends.
     13          -     Portions of Ashland's Annual Report to  Shareholders,
                        incorporated by reference  herein,  for the fiscal
                        year ended September 30, 2000.
     21          -     List of subsidiaries.
     23          -     Consent of independent auditors.
     24          -     Power of Attorney, including resolutions of the Board of
                        Directors.
     27          -     Financial Data Schedule for the fiscal year ended
                        September 30, 2000.