Form 10-Q
period 2000-12-31
ASHLAND INC
filed 2001-02-13
CIK 7694

=============================================================================


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                 FORM 10-Q



          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934




              FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                       Commission file number 1-2918



                                ASHLAND INC.
                          (a Kentucky corporation)



                           I.R.S. No. 61-0122250
                        50 E. RiverCenter Boulevard
                               P. O. Box 391
                       Covington, Kentucky 41012-0391



                      Telephone Number: (859) 815-3333



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

     At January 31, 2001, there were 69,576,879 shares of Registrant's Common Stock outstanding. One Right to purchase one-thousandth of a share of Series A Participating Cumulative Preferred Stock accompanies each outstanding share of Registrant's Common Stock.


=============================================================================

                       PART I - FINANCIAL INFORMATION


 -------------------------------------------------------------------------------------------------------------------------------

 ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
 STATEMENTS OF CONSOLIDATED INCOME

 -------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Three months ended
                                                                                                             December 31
                                                                                                         -----------------------
 (In millions except per share data)                                                                       2000          1999
 -------------------------------------------------------------------------------------------------------------------------------
 REVENUES
     Sales and operating revenues                                                                       $ 1,878       $ 1,897
     Equity income                                                                                          121            37
     Other income                                                                                            14            14
                                                                                                        ----------    ---------
                                                                                                          2,013         1,948
 COSTS AND EXPENSES
     Cost of sales and operating expenses                                                                 1,546         1,537
     Selling, general and administrative expenses                                                           265           243
     Depreciation, depletion and amortization                                                                58            57
                                                                                                        ----------    ---------
                                                                                                          1,869         1,837
                                                                                                        ----------    ---------
 OPERATING INCOME                                                                                           144           111
     Net interest and other financial costs                                                                 (46)          (43)
                                                                                                        ----------    ---------
 INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                                       98            68
     Income taxes                                                                                           (39)          (28)
                                                                                                        ----------    ---------
 INCOME FROM CONTINUING OPERATIONS                                                                           59            40
     Loss from discontinued operations (net of income taxes)                                                  -          (206)
                                                                                                        ----------    ---------
 NET INCOME (LOSS)                                                                                      $    59       $  (166)
                                                                                                        ==========    =========

 BASIC EARNINGS (LOSS) PER SHARE - Note A
     Income from continuing operations                                                                  $   .84       $   .56
     Loss from discontinued operations                                                                        -         (2.88)
                                                                                                        ----------    ---------
     Net income (loss)                                                                                  $   .84       $ (2.32)
                                                                                                        ==========    =========
 DILUTED EARNINGS (LOSS) PER SHARE - Note A
     Income from continuing operations                                                                  $   .84       $   .55
     Loss from discontinued operations                                                                        -         (2.87)
                                                                                                        ----------    ---------
     Net income (loss)                                                                                  $   .84       $ (2.32)
                                                                                                        ==========    =========

 DIVIDENDS PAID PER COMMON SHARE                                                                        $  .275       $  .275




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

-----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------------------
                                                                            December 31         September 30         December 31
(In millions)                                                                      2000                 2000                1999
-----------------------------------------------------------------------------------------------------------------------------------

                               ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                 $     108            $      67            $     46
    Accounts receivable                                                           1,153                1,268               1,274
    Allowance for doubtful accounts                                                 (30)                 (25)                (24)
    Note receivable from Industri Kapital (1)                                         -                    -                 285
    Inventories - Note A                                                            528                  488                 522
    Deferred income taxes                                                           126                  135                  99
    Other current assets                                                            108                  198                 124
                                                                              ----------           ----------           ---------
                                                                                  1,993                2,131               2,326
INVESTMENTS AND OTHER ASSETS
    Investment in Marathon Ashland Petroleum LLC (MAP)                            2,209                2,295               2,140
    Cost in excess of net assets of companies acquired                              528                  537                 503
    Investment in Arch Coal - discontinued operations                                35                   35                 178
    Other noncurrent assets                                                         377                  351                 291
                                                                              ----------           ----------           ---------
                                                                                  3,149                3,218               3,112
PROPERTY, PLANT AND EQUIPMENT
    Cost                                                                          2,898                2,879               2,902
    Accumulated depreciation, depletion and amortization                         (1,496)              (1,457)             (1,390)
                                                                              ----------           ----------           ---------
                                                                                  1,402                1,422               1,512
                                                                              ----------           ----------           ---------

                                                                              $   6,544            $   6,771            $  6,950
                                                                              ==========           ==========           =========
                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Debt due within one year                                                  $     268            $     327            $    544
    Trade and other payables                                                      1,114                1,330               1,033
    Income taxes                                                                    181                   42                  87
                                                                              ----------           ----------           ---------
                                                                                  1,563                1,699               1,664
NONCURRENT LIABILITIES
    Long-term debt (less current portion)                                         1,874                1,899               2,198
    Employee benefit obligations                                                    386                  383                 421
    Deferred income taxes                                                           174                  288                 139
    Reserves of captive insurance companies                                         202                  179                 179
    Other long-term liabilities and deferred credits                                352                  358                 377
    Commitments and contingencies - Note D
                                                                              ----------           ----------           ---------
                                                                                  2,988                3,107               3,314

COMMON STOCKHOLDERS' EQUITY                                                       1,993                1,965               1,972
                                                                              ----------           ----------           ---------

                                                                              $   6,544            $   6,771            $  6,950
                                                                              ==========           ==========           =========

-----------------------------------------------------------------------------------------------------------------------------------
(1) This note, received in connection with the acquisition of the U.S. construction  operations  of  Superfos,  was  redeemed in the  March  2000 quarter.


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


 -----------------------------------------------------------------------------------------------------------------------------------

 ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
 STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS' EQUITY

 --------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Accumulated
                                                                                                             other
                                                          Common        Paid-in       Retained       comprehensive
(In millions)                                              stock        capital       earnings                loss         Total
---------------------------------------------------------------------------------------------------------------------------------

BALANCE AT OCTOBER 1, 1999                              $     72       $    464      $   1,710         $      (46)       $ 2,200
   Total comprehensive income (loss) (1)                                                  (166)                (6)          (172)
   Cash dividends                                                                          (19)                              (19)
   Issued common stock for
     acquisitions of other companies                                          1                                                1
   Repurchase of common stock                                 (1)           (37)                                             (38)
                                                        ---------      ---------     ----------        -----------       --------
BALANCE AT DECEMBER 31, 1999                            $     71       $    428      $   1,525         $      (52)       $ 1,972
                                                        =========      =========     ==========        ===========       ========

BALANCE AT OCTOBER 1, 2000                              $     70       $    388      $   1,579         $      (72)       $ 1,965
   Total comprehensive income (1)                                                           59                 (8)            51
   Cash dividends                                                                          (19)                              (19)
   Issued common stock under
     stock incentive plans                                                    5                                                5
   Repurchase of common stock                                                (9)                                              (9)
                                                        ---------      ---------     ----------        -----------       --------
BALANCE AT DECEMBER 31, 2000                            $     70       $    384      $   1,619         $      (80)       $ 1,993
                                                        =========      =========     ==========        ===========       ========
---------------------------------------------------------------------------------------------------------------------------------
  (1)  Reconciliations of net income (loss) to total comprehensive income (loss) follow.


                                                                                                      Three months ended
                                                                                                          December 31
                                                                                                   ---------------------------
          (In millions)                                                                                  2000           1999
          -----------------------------------------------------------------------------------------------------------------------

          Net income (loss)                                                                        $       59      $    (166)
          Unrealized translation adjustments                                                              (10)           (10)
            Related tax benefit                                                                             2              4
                                                                                                   -----------     -----------
          Total comprehensive income (loss)                                                        $       51      $    (172)
                                                                                                   ===========     ===========
           -----------------------------------------------------------------------------------------------------------------------
       At December 31, 2000, the accumulated other  comprehensive  loss was comprised of net unrealized  translation losses of $72 million and a minimum pension liability of $8 million.


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

-------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Three months ended
                                                                                                        December 31
                                                                                               --------------------------------
(In millions)                                                                                      2000                 1999
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM CONTINUING OPERATIONS
    Income from continuing operations                                                          $     59             $     40
    Expense (income) not affecting cash
      Depreciation, depletion and amortization                                                       58                   57
      Deferred income taxes                                                                          13                   (7)
      Equity income from affiliates                                                                (121)                 (37)
      Distributions from equity affiliates                                                          209                   68
    Change in operating assets and liabilities (1)                                                  (31)                (132)
                                                                                               -----------          -----------
                                                                                                    187                  (11)

CASH FLOWS FROM FINANCING
    Proceeds from issuance of long-term debt                                                          -                  636
    Proceeds from issuance of common stock                                                            2                    -
    Repayment of long-term debt                                                                     (38)                 (40)
    Repurchase of common stock                                                                       (9)                 (38)
    Increase (decrease) in short-term debt                                                          (46)                 296
    Dividends paid                                                                                  (19)                 (19)
                                                                                               -----------          -----------
                                                                                                   (110)                 835

CASH FLOWS FROM INVESTMENT
    Additions to property, plant and equipment                                                      (40)                 (65)
    Purchase of operations - net of cash acquired (2)                                                (8)                (825)
    Proceeds from sale of operations                                                                  9                    -
    Other - net                                                                                       3                    -
                                                                                               -----------          -----------
                                                                                                    (36)                (890)
                                                                                               -----------          -----------
CASH PROVIDED (USED) BY CONTINUING OPERATIONS                                                        41                  (66)
    Cash provided by discontinued operations                                                          -                    2
                                                                                               -----------          -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                     41                  (64)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                      67                  110
                                                                                               -----------          -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                      $    108             $     46
                                                                                               ===========          ===========
-------------------------------------------------------------------------------------------------------------------------------
(1)      Excludes changes resulting from operations acquired or sold.
(2)      Amounts exclude acquisitions through the issuance of common stock of $1 million in 1999.


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

-----------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

-----------------------------------------------------------------------------

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

         INTERIM FINANCIAL REPORTING

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Although such statements are subject to any year-end audit adjustments which may be necessary, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. Results of operations for the period ended December 31, 2000, are not necessarily indicative of results to be expected for the year ending September 30, 2001.

         INVENTORIES

           --------------------------------------------------------------------------------------------------------------------
                                                                          December 31        September 30         December 31
           (In millions)                                                         2000                2000                1999
           --------------------------------------------------------------------------------------------------------------------
           Chemicals and plastics                                             $   411              $  375              $  394
           Construction materials                                                  76                  80                  73
           Petroleum products                                                      65                  52                  54
           Other products                                                          42                  45                  52
           Supplies                                                                 7                   7                   6
           Excess of replacement costs over LIFO carrying values                  (73)                (71)                (57)
                                                                              --------             -------             -------
                                                                              $   528              $  488              $  522
                                                                              ========             =======             =======

         EARNINGS PER SHARE

            The following table sets forth the computation of basic and diluted earnings per share (EPS) from continuing operations.

            -------------------------------------------------------------------------------------------------------------------
                                                                                                         Three months ended
                                                                                                             December 31
                                                                                                        -----------------------
            (In millions except per share data)                                                              2000         1999
            --------------------------------------------------------------------------------------------------------------------
            NUMERATOR
            Numerator for basic and diluted EPS - Income from
               continuing operations                                                                    $      59     $     40
                                                                                                        ===========   ==========
            DENOMINATOR
            Denominator for basic EPS - Weighted average
               common shares outstanding                                                                       70           72
            Common shares issuable upon exercise of stock options                                               -            -
                                                                                                        -----------   ----------
            Denominator for diluted EPS - Adjusted weighted
               average shares and assumed conversions                                                          70           72
                                                                                                        ===========   ==========

            BASIC EPS FROM CONTINUING OPERATIONS                                                        $     .84     $    .56
            DILUTED EPS FROM CONTINUING OPERATIONS                                                      $     .84     $    .55


-----------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

-----------------------------------------------------------------------------

NOTE A - SIGNIFICANT ACCOUNTING POLICIES (continued)

         DERIVATIVE INSTRUMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities." FAS 133 was subsequently amended by two other statements and is required to be adopted in years beginning after June 15, 2000. Because of Ashland's minimal use of derivatives, FAS 133 did not have a significant effect on Ashland's financial position or results of operations when it was adopted on October 1, 2000. MAP's adoption of FAS 133 on January 1, 2001, resulted in a $20 million pretax loss from the cumulative effect of this accounting change. Ashland's after tax share of the loss amounts to $5 million and will be recorded in the March 2001 quarter.

NOTE B - UNUSUAL ITEMS

         DISCONTINUED OPERATIONS

         In March 2000, Ashland distributed 17.4 million shares of its Arch Coal Common Stock to Ashland's shareholders. Ashland intends to dispose of its remaining 4.7 million Arch Coal shares in a transaction or transactions that qualify as a sale for federal income tax purposes by March 2001. Arch Coal has filed a registration statement for the sale of these shares by Ashland in an underwritten public offering.

         Results from Arch Coal are shown as discontinued operations. Components of amounts reflected in income are presented in the following table. Results for the three months ended December 31, 1999, included a net loss of $203 million related to asset impairment and restructuring costs, largely due to the write-down of assets at Arch's Dal-Tex and Hobet 21 mining operations and certain coal reserves in central Appalachia.

          -----------------------------------------------------------------------------------------------------------------------
                                                                                                          Three months ended
                                                                                                             December 31
                                                                                                      ---------------------------
           (In millions)                                                                                   2000           1999
          ------------------------------------------------------------------------------------------------------------------------
           Revenues - Equity loss                                                                      $      -       $   (237)
           Costs and expenses - SG&A expenses                                                                 -             (1)
                                                                                                      ------------    ------------
           Operating loss                                                                                     -           (238)
           Income tax benefit                                                                                 -             32
                                                                                                      ------------    ------------
           Loss from discontinued operations                                                           $      -       $   (206)
                                                                                                      ============    ============

         The following tables show the effects of discontinued operations on Ashland's net income and diluted earnings per share for the periods ended December 31, 2000, and 1999.

          -----------------------------------------------------------------------------------------------------------------------
                                                                                                         Three months ended
                                                                                                             December 31
                                                                                                      ---------------------------
           (In millions except per share data)                                                             2000            1999
          ------------------------------------------------------------------------------------------------------------------------
           Net income before unusual items                                                             $     59        $     40
             Loss from discontinued operations                                                                -            (206)
                                                                                                      ------------    ------------
           Net income (loss) as reported                                                               $     59        $   (166)
                                                                                                      ============    ============

           Diluted earnings per share before unusual items                                             $    .84        $    .55
             Impact of unusual items                                                                          -           (2.87)
                                                                                                      ------------    ------------
           Diluted earnings (loss) per share as reported                                               $    .84        $  (2.32)
                                                                                                      ============    ============

-----------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

-----------------------------------------------------------------------------

NOTE C - UNCONSOLIDATED AFFILIATES

         Ashland is required by Rule 3-09 of Regulation S-X to file separate financial statements for its significant unconsolidated affiliate, Marathon Ashland Petroleum LLC (MAP). Ashland's ownership position in Arch Coal, Inc. met those same filing requirements prior to the spin-off described in Note B. Financial statements for MAP and Arch Coal for the year ended December 31, 1999, were filed on a Form 10-K/A on March 21, 2000. Financial statements for MAP for the year ended December 31, 2000, will be filed by means of a Form 10-K/A on or before March 31, 2001. Unaudited income statement information for MAP is shown below.

         MAP is organized as a limited liability company that has elected to be taxed as a partnership. Therefore, the parents are responsible for income taxes applicable to their share of MAP's taxable income. The net income reflected below for MAP does not include any provision for income taxes which will be incurred by its parents.

           --------------------------------------------------------------------
                                                           Three months ended
                                                              December 31
                                                -------------------------------
           (In millions)                                2000             1999
           --------------------------------------------------------------------
           Sales and operating revenues            $   7,363         $  5,924
           Income from operations                        327              106
           Net income                                    329              111
           Ashland's equity income                       119               36

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

-----------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

-----------------------------------------------------------------------------
                                                        Three months ended
                                                            December 31
                                               ------------------------------
(In millions)                                        2000             1999
-----------------------------------------------------------------------------
REVENUES
   Sales and operating revenues
     APAC                                      $      621       $      605
     Ashland Distribution                             731              768
     Ashland Specialty Chemical                       311              314
     Valvoline                                        241              239
     Intersegment sales
       Ashland Distribution                            (8)             (10)
       Ashland Specialty Chemical                     (18)             (19)
                                              ------------     ------------
                                                    1,878            1,897
   Equity income
     Ashland Specialty Chemical                         1                1
     Valvoline                                          1                -
     Refining and Marketing                           119               36
                                              ------------     ------------
                                                      121               37
   Other income
     APAC                                               2                2
     Ashland Distribution                               2                2
     Ashland Specialty Chemical                         7                6
     Valvoline                                          1                1
     Refining and Marketing                             -                2
     Corporate                                          2                1
                                              ------------     ------------
                                                       14               14
                                              ------------     ------------
                                               $    2,013       $    1,948
                                              ============     ============
OPERATING INCOME
   APAC                                        $       13       $       38
   Ashland Distribution                                10               13
   Ashland Specialty Chemical                          18               29
   Valvoline                                           10               11
   Refining and Marketing (1)                         109               33
   Corporate                                          (16)             (13)
                                              ------------     ------------
                                               $      144       $      111
                                              ============     ============


-----------------------------------------------------------------------------
(1) Includes Ashland's equity income from MAP, amortization of Ashland's excess investment in MAP, and certain retained refining and marketing activities.

-----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Three months ended
                                                                                                                December 31
                                                                                                      -----------------------------
                                                                                                             2000            1999
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING INFORMATION
   APAC
     Construction backlog at December 31 (millions)                                                     $   1,600        $  1,210
     Hot mix asphalt production (million tons)                                                                8.5             8.8
     Aggregate production (million tons)                                                                      5.9             6.4
     Ready-mix concrete production (thousand cubic yards)                                                     523             597
   Ashland Distribution (1)
     Sales per shipping day (millions)                                                                  $    12.0        $   12.6
     Gross profit as a percent of sales                                                                      15.6%           15.6%
   Ashland Specialty Chemical (1)
     Sales per shipping day (millions)                                                                  $     5.1        $    5.1
     Gross profit as a percent of sales                                                                      34.0%           36.0%
   Valvoline lubricant sales (thousand barrels per day)                                                      10.5            11.3
   Refining and Marketing (2)
     Refined products sold (thousand barrels per day)                                                       1,308           1,320
     Crude oil refined (thousand barrels per day)                                                             857             824
     Merchandise sales (millions)                                                                       $     551        $    543
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

-----------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

-----------------------------------------------------------------------------

RESULTS OF OPERATIONS

         Ashland's net income was $59 million for the quarter ended December 31, 2000, compared to a net loss of $166 million for the quarter ended December 31, 1999. Excluding the $206 million loss from discontinued operations in the 1999 period described in Note B to the Condensed Consolidated Financial Statements, net income amounted to $59 million in the 2000 period, compared to $40 million in the 1999 period. Operating income of $144 million was a record for the December quarter and a 30% improvement over the prior year period. The increase reflected improved refining margins and a positive in-transit crude oil inventory adjustment for Marathon Ashland Petroleum (MAP), which more than offset the impact of the early arrival of winter and a softer economy on Ashland's wholly owned businesses.

         APAC

         Operating income from APAC's construction operations declined to $13 million for the December 2000 quarter, compared to $38 million in the December 1999 quarter, reflecting the adverse impact of unusually severe weather in November and December 2000. In many markets weather patterns prevented APAC crews from being on the job and limited demand for aggregates and hot mix asphalt. Net construction revenue (total revenue less subcontract costs)
         declined 6% from the prior year period, while production of hot mix asphalt declined 3%, aggregate production declined 8%, and ready-mix concrete production declined 12%. Earnings from the asphalt plants were also adversely affected as increased costs for liquid asphalt, fuel and power were not fully recovered in APAC's hot mix asphalt prices. The construction backlog at December 31, 2000, amounted to a record $1.6 billion, a 32% improvement over the prior year, including a recently awarded $236 million contract in the Richmond, Virginia area. The backlog is healthy in terms of volumes and margins and includes a good mix of public and private projects.

         ASHLAND DISTRIBUTION

         Ashland Distribution reported operating income of $10 million for the quarter ended December 31, 2000, a 23% decline from the $13 million reported for last year's December quarter. Factors contributing to the performance include lower demand-driven volumes and reduced prices in North American commodity product lines, impacting the thermoplastics and fiber-reinforced plastics businesses. On a positive note, chemical distribution profits improved, as costs continued to be taken out of the business. In addition, European thermoplastics distribution improved reflecting the stronger European market, and fine ingredients and environmental services businesses improved, as both are less commodity-sensitive.

         ASHLAND SPECIALTY CHEMICAL

         For the quarter ended December 31, 2000, Ashland Specialty Chemical reported operating income of $18 million, a 38% decline from the $29 million reported for the December 1999 quarter. Results from three of Ashland's specialty chemical businesses reflect the impact of a weaker U.S. economy. Soft demand in transportation and construction markets resulted in unit volume declines for unsaturated polyester resins, adhesives and foundry chemicals. Margins were down in these businesses due not only to reduced demand, but also to higher costs for raw materials. Petrochemical margins also suffered from significantly higher butane costs. However, earnings from electronic chemicals, water treatment and marine chemicals improved, as these businesses are generally not as sensitive to weakness in the durable goods sector.

-----------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

-----------------------------------------------------------------------------

         VALVOLINE

         For the quarter ended December 31, 2000, Valvoline reported operating income of $10 million, compared to $11 million for the December 1999 quarter. The slight decline was primarily due to continued margin compression in the antifreeze business and minimal sales of R-12 automotive refrigerant. R-12 sales are typically low in the December quarter. Profits from the core lubricants business improved while Valvoline Instant Oil Change produced earnings similar to last year.

         REFINING AND MARKETING

         Operating income from Refining and Marketing, which consists primarily of equity income from MAP, amounted to $109 million for the quarter ended December 31, 2000, compared to $33 million for the quarter ended December 31, 1999. Crude oil prices on the New York Mercantile Exchange declined $4 per barrel during the quarter as a result of stronger worldwide production. The combination of lower crude oil costs and good demand for distillates led to stronger refining margins. MAP's results also reflect a positive in-transit crude oil inventory adjustment, which was generated by the sharp December decline in crude oil prices. Results from retail operations were down as pump prices failed to keep pace with the higher level of wholesale gasoline costs. Merchandise sales were up, but the impact was more than offset by a decline in merchandise margins from the very strong levels in last year's December quarter.

         CORPORATE

         Corporate expenses amounted to $16 million in the quarter ended December 31, 2000, compared to $13 million for the quarter ended December 31, 1999. The higher level of expenses reflects increases in incentive and deferred compensation costs in the current year period, as well as environmental insurance recoveries included in the prior year period.

         NET INTEREST AND OTHER FINANCIAL COSTS

         For the quarter ended December 31, 2000, net interest and other financial costs totaled $46 million, compared to $43 million for the December 1999 quarter. Although debt levels are down, net costs are up, as the prior year period included interest income on the note receivable from Industri Kapital, received in connection with the acquisition of the U.S. construction operations of Superfos. In addition, the current year period includes costs associated with the sale of $150 million of receivables under a program initiated in March 2000.

         DISCONTINUED OPERATIONS

         As described in Note B to the Condensed Consolidated Financial Statements, in March 2000 Ashland distributed to Ashland shareholders the major portion of its common shares of Arch Coal. As a result, the former Arch Coal segment is shown as a discontinued operation, with prior periods restated.

         For the three months ended December 31, 1999, Ashland recorded an equity loss of $206 million from its investment in Arch Coal. The loss included $203 million related to asset impairment and restructuring costs, largely due to the write-down of assets at Arch's Dal-Tex and Hobet 21 mining operations and certain coal reserves in central Appalachia.

-----------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

-----------------------------------------------------------------------------

FINANCIAL POSITION

         LIQUIDITY

         Ashland's financial position has enabled it to obtain capital for its financing needs and to maintain investment grade ratings on its senior debt of Baa2 from Moody's and BBB from Standard & Poor's. Ashland has two revolving credit agreements providing for up to $425 million in borrowings, neither of which was used during the three months ended December 31, 2000. Under a shelf registration, at December 31, 2000, Ashland could also issue an additional $350 million in debt and equity securities should future opportunities or needs arise. On February 2, 2001, Ashland issued $50 million in medium-term notes under this shelf registration, thereby reducing the remaining capacity to $300 million. Furthermore, Ashland has access to various uncommitted lines of credit and commercial paper markets, under which $199 million of short-term borrowings were outstanding at December 31, 2000. While the revolving credit agreements contain a covenant limiting new borrowings, Ashland could have increased its borrowings (including any borrowings under these agreements) by up to $848 million at December 31, 2000. Additional permissible borrowings are increased or decreased by 150% of any increases or decreases in stockholders' equity.

         Cash flows from continuing operations, a major source of Ashland's liquidity, amounted to $187 million for the three months ended December 31, 2000, compared to a deficit of $11 million for the three months ended December 31, 1999. The increase principally reflects increased cash distributions from MAP ($207 million in 2000, compared to $67 million in 1999). In addition, the growth in working capital during the current quarter was much less than in the 1999 period. Ashland's cash flows from continuing operations exceeded its capital requirements for net property additions and dividends by $123 million for the three months ended December 31, 2000, providing additional funds for debt repayment and acquisitions.

         Operating working capital (accounts and notes receivable, plus inventories, less trade and other payables) at December 31, 2000, was $537 million, compared to $401 million at September 30, 2000, and $1,024 million at December 31, 1999. Liquid assets (cash, cash equivalents, accounts and notes receivable) amounted to 79% of current liabilities at December 31, 2000, compared to 77% at September 30, 2000, and 95% at December 31, 1999. Ashland's working capital is affected by its use of the LIFO method of inventory valuation, which valued inventories $73 million below their replacement costs at December 31, 2000.

         CAPITAL RESOURCES

         For the three months ended December 31, 2000, property additions amounted to $40 million, compared to $65 million for the same period last year. Property additions and cash dividends for the remainder of fiscal 2001 are estimated at $200 million and $57 million. At December 31, 2000, Ashland had remaining authority to purchase 2.3 million shares of its common stock in the open market. The number of shares ultimately purchased and the prices Ashland will pay for its stock are subject to periodic review by management. Ashland anticipates meeting its remaining 2001 capital requirements for property additions, dividends and scheduled debt repayments of $44 million from internally generated funds. However, external financing may be necessary to provide funds for acquisitions or purchases of common stock.

         At December 31, 2000, Ashland's debt level amounted to $2.1 billion, compared to $2.2 billion at September 30, 2000. Debt as a percent of capital employed amounted to 52% at December 31, 2000, compared to 53% at September 30, 2000. Ashland's debt included $338 million of floating-rate obligations, including $199 million of short-term borrowings and $139 million of long-term debt, at December 31, 2000.

-----------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

-----------------------------------------------------------------------------

         CAPITAL RESOURCES (CONTINUED)

         In addition, Ashland's costs under its sale of receivables program and various operating leases are based on the floating-rate interest costs on $255 million of third-party debt underlying those transactions. As a result, Ashland was exposed to fluctuations in short-term interest rates on $593 million of debt obligations at December 31, 2000.

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

OUTLOOK

         Looking ahead to the remainder of fiscal 2001, supply and demand fundamentals for Midwest petroleum markets, as well as forward 3-2-1 crack spreads on the New York Mercantile Exchange, suggest a strong performance for Refining and Marketing. The outlook for Ashland's wholly owned businesses is mixed. Certain businesses are expected to perform well, such as Valvoline, electronic chemicals and also APAC, provided normal spring and summer weather patterns prevail. At this point, total operating income from wholly owned businesses is expected to be roughly similar to the fiscal 2000 total. However, if the durable goods segment of the economy, which affects certain parts of Ashland Specialty Chemical and Ashland Distribution, does not recover in the second half of Ashland's fiscal year, combined operating income from wholly owned businesses is more likely to trail that of last year. Overall, Ashland is optimistic that fiscal 2001 will be a good year, assuming current trends in petroleum markets continue.

-----------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

-----------------------------------------------------------------------------

OUTLOOK (continued)

         Ashland's  sales and  operating  revenues are normally  subject to seasonal variations. Although APAC tends to enjoy a relatively long construction season, most of its operating income is generated during the construction period of May to October. In addition, MAP benefits from increased demand for gasoline during the summer driving season, higher demand for distillate during the winter heating season and increased demand for asphalt from the road paving industry during the construction season.

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

         Ashland conducts business in most of the participating countries and is addressing the issues associated with the Euro. The more important issues include converting information technology systems and processing accounting and tax records. Based on the progress to date, Ashland believes that the use of the Euro will not have a significant impact on the manner in which it does business and processes its accounting records. Accordingly, the use of the Euro is not expected to have a material effect on Ashland's consolidated financial position, results of operations, cash flows or liquidity.

FORWARD LOOKING STATEMENTS

         Management's Discussion and Analysis (MD&A) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, with respect to various information in the Capital Resources, Outlook and Conversion to the Euro sections of this MD&A. Estimates as to operating performance and earnings are based upon a number of assumptions, including those mentioned in MD&A. Such estimates are also based upon internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, weather, operating efficiencies and economic conditions, such as prices, supply and demand and cost of raw materials. Although Ashland believes its expectations are based on reasonable assumptions, it cannot assure the expectations reflected in MD&A will be achieved. This forward-looking information may prove to be inaccurate and actual results may differ significantly from those anticipated if one or more of the underlying assumptions or expectations proves to be inaccurate or is unrealized or if other unexpected conditions or events occur. Other factors and risks affecting Ashland are contained in Risks and Uncertainties in Note A to the Consolidated Financial Statements in Ashland's 2000 Annual Report and in Ashland's Form 10-K for the fiscal year ended September 30, 2000.

     ITEM 1.  LEGAL PROCEEDINGS

     Environmental Proceedings - (1) As of December 31, 2000, Ashland had been identified as a "potentially responsible party" ("PRP") under Superfund or similar state laws for potential joint and several liability for clean-up costs in connection with alleged releases of hazardous substances associated with 88 waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the EPA or a state agency, in which Ashland is typically participating as a member of a PRP group. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight, and/or long-term monitoring of environmental conditions at the sites.
Ashland carefully monitors the investigatory and remedial activities at many of these sites. Based on its experience with site remediation, its familiarity with current environmental laws and regulations, its analysis of the specific hazardous substances at issue, the existence of other financially viable PRPs and its current estimates of investigatory, clean-up and monitoring costs at each site, Ashland believes that its liability at these sites, either individually or in the aggregate, after taking into account its insurance coverage and established financial reserves, will not have a material adverse effect on Ashland's consolidated financial position, cash flow or liquidity. However, such matters could have a material effect on Ashland's results of operations in a particular quarter or fiscal year as they develop or as new issues are identified. Estimated costs for these matters are recognized in accordance with generally accepted accounting principles governing the likelihood that costs will be incurred and Ashland's ability to reasonably estimate future costs.

     (2) Pursuant to a 1990 Agreed Order with the Commonwealth of Kentucky's Natural Resources and Environmental Protection Cabinet ("NREPC"), Ashland has conducted source investigation and remedial activities related to hydrocarbon contamination of the groundwater beneath the Catlettsburg, Kentucky refinery, operated since 1998 by a wholly owned subsidiary of Marathon Ashland Petroleum LLC ("MAP"). In connection with the formation of MAP, Ashland agreed to retain responsibility for this matter. In 1999, Ashland and the NREPC initiated negotiations for a new Agreed Order that identified future investigative efforts and established timetables for remedial activities. This Order, which became effective on December 4, 2000 and rescinded the 1990 Agreed Order, included a civil penalty of $900,000, reimbursement of state oversight costs and a remedial action project. The settlement will have no material adverse effect on Ashland's consolidated financial position, cash flow or liquidity.

     ITEM 4.   SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS

(a) Ashland's Annual Meeting of Shareholders was held on January 25, 2001 at the Metropolitan Club, 50 E. RiverCenter Boulevard, Covington, Kentucky at 10:30 a.m.

(b) Ashland's shareholders at said meeting elected four directors (Samuel C. Butler, Ernest H. Drew, Mannie L. Jackson and Theodore
         M. Solso) to serve a three-year term and one director (Ralph E. Gomory) to serve a two-year term.

                                                 Votes
                                   Affirmative            Withheld

         Samuel C. Butler           60,175,428             1,783,864
         Ernest H. Drew             60,924,049             1,035,243
         Mannie L. Jackson          60,844,863             1,114,429
         Theodore M. Solso          60,909,128             1,050,164
         Ralph E. Gomory            60,809,029             1,150,263

         Directors who continued in office: Frank C. Carlucci, James B. Farley, Bernadine P. Healy, W. L. Rouse, Jr., Paul W. Chellgren, Patrick F. Noonan and Jane C. Pfeiffer.

(c) Ashland's shareholders at said meeting ratified the appointment of Ernst & Young LLP as independent auditors for fiscal year 2001 by a vote of 61,168,070 affirmative, to 484,455 negative and 306,767 abstention votes.

(d) Ashland's shareholders at said meeting approved the Amended and Restated Ashland Inc. Incentive Plan by a vote of 49,724,967 affirmative, to 11,530,314 negative and 704,011 abstention votes.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

     10.1   Amended and Restated Ashland Inc. Incentive Plan.

     10.2 Tenth Amended and Restated Ashland Inc. Supplemental Early Retirement Plan for Certain Employees.

     12 Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

(b)      Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter ended December 31, 2000.

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

                                           Ashland Inc.
                                   ------------------------------
                                          (Registrant)




Date:  February 13, 2001           /s/ Kenneth L. Aulen
                                   -------------------------------
                                   Kenneth L. Aulen
                                   Administrative Vice President and Controller
                                   (Chief Accounting Officer)



Date:  February 13, 2001           /s/ David L. Hausrath
                                   --------------------------------
                                   David L. Hausrath
                                   Vice President and General Counsel

                               EXHIBIT INDEX



Exhibit
   No.                              Description
------        ---------------------------------------------------------


10.1           Amended and Restated Ashland Inc. Incentive Plan

10.2 Tenth Amended and Restated Ashland Inc. Supplemental Early Retirement Plan for Certain Employees

12 Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.