Form 10-K/A
period 1999-09-30
ASHLAND INC
filed 2001-03-30
CIK 7694

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
     Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     At October 31, 2000, based on the New York Stock Exchange closing price, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $2,268,150,178. In determining this amount, the Registrant has assumed that its directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose.
     At October 31, 2000, there were 69,669,072 shares of Registrant's common stock outstanding.

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

===============================================================================

                              EXPLANATORY NOTE



         This amendment to the Annual Report on Form 10-K for the fiscal year ended September 30, 2000 of Ashland Inc. ("Ashland") is being filed to include the audited financial statements of Marathon Ashland Petroleum LLC ("MAP") for the fiscal year ended December 31, 2000 and the audited financial statements of Arch Coal, Inc. ("Arch") for the fiscal year ended December 31, 2000 as required by Rule 3-09 of Regulation S-X. Ashland has a 38% equity interest in MAP and held a 58% equity interest in Arch prior to the spinoff by Ashland of most of its Arch Common Stock to Ashland's shareholders in March 2000 and the subsequent sale of Ashland's remaining shares of Arch Common Stock in February 2001. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the text of the amended item is set forth in its entirety in the pages attached hereto.

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
         10.10 -  Ashland Inc. Directors' Charitable Award.
         10.11 -  Ashland Inc. 1993 Stock Incentive Plan.
         10.12 -  Ashland Inc. 1995 Performance Unit Plan.
         10.13 -  Ashland  Inc.  Incentive  Compensation  Plan  for  Key
                  Executives (filed as Exhibit 10.13 to Ashland's Form 10-K
                  for  the  fiscal  year  ended   September  30,  1999  and
                  incorporated herein by reference).
         10.14 -  Ashland Inc. Deferred Compensation Plan.
         10.15 -  Ashland Inc. 1997 Stock Incentive Plan.
         10.16 -  Ashland Inc.  Incentive  Plan (filed as Exhibit 10.1 to
                  Ashland's  Form 10-Q for the quarter  ended  December 31,
                  1999 and incorporated herein by reference).
         10.17 -  Amended  and  Restated   Limited   Liability   Company
                  Agreement of Marathon  Ashland  Petroleum LLC dated as of
                  December  31, 1998 (filed as Exhibit  10.17 to  Ashland's
                  Form 10-K for the fiscal  year ended  September  30, 1999
                  and incorporated herein by reference).
         10.18 -  Put/Call,  Registration Rights and Standstill Agreement
                  as amended  to  December  31,  1998  among  Marathon  Oil
                  Company,  USX  Corporation,  Ashland  Inc.  and  Marathon
                  Ashland  Petroleum  (filed as Exhibit  10.18 to Ashland's
                  Form 10-K for the fiscal  year ended  September  30, 1999
                  and incorporated herein by reference).
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
         23.2* -  Consent of PricewaterhouseCoopers LLP.
         23.3* -  Consent of Ernst & Young LLP.
         24    -  Power of Attorney,  including  resolutions of the Board of Directors.
         27    -  Financial  Data  Schedule  for the  fiscal  year ended
                  September 30, 2000.

*Filed herewith.


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



                                             ASHLAND INC.
                                        --------------------------
                                             (Registrant)




Date:    March 30, 2001                   /s/ David L. Hausrath
                                        ------------------------------------
                                        Name:  David L. Hausrath
                                        Title: Vice President and
                                                 General Counsel

              MARATHON ASHLAND PETROLEUM LLC AND SUBSIDIARIES



                 AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             December 31, 2000




                                  CONTENTS

                                                                       Page

REPORT OF INDEPENDENT ACCOUNTANTS:                                       1

CONSOLIDATED FINANCIAL STATEMENTS:

     CONSOLIDATED STATEMENT OF OPERATIONS ----------------------------   2
     CONSOLIDATED BALANCE SHEET --------------------------------------   3
     CONSOLIDATED STATEMENT OF CASH FLOWS ----------------------------   4
     CONSOLIDATED STATEMENT OF MEMBERS' CAPITAL ----------------------   5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:

     NOTE A     -  BUSINESS DESCRIPTION AND BASIS OF PRESENTATION ----   6
     NOTE B     -  SUMMARY OF PRINCIPAL ACCOUNTING POLICIES ----------   6
     NOTE C     -  NEW ACCOUNTING STANDARDS --------------------------   8
     NOTE D     -  RELATED PARTY TRANSACTIONS ------------------------   9
     NOTE E     -  OTHER ITEMS ---------------------------------------  10
     NOTE F     -  PENSIONS AND OTHER POSTRETIREMENT BENEFITS --------  10
     NOTE G     -  INCOME TAXES --------------------------------------  12
     NOTE H     -  INVENTORIES ---------------------------------------  13
     NOTE I     -  INVESTMENTS AND LONG-TERM RECEIVABLES -------------  13
     NOTE J     -  PROPERTY, PLANT AND EQUIPMENT ---------------------  14
     NOTE K     -  SHORT-TERM DEBT -----------------------------------  14
     NOTE L     -  LONG-TERM DEBT ------------------------------------  14
     NOTE M     -  SUPPLEMENTAL CASH FLOW INFORMATION ----------------  15
     NOTE N     -  LEASES --------------------------------------------  15
     NOTE O     -  DERIVATIVE INSTRUMENTS ----------------------------  16
     NOTE P     -  FAIR VALUE OF FINANCIAL INSTRUMENTS ---------------  17
     NOTE Q     -  CONTINGENCIES AND COMMITMENTS ---------------------  17

                                               PricewaterhouseCoopers LLP
                                               600 Grant Street, Suite 5200
                                               Pittsburgh, PA  15219
                                               (412) 355-6000








                     Report of Independent Accountants



February 7, 2001

To the Board of Managers of
Marathon Ashland Petroleum LLC:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows and members' capital present fairly, in all material respects, the financial position of Marathon Ashland Petroleum LLC and its subsidiaries (MAP) at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of MAP's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania  15219

CONSOLIDATED STATEMENT OF OPERATIONS (Dollars in Millions)

MARATHON ASHLAND PETROLEUM LLC AND SUBSIDIARIES

                                                                                         Year Ended December 31
                                                                          -----------------------------------------------------
                                                                               2000               1999                1998
                                                                          -------------       -------------       -------------
Revenues and other income:
       Revenues - Note E                                                  $     28,775        $     20,008        $     19,027
       Dividend and investee income                                                 24                  18                  13
       Net gains (losses) on disposal of assets                                     28                  (3)                  6
       Other income                                                                 28                  24                  20
                                                                          -------------       -------------       -------------

              Total revenues and other income                                   28,855              20,047              19,066
                                                                          -------------       -------------       -------------

Costs and expenses:
       Cost of revenues (excludes items shown below)                            22,366              14,675              13,568
       Selling, general and administrative expenses                                394                 369                 387
       Depreciation and amortization                                               316                 283                 275
       Taxes other than income taxes - Note E                                    4,474               4,098               3,929
       Inventory market valuation charges (credits) - Note H                        --                (552)                269
                                                                          -------------       -------------       -------------

              Total costs and expenses                                          27,550              18,873              18,428
                                                                          ------------        -------------       -------------

Income from operations:                                                          1,305               1,174                 638
Net interest and other financial income - Note E                                    12                   5                  17
                                                                          -------------       -------------       -------------

Income before income taxes:                                                      1,317               1,179                 655
Provision for income taxes - Note G                                                  7                   2                   1
                                                                          -------------       -------------       -------------

Net income                                                                $      1,310        $      1,177        $        654
                                                                          =============       =============       =============

               The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEET (Dollars in Millions)

MARATHON ASHLAND PETROLEUM LLC AND SUBSIDIARIES

                                                                                                         December 31
                                                                                              ---------------------------------
                                                                                                  2000                1999
                                                                                              -------------       -------------
Assets:
       Current assets:
              Cash and cash equivalents                                                       $         58        $         38
              Receivables, less allowance for doubtful accounts of $3
                    and $3                                                                           1,415               1,132
              Inventories - Note H                                                                   1,824               1,820
              Related party receivables - Note D                                                        43                  39
              Other current assets                                                                      44                  20
                                                                                              -------------       -------------
                           Total current assets                                                      3,384               3,049

       Investments and long-term receivables - Note I                                                  113                 108
       Property, plant and equipment - net - Note J                                                  4,022               3,711
       Other noncurrent assets                                                                          72                  89
                                                                                              -------------       -------------

                           Total assets                                                       $      7,591        $      6,957
                                                                                              =============       =============

Liabilities:
       Current liabilities:
              Accounts payable                                                                $      2,180        $      1,890
              Accounts payable to related parties - Note D                                              66                  33
              Payroll and benefits payable                                                             159                  79
              Accrued taxes                                                                             38                  33
              Long-term debt due within one year - Note L                                               --                   7
                                                                                              -------------       -------------
                           Total current liabilities                                                 2,443               2,042

       Long-term debt - Note L                                                                           8                  15
       Deferred income taxes - Note G                                                                    4                   3
       Employee benefits - Note F                                                                      288                 258
       Deferred credits and other liabilities                                                            7                  26
                                                                                              -------------       -------------

                           Total liabilities                                                         2,750               2,344
                                                                                              -------------       -------------

Members' Capital (details on page 5)
       Members' contributed capital                                                                  4,244               4,218
       Retained earnings                                                                               601                 395
       Accumulated other comprehensive income (losses)                                                  (4)                 --
                                                                                              -------------       -------------
                           Total members' capital                                                    4,841               4,613
                                                                                              -------------       -------------

                           Total liabilities and members' capital                             $      7,591        $      6,957
                                                                                              =============       =============

                        The  accompanying  notes  are an  integral  part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Dollars in Millions)

MARATHON ASHLAND PETROLEUM LLC AND SUBSIDIARIES

                                                                                         Year Ended December 31
                                                                          -----------------------------------------------------
                                                                               2000               1999                1998
                                                                          -------------       -------------       -------------
Increase (decrease) in cash and cash equivalents

Operating activities:
Net income                                                                $      1,310        $      1,177        $        654
Adjustments to reconcile to net cash provided from
       operating activities:
       Depreciation and amortization                                               316                 283                 275
       Inventory market valuation charges (credits)                                 --                (552)                269
       Pensions and other postretirement benefits                                   30                  44                  22
       Deferred income taxes                                                        --                  (1)                 (2)
       Net (gains) losses on disposal of assets                                    (28)                  3                  (6)
       Changes in:
              Current receivables                                                 (278)               (465)                194
              Inventories                                                           (5)                (41)                (19)
              Current accounts payable and accrued expenses                        378                 749                (126)
              Net receivables and payables with related parties                     31                  22                  28
       All other - net                                                             (38)                 38                 (69)
                                                                          -------------       -------------       -------------
              Net cash provided from operating activities                        1,716               1,257               1,220
                                                                          -------------       -------------       -------------

Investing activities:
Capital expenditures                                                              (637)               (597)               (400)
Disposal of assets                                                                  70                 162                  16
Loans for Section 1031 transactions  - principal loaned                            (46)                 --                  --
                                     - principal collected                          42                  --                  --
Property exchange trust    - deposits                                              (54)                 (4)                 --
                           - withdrawals                                            53                   2                  --
Investees -  investments                                                            (1)                 --                 (22)
          -  loans and advances                                                     (5)                 --                  --
          -  returns and repayments                                                 --                  --                   1
                                                                          -------------       -------------       -------------
       Net cash used in investing activities                                      (578)               (437)               (405)
                                                                          -------------       -------------       -------------

Financing activities:
Revolving credit facilities  - borrowings - Note D                                 931                 386                  --
                             - repayments - Note D                                (931)               (386)                 --
Debt   - additions                                                                  --                  --                   1
       - repayments                                                                (14)                 --                 (24)
Member distributions                                                            (1,104)             (1,054)               (555)
                                                                         --------------       -------------       -------------
       Net cash used in financing activities                                    (1,118)             (1,054)               (578)
                                                                         --------------       -------------       -------------

Net increase (decrease) in cash and cash equivalents                                20                (234)                237

Cash and cash equivalents at beginning of year                                      38                 272                  35
                                                                          -------------       -------------       -------------

Cash and cash equivalents at end of year                                  $         58        $         38        $         272
                                                                          =============       =============       =============


See Note M for supplemental cash flow information.






                        The  accompanying  notes  are an  integral  part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF MEMBERS' CAPITAL (Dollars in Millions)

MARATHON ASHLAND PETROLEUM LLC AND SUBSIDIARIES


                                                      Members' Capital                          Comprehensive Income
                                                         Year Ended                                  Year Ended
                                                         December 31                                 December 31
                                            ----------------------------------------   ----------------------------------------
                                                2000          1999          1998           2000          1999          1998
                                            -----------    -----------   -----------   -----------   -----------    -----------
Members' contributed capital:
     Balance at beginning of year           $    4,218     $    4,188    $    4,361
     Member contributions                           26             30            --
     Distribution to members                        --             --          (173)
                                            -----------    -----------   -----------
     Balance at end of year                      4,244          4,218         4,188
                                            -----------    -----------   -----------

Retained earnings:
     Balance at beginning of year                  395             --            --
     Net income                                  1,310          1,177           654    $     1,310   $     1,177    $      654
     Distributions to members                   (1,104)          (782)         (654)
                                            ------------   -----------   -----------
     Balance at end of year                        601            395            --
                                            -----------    -----------   -----------

Accumulated other comprehensive
income (loss):
     Minimum pension liability adjustments:
         Balance at beginning of year               --             (5)           (4)
         Changes during the year                    (4)             5            (1)            (4)           5             (1)
                                            -----------    -----------   -----------   -----------   -----------    -----------
         Balance at end of year                     (4)            --            (5)
                                            -----------    -----------   -----------

         Total comprehensive income                                                    $     1,306   $     1,182    $      653
                                                                                       ============  ============   ===========

Total members' capital                      $    4,841     $    4,613    $    4,183
                                            ===========    ===========   ===========




                        The  accompanying  notes  are an  integral  part of these consolidated financial statements.

                                       5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARATHON ASHLAND PETROLEUM LLC AND SUBSIDIARIES


NOTE A - BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

On December 12, 1997, Marathon Oil Company (Marathon), a wholly owned subsidiary of USX Corporation (USX), entered into an Asset Transfer and Contribution Agreement with Ashland Inc. (Ashland) providing for the formation of Marathon Ashland Petroleum LLC (MAP). Effective January 1, 1998, Marathon contributed substantially all of its refining, marketing and transportation (RM&T) operations to MAP. Also, on January 1, 1998, Marathon acquired certain RM&T net assets from Ashland in exchange for a 38% interest in MAP. The purchase price was determined to be $1.9 billion, based upon an external valuation. The acquisition of Ashland's net assets was accounted for under the purchase method of accounting.

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

During 2000, MAP sold 159 Speedway SuperAmerica non-core stores for $48 million. MAP recorded a pretax gain of $19 million related to these sales.

In 2000 and 1999, MAP recorded capital contributions from Marathon of $2 million and $2 million, respectively, and from Ashland of $24 million and $28 million, respectively, for environmental improvements. The LLC Agreement stipulates that ownership interest in MAP will not be adjusted as a result of such contributions.

In 1999, MAP sold Scurlock Permian LLC, its crude oil gathering business, to Plains Marketing, L.P. for $137 million. In 1999, MAP recorded a pretax loss of $16 million related to the sale.

In 1999, MAP finalized the transaction with Ultramar Diamond Shamrock ("UDS") to purchase 178 UDS owned and operated convenience stores and 5 product terminals. In addition, MAP was assigned supply contracts with UDS branded jobbers who supplied 242 branded jobber stations in Michigan. This transaction was accounted for under the purchase method of accounting.


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

Dividend and investee income includes MAP's proportionate share of income from equity method investments and dividend income from other investments. Dividend income is recognized when dividend payments are received.

Use of estimates - Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year. Significant items subject to such estimates and assumptions include the carrying value of long-lived assets; valuation allowances for receivables and inventories; environmental liabilities; liabilities for potential tax deficiencies and potential litigation claims and settlements; and assets and obligations related to employee benefits.

Additionally, certain estimated liabilities are recorded when management commits to a plan to close an operating facility or to exit a business activity. Actual results could differ from the estimates and assumptions used.

Revenue recognition - Revenues are recognized generally when products are shipped or services are provided to customers, the sales price is fixed and determinable, and collectibility is reasonably assured. Costs associated with revenues, including shipping and other transportation costs, are recorded in cost of revenues. Matching buy/sell transactions settled in cash are recorded in both revenues and cost of revenues as separate sales and purchase transactions, with no net effect on income.

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

     Commodity-Based Hedging Transactions - For transactions that qualify for hedge accounting, the resulting gains or losses are deferred and subsequently recognized in income from operations, as a component of revenues or cost of revenues, in the same period as the underlying physical transaction. To qualify for hedge accounting, derivative positions cannot remain open if the underlying physical market risk has been removed. If such derivative positions remain in place, they would be marked-to-market and accounted for as trading and other activities. Recorded deferred gains or losses are reflected within other current and noncurrent assets or accounts payable and deferred credits and other liabilities, as appropriate.

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

Major maintenance activities - MAP incurs planned maintenance costs primarily for refinery turnarounds. Such costs are expensed in the same annual period as incurred; however, estimated annual turnaround costs are recognized in income throughout the year on a pro rata basis.

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

Reclassifications - Certain reclassifications of prior years' data have been made to conform to 2000 classifications. These changes had no impact on previously reported results of operations or members' capital.


NOTE C - NEW ACCOUNTING STANDARDS

In the fourth quarter of 2000, MAP adopted the following accounting pronouncements primarily related to the classification of items in the statement of operations. The adoption of these new pronouncements had no net effect on the financial position or results of operations of MAP, although they required reclassifications of certain amounts in the statement of operations including all prior periods presented.

o In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," which summarizes the SEC staff's interpretations of generally accepted accounting principles related to revenue recognition and classification.

o In 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF) issued EITF Consensus No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," which addresses whether certain cost items should be reported as a reduction of revenue or as a component of cost of revenues, and EITF Consensus No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which addresses the classification of costs incurred for shipping goods to customers.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which later was amended by SFAS Nos. 137 and 138. This Standard requires recognition of all derivatives as either assets or liabilities at fair value. Changes in fair value will be reflected in either current period net income or other comprehensive income, depending on the designation of the derivative instrument. MAP may elect not to designate a derivative instrument as a hedge even if the strategy would be expected to qualify for hedge accounting treatment. The adoption of SFAS No. 133 will change the timing of recognition for derivative gains and losses as compared to previous accounting standards.

MAP will adopt the Standard effective January 1, 2001. The transition adjustment resulting from the adoption of SFAS No. 133 will be reported as a cumulative effect of a change in accounting principle. The unfavorable cumulative effect on net income, net of tax, is expected to approximate $20 million. The favorable cumulative effect on other comprehensive income, net of tax, will approximate $6 million. The amounts reported as other comprehensive income will be reflected in income from operations when the anticipated physical transactions are consummated. It is not possible to estimate the effect that this Standard will have on future results of operations, although it is likely that the effects of some derivative transactions will be recognized in different periods than would have been the case under previous accounting standards.

NOTE D - RELATED PARTY TRANSACTIONS

MAP sales in 2000, 1999 and 1998 to Ashland and its affiliates were $285 million, $198 million and $190 million, respectively; and sales to USX and its affiliates were $145 million, $50 million and $10 million, respectively. MAP purchases in 2000, 1999 and 1998 from Ashland and its affiliates totaled $19 million, $9 million and $20 million, respectively; and purchases from USX and its affiliates totaled $540 million, $297 million and $284 million, respectively. Such transactions were in the ordinary course of business and included the purchase, sale and transportation of crude oil and petroleum products. These transactions were conducted under terms comparable to those with unrelated parties.

During the years ended December 31, 2000, 1999 and 1998, Ashland and its affiliates, and USX and its affiliates provided certain information technology and administrative services and facilities to MAP. Billings to MAP for these services and facilities for the years ended December 31, 2000, 1999 and 1998 from Ashland and its affiliates totaled $7 million, $13 million and $27 million, respectively. Billings to MAP for these services and facilities for the years ended December 31, 2000, 1999 and 1998 from USX and its affiliates totaled $48 million, $47 million and $83 million, respectively.

As of December 31, 2000 and 1999, related party receivables included $35 million and $26 million, respectively, of accounts receivable due from Ashland and its affiliates; and accounts payable to related parties included $2 million and $2 million, respectively, due to Ashland and its affiliates. As of December 31, 2000 and 1999, related party receivables included $8 million and $13 million, respectively, of accounts receivable due from USX and its affiliates; and accounts payable to related parties included $64 million and $31 million, respectively, due to USX and its affiliates.

In connection with the formation of MAP, certain Marathon debt was assigned to MAP. Marathon agreed to reimburse MAP for this debt and related interest expense. During 2000, 1999 and 1998, Marathon reimbursed MAP $6 million, $0 million and $24 million, respectively, for debt repayments. Related party receivables at December 31, 1999, included $6 million due from Marathon for future debt payment reimbursements. For details relating to debt repayments, see Note L.

A revolving credit agreement was entered into as of January 1, 1998, among Ashland and Marathon (collectively the Lenders) and MAP (Borrower). This agreement provides that the Lenders may loan to the Borrower up to $500 million at defined short-term market rates. At December 31, 2000 and 1999, there were no borrowings against this facility. During 2000 and 1999, MAP borrowed and repaid $931 million and $386 million, respectively, under this revolving credit facility. The weighted average borrowings outstanding under this revolving credit facility during the years 2000 and 1999 were $14 million and $4 million, respectively. During the year ended December 31, 2000, interest expense paid on these borrowings was $1 million to Marathon.

On November 16, 1998, MAP entered into agreements with USX and Ashland, which allow MAP to invest its surplus cash balances on a daily basis at competitive interest rates with USX and Ashland in proportion up to their ownership interests in MAP. These agreements, as previously extended, expired on March 15, 2000 and have been subsequently amended and extended with an expiration date of March 15, 2001. At December 31, 2000 and 1999, there was no cash invested under these agreements. During the years ended December 31, 2000, 1999 and 1998, interest income earned from these investments was $6 million, $4 million and $1 million, respectively, from Ashland and $7 million, $5 million and $0 million, respectively, from USX.

NOTE E - OTHER ITEMS

                                                                                               Year Ended December 31
                                                                                      ------------------------------------------
                                                                                                     (Millions)
                                                                                          2000           1999           1998
                                                                                      -----------    -----------     -----------

Net interest and other financial income

       Interest and other financial income:
       Interest income - third parties                                                $        9     $        3      $       22
       Interest income - related parties                                                      13              9               1
                                                                                      -----------    -----------     -----------
              Total                                                                           22             12              23
                                                                                      -----------    -----------     -----------

       Interest and other financial costs:
       Interest incurred                                                                       3              2               1
       Other                                                                                   7              5               5
                                                                                      -----------    -----------     -----------
              Total                                                                           10              7               6
                                                                                      -----------    -----------     -----------

       Net interest and other financial income                                        $       12     $        5      $       17
                                                                                      ===========    ===========     ===========





Consumer excise tax - Included in revenues and costs and expenses for 2000, 1999 and 1998 were $4,344 million, $3,973 million and $3,824 million, respectively, representing consumer excise taxes on petroleum products and merchandise.


NOTE F - PENSIONS AND OTHER POSTRETIREMENT BENEFITS

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

MAP also has defined benefit retiree health and life insurance plans (other benefits) covering most employees upon their retirement. Health benefits are provided, for the most part, through comprehensive hospital, surgical and major medical benefit provisions subject to various cost sharing features. Life insurance benefits are provided to certain nonunion and union represented retiree beneficiaries primarily based on employees' annual base salary at retirement. Other benefits have not been prefunded.

                                                                      Pension Benefits                        Other Benefits
                                                                  ----------------------                   ---------------------
                                                                                             (Millions)
                                                                     2000        1999                        2000        1999
                                                                  ---------   ---------                    ---------   ---------
Change in projected benefit obligation:
Benefit obligation at January 1                                   $    482    $    525                     $    152    $    242
Service cost                                                            36          41                            8          10
Interest cost                                                           38          33                           12          13
Plan amendments                                                          4          19                            1         (44)
Actuarial (gains) losses                                                64        (110)                          14         (71)
Acquisition and merger                                                  --          14                           --           4
Benefits paid                                                          (56)        (38)                          (3)         (1)
Settlement, curtailment and termination benefits                        --          (2)                          --          (1)
                                                                  ---------   ---------                    ---------   ---------
Benefit obligations at December 31                                $    568    $    482                     $    184    $    152
                                                                  =========   =========                    =========   =========


                                                                      Pension Benefits                        Other Benefits
                                                                  ----------------------                   ---------------------
                                                                                             (Millions)
                                                                     2000        1999                        2000        1999
                                                                  ---------   ---------                    ---------   ---------


Change in plan assets:
Fair value of plan assets at January 1                            $    560    $    528
Actual return on plan assets                                            (4)         55
Acquisition and merger                                                  --          13
Employer contributions                                                   1           2
Benefits paid                                                          (55)        (38)
                                                                  ---------   ---------
Fair value of plan assets at December 31                          $    502    $    560
                                                                  =========   =========

Funded status of plans at December 31: (a)                        $    (66)   $     78                     $   (184)   $   (152)
Unrecognized net gain from transition                                   (9)        (10)                          --          --
Unrecognized prior service costs (credits)                              25          24                          (54)        (64)
Unrecognized actuarial (gains) losses                                   (5)       (127)                          17           4
Additional minimum liability (b)                                        (6)         (1)                          --          --
                                                                  ---------   ---------                    ---------   ---------
Accrued benefit cost                                              $    (61)   $    (36)                    $   (221)   $   (212)
                                                                  =========   =========                    =========   =========

(a)    Includes   several  small  plans  that  have   accumulated   benefit
       obligations and no plan assets:
          Accumulated benefit obligation                          $    (12)   $     (6)
          Projected benefit obligation                                 (17)        (14)
(b)    Additional minimum liability recorded
       was offset by the following:
          Intangible asset                                        $      2    $      1
                                                                  ---------   ---------
          Accumulated other comprehensive income (loss):
             Beginning of year                                    $     --    $     (5)
             Change during year                                         (4)          5
                                                                  ---------   ---------
                Balance at end of year                            $     (4)   $     --
                                                                  =========   =========


                                                                 Pension Benefits                       Other Benefits
                                                      ----------------------------------       ---------------------------------
                                                                                       (Millions)
                                                         2000        1999        1998            2000        1999        1998
                                                      ---------   ---------   ---------        ---------   ---------   ---------
Components of net periodic benefit cost:
Service cost                                          $     36    $     41    $     26         $      8    $     10    $      7
Interest cost                                               38          33          20               12          13          10
Expected return on plan assets                             (51)        (46)        (32)              --          --          --
Amortization of prior service costs                          2           1          --               (8)         (6)         --
Amortization of actuarial losses                            (4)          1          --               --           3          --
Amortization of transition gain                             (2)         (2)         --               --          --          --
Other plans                                                  1           2           2               --          --          --
Settlement, curtailment and termination benefits             3           2          --               --          (1)         --
                                                      ---------   ---------   ---------        ---------   ---------   ---------
Net periodic benefit cost                             $     23    $     32    $     16         $     12    $     19    $     17
                                                      =========   =========   =========        =========   =========   =========



                                                                     Pension Benefits                          Other Benefits
                                                                  ---------------------                    ---------------------
Actuarial assumptions at December 31:                                2000        1999                        2000        1999
                                                                  ---------   ---------                    ---------   ---------

Discount rate                                                          7.5%        8.0%                         7.5%        8.0%
Expected annual return on plan assets                                  9.5%        9.5%                         N/A         N/A
Increase in compensation rate                                          5.0%        5.0%                         5.0%        5.0%

For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease gradually to 5% for 2007 and remain at that level thereafter.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                       1-Percentage                            1-Percentage
                                                                      Point Increase                          Point Decrease
                                                                  ----------------------                  ----------------------
                                                                                            (Millions)
Effect on total of service and interest
   cost components                                                     $          4                           $         (3)
Effect on postretirement benefit obligation                                      28                                    (23)


NOTE G - INCOME TAXES

The taxable income or loss resulting from operations of MAP, except for several small subsidiary corporations, is ultimately included in the federal income tax returns of USX and Ashland. MAP is, however, subject to taxation in certain state, local and foreign jurisdictions.

Provisions (credits) for income taxes:

                                                                     Year Ended December 31
                               -------------------------------------------------------------------------------------------------
                                                                           (Millions)
                                             2000                             1999                            1998
                               ----------------------------     -------------------------------  -------------------------------
                               Current    Deferred   Total      Current    Deferred   Total      Current    Deferred   Total
                               --------   --------   --------   --------   --------   ---------  --------   --------   ---------
Federal                        $     --   $     --   $     --   $     --   $     (1)  $     (1)  $     --   $     --   $     --
State and local                       5         --          5          1         --          1          3         (2)         1
Foreign                               2         --          2          2         --          2         --         --         --
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Total                          $      7   $     --   $      7   $      3   $     (1)  $      2   $      3   $     (2)  $      1
                               =========   ========  =========  =========  =========  =========  =========  =========  =========


Deferred tax liabilities at December 31, 2000 and 1999 of $4 million and $5 million, respectively, principally arise from differences between the book and tax basis of inventories and property, plant and equipment. Pretax income in 2000, 1999 and 1998 included $0 million, $3 million and $1 million, respectively, attributable to foreign sources.

NOTE H - INVENTORIES

Inventories consist of the following:

                                                         December 31
                                                  ---------------------------
                                                          (Millions)
                                                     2000           1999
                                                  -----------     -----------

Crude oil and natural gas liquids                 $      674     $       688
Refined products and merchandise                       1,074           1,051
Supplies and sundry items                                 76              81
                                                  -----------    ------------
              Total (at cost)                          1,824           1,820
Less inventory market valuation reserve                   --              --
                                                  -----------    ------------
              Net inventory carrying value        $    1,824     $     1,820
                                                  ===========    ============


Inventories of crude oil and refined products are valued by the LIFO method. The LIFO method accounted for 95% and 93% of total inventory at December 31, 2000 and 1999, respectively. Current acquisition costs were estimated to exceed the above inventory values at December 31 by approximately $476 million and $194 million in 2000 and 1999, respectively. Cost of revenues was reduced and income from operations was increased by $14 million in 2000 as a result of liquidations of LIFO inventories.

The inventory market valuation reserve reflects the extent that the recorded LIFO cost basis of crude oil and refined products inventories exceeds net realizable value. The reserve is decreased to reflect increases in market prices and inventory turnover and increased to reflect decreases in market prices. Changes in the inventory market valuation reserve result in noncash charges or credits to costs and expenses. During 2000, there were no charges or credits to costs and expenses.


NOTE I - INVESTMENTS AND LONG-TERM RECEIVABLES
                                                  December 31
                                           ---------------------------
                                                  (Millions)
                                                2000           1999
                                           -----------     -----------

Equity method investments                  $      104      $      101
Receivables due after one year                      6               5
Property exchange trust                             3               2
                                           -----------     -----------

              Total                        $      113      $      108
                                           ===========     ===========

The following represents summarized financial information of investees accounted for by the equity method of accounting:

                                               Year Ended December 31
                                     ------------------------------------------
                                                   (Millions)
                                         2000           1999           1998
                                     -----------    -----------     -----------
Income data:
       Revenues                      $      239     $      207      $      171
       Operating income                      95             78              61
       Net income                            57             44              31

                                                   December 31
                                          ---------------------------
                                                   (Millions)
                                              2000           1999
                                          -----------     -----------
Balance sheet data:
       Current assets                     $       99      $       76
       Noncurrent assets                         605             614
       Current liabilities                        93              76
       Noncurrent liabilities                    418             441

Dividends and partnership distributions received from equity investees were $25 million, $18 million and $14 million in 2000, 1999 and 1998, respectively. MAP purchases from equity investees totaled $61 million, $50 million and $63 million in 2000, 1999 and 1998, respectively. MAP sales to equity investees were immaterial in each year.


NOTE J - PROPERTY, PLANT AND EQUIPMENT
                                                    December 31
                                             ---------------------------
                                                    (Millions)
                                                  2000           1999
                                             -----------     -----------

Refining                                     $    2,555      $    2,208
Marketing                                         2,270           2,184
Transportation                                    1,296           1,271
Other                                                20              11
                                             -----------     -----------
              Total                               6,141           5,674
Less accumulated depreciation and amortization    2,119           1,963
                                             -----------     -----------
              Net                            $    4,022      $    3,711
                                             ===========     ===========


Property, plant and equipment at December 31, 2000 and 1999, includes gross assets acquired under capital leases of $8 million and $20 million, respectively, with no related material amounts in accumulated depreciation and amortization.


NOTE K - SHORT-TERM DEBT

MAP has a $100 million short-term revolving credit facility with a group of banks that terminates in July 2001. Interest is based on defined short-term market rates. During the term of the agreement, MAP is required to pay a variable facility fee on total commitments, which at December 31, 2000 was 0.11%. At December 31, 2000, there were no borrowings against this facility.


NOTE L - LONG-TERM DEBT
                                                     December 31
                                             ---------------------------
                                                     (Millions)
                                                 2000           1999
                                             -----------     -----------

Capital lease obligations                    $        7      $       15
Variable rate Michigan Underground Storage
    Tank Interest Rate Subsidy Loan due
    2000 (a)                                         --               6
5% Promissory Note due 2009                           1               1
Revolving credit facilities (b) (c)                  --              --
                                             -----------     -----------
         Total (d)                                    8              22
   Less amount due within one year                   --               7
                                             -----------     -----------

         Long-term debt due after one year   $        8      $       15
                                             ===========     ===========



(a) This program was created in connection with the Michigan Underground Storage Tank Assurance Act to assist owners in the clean up of underground storage tank systems. MAP paid interest monthly, based on a monthly LIBOR rate plus 5/8%. An interest subsidy is received quarterly from the State of Michigan calculated at a rate of 6.1% per annum. The effective rate of this loan during 2000 and 1999, including the effect of the interest subsidy, was 5.7% and 3.3%, respectively. Marathon was obligated to reimburse MAP for all payments with respect to this debt and the debt was repaid during 2000.

(b) MAP has a $400 million revolving credit facility with a group of banks that terminates in July 2003. Interest is based on defined short-term market rates. During the term of the agreement, MAP is required to pay a variable facility fee on total commitments, which at December 31, 2000, was 0.125%. At December 31, 2000, the unused and available credit was $352 million, which reflects reductions for outstanding letters of credit. In the event that MAP defaults on indebtedness (as defined in the agreement) in excess of $100 million, USX has guaranteed the payment of any outstanding obligations.

(c) In 1998, MAP entered into a revolving credit agreement with Marathon and Ashland for $500 million that terminated on December 31, 1998, and which was renewed on an uncommitted basis for 1999. This agreement expired on December 31, 1999, but has been extended with an expiration date of March 15, 2001. Interest is based on defined short-term market rates. At December 31, 2000, the unused and available credit was $500 million.

(d) Required payment of long-term debt for the year 2005 is $1 million. No other significant payments of long-term debt are required in other years.



NOTE M - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                                 Year Ended December 31
                                                                                      ------------------------------------------
                                                                                                       (Millions)
                                                                                          2000           1999           1998
                                                                                      -----------    -----------     -----------
Cash provided from operating activities includes:
       Interest and other financial costs paid                                        $       (3)    $       (2)     $       (1)
       Income taxes paid                                                                      (5)            (5)             (3)
Non-cash investing and financing activities:
       Liabilities assumed in acquisitions                                                    --             16              --


NOTE N - LEASES

Future  minimum   commitments  for  capital  and  operating  leases  having
noncancelable lease terms in excess of one year are as follows:

                                                                       Capital          Operating
                                                                       Leases            Leases
                                                                     -----------      -----------
                                                                                (Millions)

2001                                                                 $        1       $       43
2002                                                                          1               34
2003                                                                          1               23
2004                                                                          1               17
2005                                                                          1                9
Later years                                                                   5               13
Sublease rentals                                                             --               (2)
                                                                     -----------      -----------

       Total minimum lease payments                                          10       $      137
                                                                                      ===========

Less imputed interest costs:                                                 (3)
                                                                     -----------
       Present value of minimum lease payments
       included in long-term debt                                    $        7
                                                                     ===========


Operating lease rental expense:
                                              Year Ended December 31
                                    ------------------------------------------
                                                    (Millions)
                                        2000           1999           1998
                                    -----------    -----------     -----------

Minimum rental                      $       73     $       66      $       74
Contingent rental                           10             11              11
Sublease rentals                            (6)            (6)             (1)
                                    -----------    -----------     -----------
         Net rental expense         $       77     $       71      $       84
                                    ===========    ===========     ===========

MAP leases a wide variety of facilities and equipment under operating leases, including land and building space, office equipment, production facilities and transportation equipment. Most long-term leases include renewal options and, in certain leases, purchase options.


NOTE O - DERIVATIVE INSTRUMENTS

MAP remains at risk for possible changes in the market value of derivative instruments; however, such risk should be mitigated by price changes in the underlying hedged item. MAP is also exposed to credit risk in the event of nonperformance by counterparties. The credit-worthiness of counterparties is subject to continuing review, including the use of master netting agreements to the extent practical, and full performance is anticipated.

The following table sets forth quantitative information by class of derivative instrument:


                                                                                         Recognized
                                                  Fair               Carrying              Trading       Recorded
                                                  Value                Amount              Gain or       Deferred       Aggregate
                                                 Assets                Assets            (Loss) for      Gain or        Contract
(Millions)                                    (Liabilities)(a)(b)  (Liabilities)           the Year       (Loss)         Values(c)
----------                                    -----------------    -------------         -----------     ----------     ---------
December 31, 2000:
   Exchange-traded commodity futures:
      Trading                                 $       --           $       --             $      (19)    $       --      $       --
      Other than trading                              --                   --                     --             27             678
   Exchange-traded commodity options:
      Trading                                         --                   --                     --             --              --
      Other than trading                             (6) (d)               (6)                    --             (1)            971
   OTC commodity swaps (e):
      Trading                                        --                    --                     --             --              --
      Other than trading                             --                    --                     --             --               4
   OTC commodity options:
      Trading                                        --                    --                     --             --              --
      Other than trading                            (20) (f)              (20)                    --            (20)             42
                                              -----------          -----------            -----------    -----------     -----------
             Total commodities                $     (26)           $      (26)            $      (19)    $        6      $    1,695
                                              ===========          ===========            ===========    ===========     ===========




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE O - DERIVATIVE INSTRUMENTS - Continued

December 31, 1999:
   Exchange-traded commodity futures:
      Trading                                 $       --           $       --             $        4     $       --      $        8
      Other than trading                              --                   --                     --             18             243
   Exchange-traded commodity options:
      Trading                                         --                   --                      4             --             179
      Other than trading                             (6) (d)               (6)                    --             (9)            793
   OTC commodity swaps (e):
      Trading                                         --                   --                     --             --              --
      Other than trading                             (3) (g)               (3)                    --             (3)             69
   OTC commodity options:
      Trading                                         --                   --                     --             --              --
      Other than trading                              --                   --                     --             --               7
                                                ---------          -----------            -----------    -----------     -----------
             Total commodities               $       (9)           $       (9)            $        8     $        6      $    1,299
                                              ===========          ===========            ===========    ===========     ===========


(a) The fair value amounts for OTC positions are based on various indices or dealer quotes. The exchange-traded futures contracts and certain option contracts do not have a corresponding fair value since changes in the market prices are settled on a daily basis.

(b) The aggregate average fair values of all trading activities for 2000 and 1999 were $(5) million and $3 million, respectively.

(c) Contract or notional amounts do not quantify risk exposure, but are used in the calculation of cash settlements under the contracts. The contract or notional amounts do not reflect the extent to which positions may offset one another.

(d) Includes fair values as of December 31, 2000 and 1999, for assets of $10 million and $7 million and for liabilities of $(16) million and $(13) million, respectively.

(e) The OTC swap arrangements vary in duration with certain contracts extending into mid-2001.

(f) Includes fair value as of December 31, 2000, for assets of $1 million and for liabilities of $(21) million.

(g) Includes fair values as of December 31, 1999, for assets of $0 million and for liabilities of $(3) million.



NOTE P - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of most financial instruments are based on historical costs. The carrying values of cash and cash equivalents, receivables, payables, long-term receivables and long-term debt approximate their fair value.

MAP's unrecognized financial instruments consist of financial guarantees and commitments to extend credit. It is not practicable to estimate the fair value of these forms of financial instrument obligations because there are no quoted market prices for transactions which are similar in nature. For details relating to financial guarantees, see Note Q.


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

Environmental matters - MAP is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Marathon and Ashland have retained the liabilities, subject to certain thresholds, for costs associated with remediating properties conveyed to MAP for conditions existing prior to January 1, 1998. The costs associated with these thresholds are not expected to be material to the MAP financial statements. At December 31, 2000 and 1999, MAP's accrued liabilities for remediation totaled $10 million and $6 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean up efforts related to underground storage tanks at retail marketing outlets, were $4 million and $3 million at December 31, 2000 and 1999, respectively.

MAP has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In 2000, 1999 and 1998, such capital expenditures for environmental controls totaled $47 million, $24 million and $42 million, respectively. MAP anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

Guarantees - At December 31, 2000 and 1999, MAP's pro rata share of obligations of LOCAP INC. and Southcap Pipe Line Company secured by throughput and deficiency agreements totaled $14 million and $19 million, respectively. Under the agreements, MAP is required to advance funds if the investees are unable to service debt. Any such advances are treated as prepayments of future transportation charges.

Commitments - At December 31, 2000 and 1999, MAP's contract commitments for capital expenditures for property, plant and equipment totaled $89 million and $14 million, respectively.

                   ARCH COAL, INC. AND SUBSIDIARIES

                 AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  CONTENTS

                                                                       Page*

[S]                                                                      [C]
REPORT OF INDEPENDENT AUDITORS:                                          1
CONSOLIDATED FINANCIAL STATEMENTS:

     CONSOLIDATED STATEMENTS OF OPERATIONS ---------------------------- 2 CONSOLIDATED BALANCE SHEETS -------------------------------------- 3
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY------------------- 4 CONSOLIDATED STATEMENTS OF CASH FLOWS ---------------------------- 5 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ----------------------- 6

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

     SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS ----------------- 30


ALL OTHER SCHEDULES FOR WHICH PROVISION IS MADE IN THE APPLICABLE ACCOUNTING REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION ARE NOT REQUIRED UNDER THE RELATED INSTRUCTIONS OR ARE INAPPLICABLE AND,THEREFORE, HAVE BEEN OMITTED.

REPORT OF INDEPENDENT AUDITORS


TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
ARCH COAL, INC.

We have audited the accompanying consolidated balance sheets of Arch Coal, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arch Coal, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 3 to the financial statements, in 1999, the Company changed its method of accounting for depreciation of its preparation plants and loadouts.


/s/ Ernst & Young LLP
St. Louis, Missouri
January 24, 2001

     CONSOLIDATED STATEMENTS OF OPERATIONS

     Year ended December 31
     (in thousands of dollars except per share data)                                             2000         1999         1998
     =============================================================================================================================
     REVENUES
       Coal sales                                                                            $ 1,342,171  $ 1,509,596  $ 1,428,171
       Income from equity investment                                                              12,837       11,129        6,786
       Other revenues                                                                             49,613       46,657       70,678
     -----------------------------------------------------------------------------------------------------------------------------
                                                                                               1,404,621    1,567,382    1,505,635
     -----------------------------------------------------------------------------------------------------------------------------
     COSTS AND EXPENSES
       Cost of coal sales                                                                      1,237,378    1,426,105    1,313,400
       Selling, general and administrative expenses                                               38,887       46,357       44,767
       Amortization of coal supply agreements                                                     39,803       36,532       34,551
       Write-down of impaired assets                                                                   -      364,579            -
       Other expenses                                                                             14,569       20,835       25,070
     -----------------------------------------------------------------------------------------------------------------------------
                                                                                               1,330,637    1,894,408    1,417,788
     -----------------------------------------------------------------------------------------------------------------------------
         Income (loss) from operations                                                            73,984     (327,026)      87,847
     -----------------------------------------------------------------------------------------------------------------------------

       Interest expense, net:
         Interest expense                                                                        (92,132)     (90,058)     (62,202)
         Interest income                                                                           1,412        1,291          756
     -----------------------------------------------------------------------------------------------------------------------------
                                                                                                 (90,720)     (88,767)     (61,446)
     -----------------------------------------------------------------------------------------------------------------------------
         Income (loss) before income taxes, extraordinary loss and
           cumulative effect of accounting change                                                (16,736)    (415,793)      26,401
      Benefit from income taxes                                                                   (4,000)     (65,700)      (5,100)
     -----------------------------------------------------------------------------------------------------------------------------

         Income (loss) before extraordinary loss and cumulative effect of accounting change      (12,736)    (350,093)      31,501
      Extraordinary loss from the extinguishment of debt, net of taxes                                 -            -       (1,488)
      Cumulative effect of accounting change, net of taxes                                             -        3,813            -
     -----------------------------------------------------------------------------------------------------------------------------
     NET INCOME (LOSS)                                                                       $   (12,736) $  (346,280) $    30,013
     =============================================================================================================================

     Basic and diluted earnings (loss) per common share:
     Income (loss) before extraordinary item and cumulative effect of accounting change      $      (.33) $     (9.12) $       .79
       Extraordinary loss from the extinguishment of debt, net of taxes                                -            -         (.03)
       Cumulative effect of accounting change, net of taxes                                            -          .10            -
     -----------------------------------------------------------------------------------------------------------------------------
     Basic and diluted earnings (loss) per common share                                      $      (.33) $     (9.02) $       .76
     =============================================================================================================================

              The accompanying notes are an integral part of the
                      consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

December 31
(in thousands of dollars except share and per share data)         2000           1999
=========================================================================================
ASSETS
Current assets
   Cash and cash equivalents                                   $      6,028   $     3,283
   Trade accounts receivable                                        141,727       162,802
   Other receivables                                                 38,540        25,659
   Inventories                                                       47,930        62,382
   Prepaid royalties                                                  2,262         1,310
   Deferred income taxes                                             27,440        21,600
   Other                                                             13,963         8,916
-----------------------------------------------------------------------------------------
     Total current assets                                           277,890       285,952
-----------------------------------------------------------------------------------------
Property, plant and equipment
   Coal lands and mineral rights                                  1,106,547     1,170,956
   Plant and equipment                                            1,006,452     1,042,128
   Deferred mine development                                        104,579        92,265
-----------------------------------------------------------------------------------------
                                                                  2,217,578     2,305,349
   Less accumulated depreciation, depletion and amortization       (787,525)     (826,178)
-----------------------------------------------------------------------------------------
     Property, plant and equipment, net                           1,430,053     1,479,171
-----------------------------------------------------------------------------------------
Other assets
   Prepaid royalties                                                 17,500            --
   Coal supply agreements                                           108,884       151,978
   Deferred income taxes                                            179,343       182,500
   Investment in Canyon Fuel                                        188,700       199,760
   Other                                                             30,244        33,013
-----------------------------------------------------------------------------------------
     Total other assets                                             524,671       567,251
-----------------------------------------------------------------------------------------
     Total assets                                              $  2,232,614   $ 2,332,374
=========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                            $    103,014   $   109,359
   Accrued expenses                                                 152,303       145,561
   Current portion of debt                                           60,129        86,000
-----------------------------------------------------------------------------------------
     Total current liabilities                                      315,446       340,920
Long-term debt                                                    1,090,666     1,094,993
Accrued postretirement benefits other than pension                  336,663       343,993
Accrued reclamation and mine closure                                118,928       129,869
Accrued workers' compensation                                        78,593       105,190
Accrued pension cost                                                 19,287        22,445
Obligations under capital leases                                     11,348             -
Other noncurrent liabilities                                         41,809        53,669
-----------------------------------------------------------------------------------------
     Total liabilities                                            2,012,740     2,091,079
-----------------------------------------------------------------------------------------
Stockholders' equity
   Common stock, $.01 par value, authorized 100,000,000 shares,
     issued 39,714,333 and 39,705,628 shares                            397           397
   Paid-in capital                                                  473,428       473,335
   Retained deficit                                                (234,980)     (213,466)
   Less treasury stock, at cost, 1,541,146 shares                   (18,971)      (18,971)
-----------------------------------------------------------------------------------------
     Total stockholders' equity                                     219,874       241,295
-----------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity                $  2,232,614   $ 2,332,374
=========================================================================================

              The accompanying notes are an integral part of the
                      consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                             Retained       Treasury
Three years ended December 31, 2000                               Common        Paid-In      Earnings          Stock
(in thousands of dollars except share and per share data)          Stock        Capital      (Deficit)      at Cost         Total
==================================================================================================================================
BALANCE AT DECEMBER 31, 1997                                     $   397     $  472,425    $  138,676     $       -    $  611,498
==================================================================================================================================
  Net income                                                                                   30,013                      30,013
  Dividends paid ($.46 per share)                                                             (18,266)                    (18,266)
  Issuance of 47,635 shares of common
     stock under the stock incentive plan                                           691                                       691
  Treasury stock purchases (333,952 shares)                                                                  (5,720)       (5,720)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                                         397        473,116       150,423        (5,720)      618,216
==================================================================================================================================
  Net loss                                                                                   (346,280)                   (346,280)
  Dividends paid ($.46 per share)                                                             (17,609)                    (17,609)
  Issuance of 95 shares of common
     stock under the stock incentive plan                                             1                                         1
  Treasury stock purchases (1,396,700 shares)
     net of issuances (189,506 shares)                                              218                     (13,251)      (13,033)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                                         397        473,335      (213,466)      (18,971)      241,295
==================================================================================================================================
  Net loss                                                                                    (12,736)                    (12,736)
  Dividends paid ($.23 per share)                                                              (8,778)                     (8,778)
  Issuance of 8,705 shares of common stock
     under the stock incentive plan                                                  93                                        93
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                                     $   397     $  473,428    $ (234,980)     $(18,971)   $  219,874
==================================================================================================================================

              The accompanying notes are an integral part of the
                      consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31
(in thousands of dollars)                                                       2000                1999                1998
============================================================================================================================
OPERATING ACTIVITIES
Net income (loss)                                                        $   (12,736)      $    (346,280)       $     30,013
Adjustments to reconcile to cash provided by operating activities:
  Depreciation, depletion and amortization                                   201,512             235,658             204,307
  Prepaid royalties expensed                                                   7,322              14,217              19,694
  Net gain on disposition of assets                                          (20,444)             (7,459)            (41,512)
  Income from equity investment                                              (12,837)            (11,129)             (6,786)
  Net distributions from equity investment                                    23,897              83,178              18,850
  Cumulative effect of accounting change                                           -              (3,813)                  -
  Write-down of impaired assets                                                    -             364,579                   -
  Changes in operating assets and liabilities                                (29,420)            (69,471)            (24,671)
  Other                                                                      (21,522)             20,483             (11,872)
----------------------------------------------------------------------------------------------------------------------------
  Cash provided by operating activities                                      135,772             279,963             188,023
----------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Payments for acquisition                                                           -                   -          (1,126,706)
Addition to property, plant and equipment                                   (115,080)            (98,715)           (141,737)
Proceeds from coal supply agreements                                           8,512              14,067                   -
Additions to prepaid royalties                                               (25,774)            (26,057)            (26,252)
Additions to notes receivable                                                      -                   -             (10,906)
Proceeds from disposition of property, plant and equipment                    24,846              26,347              34,230
----------------------------------------------------------------------------------------------------------------------------
  Cash used in investing activities                                         (107,496)            (84,358)         (1,271,371)
----------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from (payments on) revolver and lines of credit                     (30,198)            (37,884)            176,582
Net proceeds from (payments on) term loans                                         -            (151,210)            958,441
Payments on notes                                                                  -                   -             (42,860)
Payments for debt issuance costs                                                   -                   -             (12,725)
Proceeds from sale and leaseback of equipment                                 13,352                   -              45,442
Dividends paid                                                                (8,778)            (17,609)            (18,266)
Proceeds from sale of common stock                                                93                   -                 691
Proceeds from sale of treasury stock                                               -               2,549                   -
Purchases of treasury stock                                                        -             (15,582)             (5,720)
----------------------------------------------------------------------------------------------------------------------------
  Cash provided by (used in) financing activities                            (25,531)           (219,736)          1,101,585
----------------------------------------------------------------------------------------------------------------------------
  Increase (decrease) in cash and cash equivalents                             2,745             (24,131)             18,237
Cash and cash equivalents, beginning of year                                   3,283              27,414               9,177
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                   $     6,028       $       3,283        $     27,414
============================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for interest                                   $    85,339       $     100,781        $     48,760
Cash paid (received) during the year for income taxes (refunds)          $    (1,316)      $      11,251        $     29,090

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

The membership interest in Canyon Fuel, LLC ("Canyon Fuel") are owned 65% by the Company and 35% by a subsidiary of ITOCHU Corporation, a Japanese corporation. The agreement which governs the management and operations of Canyon Fuel provides for a Management Board to manage its business and affairs. Generally, the Management Board acts by affirmative vote of the representatives of the members holding more than 50% of the membership interests. However, significant participation rights require either the unanimous approval of the members or the approval of representatives of members holding more than 70% of the membership interests. Those matters which are considered significant participation rights include the following:

 .    approval of the Annual Business Plan;

 .    approval of significant capital expenditures;

 .    approval of significant coal sales contracts;

 .    approval of the institution of or the settlement of litigation;

 .    approval of incurrence of indebtedness;

 .    approval of significant mineral reserve leases;

 .    selection and removal of the CEO, CFO, or General Counsel;

 .    approval of any material change in the business of Canyon Fuel;

 .    approval  of  any  disposition  whether  by  sale,  exchange,  merger,
     consolidation,   license  or  otherwise,   and  whether   directly  or
     indirectly, of all or any portion of the assets of Canyon Fuel other than in the ordinary course of business; and

 .    approval of a request  that a member  provide  additional  services to
     Canyon Fuel.

The  Canyon  Fuel  agreement  also  contains  various  restrictions  on the transfer of membership interest in Canyon Fuel. As a result of these super-majority voting rights, the Company's 65% ownership of Canyon Fuel is accounted for on the equity method in the consolidated financial statements. Income from Canyon Fuel is reflected in the consolidated statements of operations as income from equity investments. (See additional discussion in "Investment in Canyon Fuel" in Note 5.)

The Company's 17.5% partnership interest in Dominion Terminal Associates is accounted for on the equity method in the consolidated balance sheets. Allocable costs of the partnership for coal loading and storage are included in other expenses in the consolidated statements of operations.

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are stated at cost. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased.

INVENTORIES

Inventories are comprised of the following:


December 31 (in thousands)                                        2000      1999
--------------------------------------------------------------------------------

Coal                                                          $ 21,185  $ 28,183
Supplies, net of allowance                                      26,745    34,199
--------------------------------------------------------------------------------
                                                              $ 47,930  $ 62,382
================================================================================

Coal and supplies inventories are valued at the lower of average cost or market. Coal inventory costs include labor, supplies, equipment costs and operating overhead. The Company has recorded a valuation allowance for slow-moving and obsolete supplies inventories of $19.8 million and $23.5 million at December 31, 2000 and 1999, respectively.

COAL ACQUISITION AND PREPAID ROYALTIES

Coal lease rights obtained through acquisitions are capitalized and amortized primarily by the units-of-production method over the estimated recoverable reserves. Amortization occurs either as the Company mines on the property or as others mine on the property through subleasing transactions.

Rights to leased coal lands are often acquired through royalty payments. Where royalty payments represent prepayments recoupable against production, they are capitalized, and amounts expected to be recouped within one year are classified as a current asset. As mining occur on these leases, the prepayment is charged to cost of coal sales.

COAL SUPPLY AGREEMENTS

Acquisition costs allocated to coal supply agreements (sales contracts) are capitalized and amortized on the basis of coal to be shipped over the term of the contract. Value is allocated to coal supply agreements based on discounted cash flows attributable to the difference between the above market contract price and the then-prevailing market price. Accumulated amortization for sales contracts was $171.2 million and $131.4 million at December 31, 2000 and 1999, respectively.

EXPLORATION COSTS

Costs related to locating coal deposits and determining the economic mineability of such deposits are expensed as incurred.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Interest costs applicable to major asset additions are capitalized during the construction period. Expenditures which extend the useful lives of existing plant and equipment are capitalized. Costs of purchasing rights to coal reserves and developing new mines or significantly expanding the capacity of existing mines are capitalized. These costs are amortized using the units-of-production method over the estimated recoverable reserves that are associated with the property being benefited. At December 31, 2000, all mineral reserves of the Company that are capitalized are being amortized on the units-of-production method through Company operations or through sublease transactions (for which the Company receives royalty revenue) except for a block of 197 million tons located adjacent to its Hobet 21 operations. The current value associated with this property is $177.8 million which the Company plans to recover via mining operations in the future. Except for preparation plants and loadouts, plant and equipment are depreciated principally on the straight-line method over the estimated useful lives of the assets, which range from three to 20 years. Effective January 1, 1999, preparation plants and loadouts are depreciated using the units-of-production method over the estimated recoverable reserves subject to a minimum level of depreciation (see additional discussion in Note 3, "Change in Accounting Method"). Prior to January 1, 1999, preparation plants and loadouts were depreciated on a straight-line basis over their estimated useful lives.

Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the term of the lease.

ASSET IMPAIRMENT

If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the value of the asset will not be recoverable, as determined based on projected undiscounted cash flows related to the asset over its remaining life, then the carrying value of the asset is reduced to its estimated fair value. (See additional discussion in Note 2, "Changes in Estimates and Other Non-Recurring Revenues and Expenses.")

REVENUE RECOGNITION

Coal sales revenues include sales to customers of coal produced at Company operations and coal purchased from other companies. The Company recognizes revenue from coal sales at the time title passes to the customer. Revenues from sources other than coal sales, including gains and losses from dispositions of long-term assets, are included in other revenues and are recognized as performed or otherwise earned.

INTEREST-RATE SWAP AGREEMENTS

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

STOCK-BASED COMPENSATION

These financial statements include the disclosure requirements of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123"). With respect to accounting for its stock options, as permitted under FAS 123, the Company has retained the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations.


2. CHANGES IN ESTIMATES AND OTHER NON-RECURRING REVENUES AND EXPENSES

The Company's operating results in 2000 include income from the recovery of $31.0 million in partial insurance settlements under the Company's property and business interruption insurance policy. The payments offset a portion of the loss incurred at the West Elk mine in Gunnison County, Colorado, which was idled from January 28, 2000 to July 12, 2000 following the detection of combustion- related gases in a portion of the mine. The Company expects to receive additional insurance payments under its property and business interruption policy. Any additional recovery, however, will depend on resolution of the claim with the insurance carrier, the timing of which is uncertain. As a result of permit revisions at its idle mine properties in Illinois, the Company reduced its reclamation liability at Arch of Illinois by $7.8 million during 2000. In addition, the Internal Revenue Service ("IRS") issued a notice during 2000 outlining the procedures for obtaining tax refunds on certain excise taxes paid by the industry on export sales tonnage. The notice is a result of a 1998 federal district court decision that found such taxes to be unconstitutional. The Company recorded $12.7 million of income related to these excise tax recoveries. As a result of adjustments to employee postretirement medical benefits, the Company was able to recognize $9.8 million of pre-tax curtailment gains resulting from previously unrecognized postretirement benefit changes which occurred from plan amendments in previous years. The Company also settled certain workers' compensation liabilities with the State of West Virginia resulting in pre-tax gains of $21.8 million. This was partially offset by adjustments to other workers' compensation liabilities resulting from changes in estimates which caused increases to the liability of $13.5 million.

In 1999, the Company  recorded  pre-tax charges of $23.1 million related to
(i) the restructuring of its administrative workforce; (ii) the closure of its Dal-Tex mining operation in West Virginia due to the inability to secure the necessary permits to continue ongoing mining; and (iii) the closure of  several  mines in  Kentucky  (Coal-Mac)  and the one  remaining underground mine in Illinois (Arch of Illinois) due to depressed coal prices, caused in part by increased competition from western coal mines. Of the $23.1 million charge, $20.3 million was recorded in cost of coal sales, $2.3 million was recorded in selling, general and administrative expenses and $0.5 million was recorded in other expenses in the Company's consolidated statement of operations. The restructuring of the administrative workforce included the elimination of 81 administrative jobs which was part of a corporate-wide effort to reduce general and administrative expenses. The mine closures included the termination of 161 employees. As of December 31, 1999, 74 administrative and 65 mine employees had been terminated, with the remainder being terminated during 2000. The following are the components of severance and other exit costs included in the restructuring charge along with related 1999 and 2000 activity:

                                                                                 Balance                        Balance
                                                      1999       Utilized    December 31,      Utilized    December 31,
(in thousands)                                      Charge        in 1999            1999       in 2000            2000
=======================================================================================================================
Employee costs                                      $ 7,354      $    704       $  6,650       $  5,184        $  1,466
Obligations for non-cancelable lease payments         9,858           484          9,374          9,374               -
Reclamation liabilities                               3,667         1,200          2,467          2,467               -
Depreciation acceleration                             2,172         2,172              -              -               -
-----------------------------------------------------------------------------------------------------------------------
                                                    $23,051      $  4,560      $  18,491      $  17,025        $  1,466
=======================================================================================================================


Except for the charge related to depreciation acceleration, all of the 1999 restructuring charge will require the Company to use cash. Also, except for amounts attributable to retiree healthcare, the Company utilized the balance of the amounts reserved for employee costs in 2000.

In addition, during the fourth quarter of 1999, the Company determined that significant changes were necessary in the manner and extent in which certain central Appalachia coal assets would be deployed. The anticipated changes were determined during the Company's annual planning process and were necessitated by the adverse legal and regulatory rulings related to surface mining techniques, as well as the continued negative pricing trends related to central Appalachia coal production experienced by the Company. As a result of the planned changes in the deployment of its long-lived assets in the central Appalachia region and pursuant to FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company evaluated the recoverability of its active mining operations and its coal reserves for which no future mining plans existed. This evaluation indicated that the future undiscounted cash flows of three mining operations, Dal-Tex, Hobet 21 and Coal-Mac, and certain coal reserves with no future mining plans were below the carrying value of such long-lived assets. Accordingly, during the fourth quarter of 1999, the Company adjusted the operating assets and coal reserves to their estimated fair value of approximately $99.7 million, resulting in a non-cash impairment charge of $364.6 million (including $50.6 million relating to operating assets and $314.0 million relating to coal reserves). The estimated fair value for the three mining operations was based on anticipated future cash flows discounted at a rate commensurate with the risk involved. The estimated fair value for the coal reserves with no future mining plans was based upon the fair value of these properties to be derived from subleased operations. The impairment loss has been recorded as a loss from the write-down of impaired assets in the consolidated statements of operations.

3. CHANGE IN ACCOUNTING METHOD

Through December 31, 1998, plant and equipment had principally been depreciated on the straight-line method over the estimated useful lives of the assets, which ranged from three to 20 years. Effective January 1, 1999, depreciation on the Company's preparation plants and loadouts was computed using the units-of-production method, which is based upon units produced, subject to a minimum level of depreciation. These assets are usage-based assets, and their economic lives are typically based and measured on coal throughput. The Company believes the units-of-production method is preferable to the method previously used because the new method recognizes that depreciation of this equipment is related substantially to physical wear due to usage and also to the passage of time. This method, therefore, more appropriately matches production costs over the lives of the preparation plants and loadouts with coal sales revenue and results in a more accurate allocation of the cost of the physical assets to the periods in which the assets are consumed. The cumulative effect of applying the new method for years prior to 1999 is an increase to income of $3.8 million net-of-tax ($6.3 million pre-tax) reported as a cumulative effect of accounting change in the consolidated statement of operations for the year ended December 31, 1999. In addition, the net loss of the Company, excluding the cumulative effect of accounting change, for the year ended December 31, 1999 is $0.2 million less, or $.01 per share less, than it would have been if the Company had continued to follow the straight-line method of depreciation of equipment for preparation plants and loadouts.


4. ACQUISITION

On June 1, 1998, the Company acquired the Colorado and Utah coal operations of Atlantic Richfield Company ("ARCO") and simultaneously combined the acquired ARCO operations and the Company's Wyoming operations with ARCO's Wyoming operations in a new joint venture named Arch Western Resources, LLC ("Arch Western"). The principal operating units of Arch Western are Thunder Basin Coal Company, L.L.C., owned 100% by Arch Western, which operates two coal mines in the Powder River Basin in Wyoming; Mountain Coal Company, L.L.C., owned 100% by Arch Western, which operates a coal mine in Colorado; Canyon Fuel Company, LLC ("Canyon Fuel"), 65% owned by Arch Western and 35% by ITOCHU Coal International Inc., a subsidiary of ITOCHU Corporation, which operates three coal mines in Utah; and Arch of Wyoming, LLC, owned 100% by Arch Western, which operates two coal mines in the Hanna Basin of Wyoming.

Arch Western is 99% owned by the Company and 1% owned by ARCO. The transaction was valued at approximately $1.14 billion and a wholly owned subsidiary of the Company is the managing member of Arch Western. The transaction was accounted for under the purchase method of accounting.

Results of operations of the acquired operations are included in the consolidated statements of operations effective June 1, 1998. The acquired ARCO operations continue to produce low-sulfur coal for sale to primarily domestic utility customers.


5. INVESTMENT IN CANYON FUEL

The following tables present unaudited summarized financial information for Canyon Fuel which, as part of the June 1, 1998 Arch Western transaction (described in Note 4), was acquired by the Company and is accounted for on the equity method.

CONDENSED INCOME STATEMENT INFORMATION


                                                                                                               Seven
                                                                        Year Ended          Year Ended     Months Ended
                                                                      December 31,        December 31,      December 31,
(in thousands)                                                            2000                 1999              1998
------------------------------------------------------------------------------------------------------------------------
Revenues                                                             $     259,101        $    241,062      $    155,634
Total costs and expenses                                                   243,226             232,296           156,196
------------------------------------------------------------------------------------------------------------------------
Net income                                                                  15,875               8,766              (562)
========================================================================================================================
65% of Canyon Fuel net income                                               10,319               5,698              (365)

Effect of purchase adjustments                                               2,518               5,431             7,151
------------------------------------------------------------------------------------------------------------------------
Arch Coal's income from its equity investment in Canyon Fuel         $      12,837        $     11,129      $      6,786
========================================================================================================================

CONDENSED BALANCE SHEET INFORMATION


                                                                 Arch
                                              Canyon     Ownership of
                                                Fuel      Canyon Fuel      Arch Purchase
December 31, 2000 (in thousands)               Basis            Basis        Adjustments       Arch Basis
=========================================================================================================
Current assets                            $   67,075        $  43,599         $  (3,614)        $  39,985

Noncurrent assets                            411,146          267,245           (84,765)          182,480

Current liabilities                           33,766           21,948                 -            21,948

Noncurrent liabilities                        20,658           13,428            (1,611)           11,817
---------------------------------------------------------------------------------------------------------
Members' equity                           $  423,797        $ 275,468         $ (86,768)        $ 188,700
=========================================================================================================

December 31, 1999
---------------------------------------------------------------------------------------------------------
Current assets                            $   61,212        $  39,788         $  (3,615)        $  36,173

Noncurrent assets                            441,330          286,865           (83,511)          203,354

Current liabilities                           37,065           24,092                 -            24,092

Noncurrent liabilities                        20,789           13,513             2,162            15,675
---------------------------------------------------------------------------------------------------------
Members' equity                           $  444,688        $ 289,048         $ (89,288)        $ 199,760
=========================================================================================================

The Company's income from its equity investment in Canyon Fuel represents 65% of Canyon Fuel's net income after adjusting for the effect of its investment in Canyon Fuel. The Company's investment in Canyon Fuel reflects purchase adjustments primarily related to the reduction in amounts assigned to sales contracts, mineral reserves and other property, plant and equipment. The purchase adjustments are amortized consistent with the underlying assets of the joint venture.

6. ACCRUED EXPENSES

Accrued expenses consist of the following:

December 31 (in thousands)                                          2000          1999
======================================================================================
Accrued payroll and related benefits                           $  22,500     $  27,830

Accrued taxes other than income taxes                             50,267        47,727

Accrued postretirement benefits other than pension                16,629        14,755

Accrued workers' compensation                                     10,438        11,144

Accrued interest                                                  13,078         6,285

Accrued reclamation and mine closure                              16,126        26,540

Other accrued expenses                                            23,265        11,280
--------------------------------------------------------------------------------------
                                                               $ 152,303     $ 145,561
======================================================================================

7. INCOME TAXES

Significant components of the provision (benefit) for income taxes are as follows:

December 31 (in thousands)                                   2000         1999          1998
============================================================================================
Current:
  Federal                                                $ (4,882)   $   6,796     $   8,077
  State                                                         -            -          (260)
--------------------------------------------------------------------------------------------
    Total current                                          (4,882)       6,796         7,817
--------------------------------------------------------------------------------------------
Deferred:
  Federal                                                   3,067      (54,135)      (12,583)
  State                                                    (2,185)     (18,361)         (334)
--------------------------------------------------------------------------------------------
    Total deferred                                            882      (72,496)      (12,917)
--------------------------------------------------------------------------------------------
                                                         $ (4,000)   $ (65,700)    $  (5,100)
============================================================================================

A reconciliation of the statutory federal income tax expense (benefit) on the Company's pretax income (loss) before extraordinary loss and cumulative effect of accounting change to the actual provision (benefit) for income taxes follows:


Year ended December 31 (in thousands)                        2000         1999          1998
============================================================================================
Income tax expense (benefit) at statutory rate           $ (5,858)   $(145,526)    $   9,240
Percentage depletion allowance                             (9,063)     (15,000)      (14,437)
State taxes, net of effect of federal taxes                (1,797)     (18,361)         (594)
Change in valuation allowance                               5,515      112,345             -
AMT credit adjustment due to IRS exam                       6,704            -             -
Other, net                                                    499          842           691
--------------------------------------------------------------------------------------------
                                                         $ (4,000)   $ (65,700)    $  (5,100)
============================================================================================


During 1998, the Company settled its protest of certain issues with the IRS for the federal income tax returns for the years 1990 and 1991. A final payment of $0.5 million was paid in June 1998 and charged against previously recorded reserves. The IRS audit of the federal income tax returns for the years 1992 through 1994 was completed during 1998 and agreed to at the examination level. A payment of $15.5 million was made in December 1998 in settlement of all issues. A significant number of the issues were timing in nature, and the tax paid related to these temporary differences is accounted for as a deferred tax asset, and the remaining tax and interest paid was charged against previously recorded reserves. A portion of the payment related to items that were settled in the 1987 through 1991 audits previously discussed. Permanent differences included a reduction in percentage depletion and a decrease in cost depletion related to the settlement for the adjustment in fair market value of certain coal reserves.

During 1999, the Company settled an audit of former Ashland Coal, Inc. for the years January 1995 through June 1997. A payment of $0.1 million was made in January 1999 in settlement of all issues.

On January 10, 2000, the Company received notice from the IRS of its proposed adjustments for tax years 1995 and 1996. The Company has agreed to pay $6.0 million including accrued interest to partially settle the audit but will continue to contest additional tax adjustments of $0.8 million with the IRS. The Company expects to pay the $6.0 million during the first quarter of 2001, which will be charged against previously recorded reserves.

The following is a summary of additional taxes paid for IRS audits and the related financial statement impact, none of which resulted in additional expense in the statements of operations subsequent to the tax years to which they relate:

                            Net Deferred        Taxes  Income Tax        Cash
(in millions)                   Tax Asset      Payable    Reserves        Paid
=============================================================================
1998                              $  6.1       $  4.6      $  5.3      $ 16.0
1999                                 0.2            -        (0.1)        0.1
2000                                   -            -           -           -
-----------------------------------------------------------------------------
     Totals                       $  6.3       $  4.6      $  5.2      $ 16.1
=============================================================================

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

Significant components of the Company's deferred tax assets and liabilities that result from carry forwards and temporary differences between the financial statement basis and tax basis of assets and liabilities are summarized as follows:

December 31 (in thousands)                                   2000        1999
=============================================================================
DEFERRED TAX ASSETS:
-----------------------------------------------------------------------------
  Postretirement benefits other than pension           $  136,268  $  139,796
  Alternative minimum tax credit carryforward              80,017      91,604
  Workers' compensation                                    30,301      43,029
  Reclamation and mine closure                             25,019      30,016
  Net operating loss carryforwards                         28,338      11,507
  Plant, equipment, coal lands and mineral rights          17,784      40,104
  Advance royalties                                        15,976      24,064
  Other                                                    55,035      25,514
-----------------------------------------------------------------------------
     Gross deferred tax assets                            388,738     405,634
  Valuation allowance                                    (117,860)   (112,345)
-----------------------------------------------------------------------------
     Total deferred tax assets                            270,878     293,289
-----------------------------------------------------------------------------
DEFERRED TAX LIABILITIES:
-----------------------------------------------------------------------------
  Leases                                                   20,371      21,990
  Coal supply agreements                                   19,796      36,750
  Other                                                    23,928      30,449
-----------------------------------------------------------------------------
     Total deferred tax liabilities                        64,095      89,189
-----------------------------------------------------------------------------
     Net deferred tax asset                               206,783     204,100
  Less current asset                                       27,440      21,600
-----------------------------------------------------------------------------
     Long-term deferred tax asset                      $  179,343  $  182,500
=============================================================================

The Company has a net operating loss carryforward for regular income tax purposes of $28.3 million which will expire in the years 2008 to 2014. The Company has an alternative minimum tax credit carryforward of $80.0 million which may carry forward indefinitely to offset future regular tax in excess of alternative minimum tax.

During 1999, the Company recorded a valuation allowance for a portion of its deferred tax assets that management believes, more likely than not, will not be realized. These deferred tax assets include a portion of the alternative minimum tax credits and some of the deductible temporary differences that will likely not be realized at the maximum effective tax rate. Such valuation allowance consisted of the following components at December 31 on the years indicated:

December 31 (in thousands)                                    2000         1999
===============================================================================

Unrealized future deductible temporary differences      $   85,372   $   66,992
Unutilized alternative minimum tax credits                  32,488       45,353
-------------------------------------------------------------------------------
Valuation allowance at December 31                      $  117,860   $  112,345
===============================================================================


8.   DEBT AND FINANCING ARRANGEMENTS

Debt consists of the following:

December 31 (in thousands)                                                                2000          1999
============================================================================================================
Indebtedness to banks under revolving credit agreement, expiring May 31, 2003
   (weighted average rate at December 31, 2000-8.00%, December 31, 1999-7.61%)      $  332,100    $  365,000
Variable rate fully amortizing term loan payable quarterly from July 1, 2001 through May 31, 2003 (weighted average rate at December 31, 2000-8.29%,
   December 31, 1999-7.49%)                                                            135,000       135,000
Variable rate non-amortizing term loan due May 31, 2003
   (weighted average rate at December 31, 2000-8.03%, December 31, 1999-7.85%)         675,000       675,000
Other                                                                                    8,695         5,993
------------------------------------------------------------------------------------------------------------
                                                                                     1,150,795     1,180,993
Less current portion                                                                    60,129        86,000
------------------------------------------------------------------------------------------------------------
Long-term debt                                                                      $1,090,666    $1,094,993
============================================================================================================

The Company has two five-year credit facilities: a $675 million non-amortizing term loan in the name of Arch Western, the entity owning the right to the coal reserves and operating assets acquired in the Arch Western transaction, and a $900 million credit facility in the name of the Company, including a $300 million fully amortizing term loan and a $600 million revolver. The $675 million term loan is secured by Arch Western's membership interests in its subsidiaries. The Arch Western credit facility is not guaranteed by the Company. The rate of interest on the borrowings under the agreements is, at the Company's option, the PNC Bank base rate or a rate based on LIBOR. The revolving credit agreement provides borrowing up to $600 million less any outstanding letters of credit. At December 31, 2000, the Company had $32.3 million in letters of credit outstanding which when combined with borrowings under the revolver allowed for $235.6 million of available borrowings under the revolver.

On August 23, 1999, the Company prepaid $105 million, or seven required quarterly installments, on the $300 million fully amortizing term loan. The next required quarterly installment will be July 1, 2001. The prepayments were funded by additional borrowings under the $600 million revolver.

The Company periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At December 31, 2000, there were $20 million of such agreements in effect, of which no borrowings were outstanding.

Except for amounts expected to be repaid in 2001, amounts borrowed under the revolving credit agreement and the bank lines of credit are classified as long-term as the Company has the intent and the ability to maintain these borrowings on a long-term basis. Aggregate required maturities of debt at December 31, 2000 for the next five years are $33.6 million in 2001, $60.5 million in 2002, $1.1 billion in 2003, $0.6 million in 2004,
$0.6 million in 2005 and $2.9 million thereafter.

Terms of the Company's credit facilities and leases contain financial and other covenants that limit the ability of the Company to, among other things, effect acquisitions or dispositions and borrow additional funds and require the Company to, among other things, maintain various financial ratios and comply with various other financial covenants. In addition, the covenants required the pledging of assets to collateralize the term loan and the $600 million revolver. The assets pledged include equity interests wholly owned subsidiaries, certain real property interest, accounts receivable and inventory of the Company. Failure by the Company to comply with such covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on the Company. The Company was in compliance with these financial covenants at December 31, 2000.

The Company enters into interest-rate swap agreements to modify the interest characteristics of the Company's outstanding debt. At December 31, 2000, the Company had interest-rate swap agreements having a total notional value of $767.5 million. These swap agreements are used to convert variable-rate debt to fixed-rate debt. Under these swap agreements, the Company pays a weighted-average fixed rate of 6.16% (before the credit spread over LIBOR) and is receiving a weighted-average variable rate based upon 30-day and 90-day LIBOR. At December 31, 2000, the remaining terms of the swap agreements ranged from 20 to 54 months.

9. FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts approximate fair value.

Debt: The carrying amounts of the Company's borrowings under its revolving credit agreement, lines of credit, variable rate term loans and other long-term debt approximate their fair value.

Interest rate swaps: The fair values of interest rate swaps are based on quoted prices, which reflect the present value of the difference between estimated future amounts to be paid and received. At December 31, 2000 and 1999, the fair value of these swaps is a liability and an asset of $7.9 million and $27.4 million respectively.

10.  ACCRUED WORKERS' COMPENSATION

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


Year ended December 31 (in thousands)     2000         1999          1998
===========================================================================

Self-insured black lung benefits:
   Service cost                         $  1,273     $  1,671      $  1,022
   Interest cost                           3,620        3,522         3,173
   Net amortization and deferral          (1,486)         327           111
---------------------------------------------------------------------------
                                           3,407        5,520         4,306
Other workers' compensation benefits       6,942       13,241        19,396
---------------------------------------------------------------------------
                                        $ 10,349     $ 18,761      $ 23,702
===========================================================================

The actuarial assumptions used in the determination of black lung benefits included a discount rate of 7.75% as of December 31, 2000 (7.50% and 7.00% as of December 31, 1999 and 1998, respectively) and a black lung benefit cost escalation rate of 4% in 2000, 1999 and 1998. In 2000, the Company settled several of its mining operations' self-insured workers' compensation and black lung liabilities with the State of West Virginia, resulting in pre-tax gains of $21.8 million. This was partially offset by adjustments to other workers' compensation liabilities resulting from changes in estimates which caused increases to the liability of $13.5 million.

Summarized below is information about the amounts recognized in the consolidated balance sheets for workers' compensation benefits:

December 31 (in thousands)                                   2000        1999
================================================================================

Actuarial present value for self-insured black lung:
   Benefits contractually recoverable from others         $   2,144   $    3,254
   Benefits for Company employees                            35,710       48,267
--------------------------------------------------------------------------------
   Accumulated black lung benefit obligation                 37,854       51,521
   Unrecognized net gain (loss)                               6,252        4,890
--------------------------------------------------------------------------------
                                                             44,106       56,411
Traumatic and other workers' compensation                    44,925       59,923
--------------------------------------------------------------------------------
Accrued workers' compensation                                89,031      116,334
Less amount included in accrued expenses                     10,438       11,144
--------------------------------------------------------------------------------
                                                          $  78,593   $  105,190
================================================================================

Receivables related to benefits contractually recoverable from others of $2.1 million in 2000 and $3.3 million in 1999 are recorded in other long-term assets.

11. ACCRUED RECLAMATION AND MINE CLOSING COSTS

The federal Surface Mining Control and Reclamation Act of 1977 and similar state statutes require that mine property be restored in accordance with specified standards and an approved reclamation plan. The Company accrues for the costs of final mine closure reclamation over the estimated useful mining life of the property. These costs relate to reclaiming the pit and support acreage at surface mines and sealing portals at deep mines. Other costs of final mine closure common to both types of mining are related to reclaiming refuse and slurry ponds. The Company also accrues for significant reclamation that is completed during the mining process prior to final mine closure. The establishment of the final mine closure reclamation liability and the other ongoing reclamation liability is based upon permit requirements and requires various estimates and assumptions, principally associated with costs and productivities. The Company accrued $10.4 million, $12.9 million and $12.5 million in 2000, 1999 and 1998, respectively, for current and final mine closure reclamation, excluding reclamation recosting adjustments identified below. Cash payments for final mine closure reclamation and current disturbances approximated $18.2 million, $15.8 million and $15.0 million for 2000, 1999 and 1998 respectively. Periodically, the Company reviews its entire environmental liability and makes necessary adjustments for permit changes as granted by state authorities, additional costs resulting from accelerated mine closures, and revisions to costs and productivities, to reflect current experience. These recosting adjustments are recorded in cost of coal sales. Adjustments included a net decrease in the liability of $9.2 million in 2000 and a net increase in the liability of $4.3 million and $4.9 million in 1999 and 1998, respectively. The Company's management believes it is making adequate provisions for all expected reclamation and other costs associated with mine closures.

12. EMPLOYEE BENEFIT PLANS

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

The Company also currently provides certain postretirement medical/life insurance coverage for eligible employees. Generally, covered employees who terminate employment after meeting eligibility requirements are eligible for postretirement coverage for themselves and their dependents. The salaried employee postretirement medical/life plans are contributory, with retiree contributions adjusted periodically, and contain other cost-sharing features such as deductibles and coinsurance. The postretirement medical plan for retirees who were members of the United Mine Workers of America ("UMWA") is not contributory. The Company's current funding policy is to fund the cost of all postretirement medical/life insurance benefits as they are paid. Summaries of the changes in the benefit obligations, plan assets (primarily listed stocks and debt securities) and funded status of the plans are as follows:

                                                                                                    Other
                                                            Pension Benefits              Postretirement Benefits
(in thousands)                                            2000            1999             2000               1999
=====================================================================================================================
CHANGE IN BENEFIT OBLIGATIONS
Benefit obligations at January 1                      $ 131,783      $ 139,433          $ 330,846          $ 335,823
Service cost                                              6,817          7,118              1,901              2,424
Interest cost                                             9,546          8,980             24,416             21,580
Benefits paid                                           (15,111)       (13,462)           (16,636)           (14,736)
Plan amendments                                             642           (435)           (13,658)                 -
Other-primarily actuarial (gain) loss                     5,387         (9,851)           (27,437)           (14,245)
--------------------------------------------------------------------------------------------------------------------
Benefit obligations at December 31                    $ 139,064      $ 131,783          $ 299,432          $ 330,846
--------------------------------------------------------------------------------------------------------------------
CHANGE IN PLAN ASSETS
Value of plan assets at January 1                     $ 147,217      $ 127,274          $       -          $       -
Actual return on plan assets                             (2,915)        31,308                  -                  -
Employer contributions                                    9,673          2,097             16,636             14,736
Benefits paid                                           (15,111)       (13,462)           (16,636)           (14,736)
--------------------------------------------------------------------------------------------------------------------
Value of plan assets at December 31                   $ 138,864      $ 147,217          $       -          $       -
--------------------------------------------------------------------------------------------------------------------
FUNDED STATUS OF THE PLANS
Accumulated obligations less plan assets              $     200      $ (15,434)         $ 299,432          $ 330,846
Unrecognized actuarial gain                              16,908         37,513             41,304             16,341
Unrecognized net transition asset                           491            689                  -                  -
Unrecognized prior service gain                           1,886          2,815             12,556             11,561
--------------------------------------------------------------------------------------------------------------------
Net liability recognized                              $  19,485      $  25,583          $ 353,292          $ 358,748
--------------------------------------------------------------------------------------------------------------------
BALANCE SHEET LIABILITIES
Prepaid benefit costs                                 $       -      $       -          $       -          $       -
Accrued benefit liabilities                              19,485         25,583            353,292            358,748
--------------------------------------------------------------------------------------------------------------------
Net liability recognized                                 19,485         25,583            353,292            358,748
Less current portion                                        198          3,138             16,629             14,755
--------------------------------------------------------------------------------------------------------------------
Long term liability                                   $  19,287      $  22,445          $ 336,663          $ 343,993
--------------------------------------------------------------------------------------------------------------------

The reduction in the postretirement benefit obligation in 2000 associated with the $13.7 million plan amendment resulted from: the July 2000 amendment changing some of the cost sharing provisions of the plan for salaried and non-union hourly participants; and an October 2000 plan amendment changing eligibility requirements to 10 years of service after reaching age 45 for salaried and non- union hourly participants. The latter plan change triggered a curtailment that resulted in the recognition of $9.8 million in previously unrecognized prior service gains. The $25 million increase in the 2000 unrecognized actuarial gain from 1999 resulted from plan assumption changes.

The actuarial loss in the 2000 pension benefit obligation resulted from changes in plan assumptions. The decrease in funded status in year 2000 resulted from decreased earnings on plan assets during the year, which also contributed to the reduction in the unrecognized actuarial gain as compared to the prior year.

                                                                                                                Other
                                                                           Pension Benefits            Postretirement Benefits
December 31                                                              2000            1999          2000               1999
==============================================================================================================================
Weighted average assumptions
Discount rate                                                            7.75%           7.50%         7.75%              7.50%
Rate of compensation increase                                            4.75%           5.25%          N/A                N/A
Expected return on plan assets                                           9.00%           9.00%          N/A                N/A
Health care cost trend on covered charges                                 N/A             N/A          5.00%              5.00%

The following table details the components of pension and other post-retirement benefit costs.

                                                     Pension Benefits                       Other Postretirement Benefits
Year ended December 31 (in thousands)           2000         1999         1998            2000            1999            1998
==============================================================================================================================
Service cost                                $  6,817     $  7,118     $  5,841        $  1,901        $  2,424        $  3,715
Interest cost                                  9,546        8,980        8,137          24,416          21,580          23,101
Expected return on plan assets               (10,915)      (9,929)      (7,521)              -               -               -
Other amortization and deferral               (3,047)      (1,122)         790          (5,382)         (9,628)         (2,884)
Curtailments                                       -            -            -          (9,756)              -               -
------------------------------------------------------------------------------------------------------------------------------
                                            $  2,401     $  5,047     $  7,247        $ 11,179        $ 14,376        $ 23,932
==============================================================================================================================


The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rate by one percentage point each year would increase the accumulated postretirement obligation as of December 31, 2000 by $35.7 million, or 11.9%, and the net periodic postretirement benefit cost for 2000 by $2.7 million, or 24.2%.

MULTI-EMPLOYER PENSION AND BENEFIT PLANS

Under the labor contract with the UMWA, the Company made payments of $0.1 million, $0.2 million and $1.3 million in 2000, 1999 and 1998, respectively, into a multi-employer defined benefit pension plan trust established for the benefit of union employees. Payments are based on hours worked and are expensed as paid. Under the Multi-employer Pension Plan Amendments Act of 1980, a contributor to a milti-employer pension plan may be liable, under certain circumstances, for its proportionate share of the plan's unfunded vested benefit (withdrawal liability). At December 31, 2000, the Company has been informed by the UMWA Health and Retirement Funds that the UMWA 1950 and 1974 Pension Plans do not have any unfunded vested benefits. Therefore, there is no withdrawal liability to the Company. The Company is not aware of any circumstances which would require it to reflect its share of unfunded vested pension benefits in its financial statements. At December 31, 2000, approximately 17% of the Company's workforce was represented by the UMWA. The current UMWA collective bargaining agreement expires at December 31, 2002.

The Coal Industry Retiree Health Benefit Act of 1992 ("Benefit Act") provides for the funding of medical and death benefits for certain retired members of the UMWA through premiums to be paid by assigned operators (former employers), transfers of monies in 1993 and

1994 from an overfunded pension trust established for the benefit of retired UMWA members, and transfers from the Abandoned Mine Lands Fund (funded by a federal tax on coal production) commencing in 1995. The Company treats its obligation under the Benefit Act as a participation in a multi-employer plan and recognizes expense as premiums are paid. The Company recognized $3.3 million in 2000, $2.7 million in 1999 and $3.7 million in 1998, in expense relative to premiums paid pursuant to the Benefit Act.


OTHER PLANS

The Company sponsors savings plans which were established to assist eligible employees in providing for their future retirement needs. The Company's contributions to the plans were $8.0 million in 2000, $8.4 million in 1999 and $6.8 million in 1998.

13. CAPITAL STOCK

Subsequent to the end of the year, the Company completed a public offering of 9,927,765 shares of its common stock. The offering consisted of 5,170,797 shares sold directly by the Company (including 1,541,146 shares held in the Company's treasury) and the remaining 4,756,968 shares held by its then largest stockholder, Ashland Inc. The net proceeds of $93.2 million from the shares sold directly by the Company were used to pay down debt.

On September 29, 1998, the Company's Board of Directors authorized the Company to repurchase up to 2 million shares of Company common stock. The timing of the purchases and the number of shares to be purchased are dependent on market conditions. Through December 31, 1999, the Company had acquired 1,726,900 shares under the repurchase program at an average price of $12.29 per share. There were no treasury share purchases during 2000.

On February 25, 1999, the Company's Board of Directors authorized the Company to amend its Automatic Dividend Reinvestment Plan to provide, among other things, that dividends may be reinvested in the Company's common stock by purchasing authorized but unissued shares (including treasury shares) directly from the Company, as well as by purchasing shares in the open market. On May 4, 1999, the Company filed a Form S-3 with the
Securities and Exchange Commission to register 2,000,000 shares of the Company's common stock for issuance under the amended Plan. As reflected in the Prospectus filed therewith, the amended Plan provides that the Company determines whether the Plan's administrator should reinvest dividends in shares purchased in the open market or in shares acquired directly from the Company. The Company authorized and directed its Plan administrator (for all shareholders who had elected to reinvest their dividends in Company stock) to reinvest the June 15, 1999 and September 15, 1999 dividends in the Company's treasury stock. As of December 31, 2000 and 1999, approximately $2.5 million of the Company's dividends were reinvested in 189,506 shares of treasury stock. In accordance with the terms of the amended Plan, the treasury stock was reissued by the Company at the average of the high and low per share sales prices as reported by the New York Stock Exchange on the date of the dividend, which averaged $13.446 per share. The Company accounts for the issuance of the treasury stock using the average cost method.


14. STOCKHOLDER RIGHTS PLAN

On March 3, 2000, the Board of Directors adopted a stockholder rights plan under which preferred share purchase rights were distributed as a dividend to the Company's stockholders of record on March 20, 2000. The rights are exercisable only if a person or group acquires 20% or more of the Company's common stock (an "Acquiring Person") or announces a tender or exchange offer the consummation of which would result in ownership by a person or group of 20% or more of the Company's common stock. Each right entitles the holder to buy one one-hundredth of a share of a series of junior participating preferred stock at an exercise price of $42 or in certain circumstances allows the holder (expect for the Acquiring Person) to purchase the Company's common stock or voting stock of the

Acquiring Person at a discount. At its option, the Board of Directors may allow some or all holders (except for the Acquiring Person) to exchange their rights for Company common stock. The rights will expire on March 20, 2010, subject to earlier redemption or exchange by the Company as described in the plan.


15.  STOCK INCENTIVE PLAN

On April 22, 1998, the stockholders ratified the adoption of the 1997 Stock Incentive Plan (the "Company Incentive Plan"), reserving 6,000,000 shares of Arch Coal common stock for awards to officers and other selected key management employees of the Company. The Company Incentive Plan provides the Board of Directors with the flexibility to grant stock options, stock appreciation rights (SARs), restricted stock awards, restricted stock units, performance stock or units, merit awards, phantom stock awards and rights to acquire stock through purchase under a stock purchase program ("Awards"). Awards the Board of Directors elect to pay out in cash do not count against the 6,000,000 shares authorized in the 1997 Stock Incentive Plan.

Stock options generally become exercisable in full or in part one year from the date of grant and are granted at a price equal to 100% of the fair market value of the stock on the date of grant. SARs entitle employees to receive a payment equal to the appreciation in market value of the stated number of common shares from the SARs' exercise price to the market value of the shares on the date of its exercise. Unexercised options and SARs lapse 10 years after the date of grant. Restricted stock awards and restricted stock units entitle employees to purchase shares or stock units at a nominal cost. Such awards entitle employees to vote shares acquired and to receive any dividends thereon, but such shares cannot be sold or transferred and are subject to forfeiture if employees terminate their employment prior to the prescribed period, which can be from one to five years. Restricted stock units generally carry the same restrictions and potential forfeiture, but are generally paid in cash upon vesting. Merit awards are grants of stock without restriction and at a nominal cost. Performance stock or unit awards can be earned by the recipient if the Company meets certain pre-established performance measures. Until earned, the performance awards are nontransferable, and when earned, performance awards are payable in cash, stock, or restricted stock as determined by the Company's Board of Directors. Phantom stock awards are based on the appreciation of hypothetical underlying shares or the earnings performance of such shares and may be paid in cash or in shares of common stock.

As of December 31, 2000, performance units and stock options were the only types of awards granted. As of December 31, 2000, 2.1 million performance units had been granted under the plan. The performance awards will be earned by participants based on Company performance for .4 million and 1.7 million performance units for the years 1998 through 2001 and 2000 through 2003, respectively. The Company accrues for anticipated awards to be paid out in cash over the life of the award. Information regarding stock options under the Company Incentive Plan is as follows for the years ended December 31, 2000, 1999 and 1998:

                                                                2000                      1999                        1998
                                                            Weighted                  Weighted                    Weighted
                                                  Common     Average       Common      Average       Common        Average
(in thousands except per share data)              Shares       Price       Shares        Price       Shares          Price
==========================================================================================================================
Options outstanding at January 1                   1,809     $ 19.33        1,128      $ 24.86          926        $ 25.23
Granted                                               62        9.44          744        10.69          360          22.88
Exercised                                             (9)      10.69            -            -          (48)         14.50
Canceled                                            (273)      18.61          (63)       16.28         (110)         25.88
--------------------------------------------------------------------------------------------------------------------------
Options outstanding at December 31                 1,589       19.11        1,809        19.33        1,128          24.86
==========================================================================================================================
Options exercisable at December 31                   965     $ 23.57          837      $ 24.77          600        $ 25.04
Options available for grant at December 31         4,305                    4,094                     4,775

The Company applies APB 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for the Company Incentive Plan. Accordingly, no compensation expense has been recognized for the fixed stock option portion of the Company Incentive Plan. Had compensation expense for the fixed stock option portion of the Company Incentive Plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of FAS 123, Accounting for Stock-Based Compensation, the Company's net income (loss) and earnings (loss) per common share would have been changed to the pro forma amounts as indicated in the table below. The after-tax fair value of options granted in 2000, 1999 and 1998 was determined to be $0.2 million, $2.9 million and $2.3 million, respectively, using the Black-Scholes option pricing model and the weighted average assumptions noted below. For purposes of these pro forma disclosures, the estimated fair value of the options is recognized as compensation expense over the options' vesting period. The stock options granted in 2000, 1999 and 1998 vest ratably over three, four and three years, respectively.

Year ended December 31 (in millions except per share data)               2000      1999      1998
=================================================================================================
As reported
   Net income (loss)                                                  $ (12.7)  $(346.3)   $ 30.0
   Basic and diluted earnings (loss) per share                           (.33)    (9.02)      .76
Pro forma (unaudited)
   Net income (loss)                                                  $ (14.1)  $(347.7)   $ 29.3
   Basic and diluted earnings (loss) per share                           (.37)    (9.06)      .74
Weighted average fair value per share of options granted              $  4.06   $  4.13    $ 7.22
Assumptions (weighted average)
   Risk-free interest rate                                                5.1%      6.6%      6.0%
   Expected dividend yield                                                2.0%      2.0%      2.0%
   Expected volatility                                                   51.2%     41.4%     31.8%
   Expected life (in years)                                               5.0       5.0       5.0

The table below shows pertinent information on options outstanding at December 31, 2000:

(Options in thousands)                   Options Outstanding                                      Options Exercisable

                                          Weighted Average                                                   Weighted
                                                 Remaining         Weighted                                   Average
Range of                          Number       Contractual          Average                     Number       Exercise
Exercise Prices              Outstanding      Life (Years)   Exercise Price                Exercisable          Price
=====================================================================================================================
$ 8 - $11                            662              8.29           $10.58                        122         $10.67
$22 - $23                            479              5.68            22.56                        395          22.49
$25 - $35                            448              4.57            28.05                        448          28.05
---------------------------------------------------------------------------------------------------------------------
$ 8 - $35                          1,589              6.46           $19.11                        965         $23.57

16.  CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

The Company places its cash equivalents in investment-grade short-term investments and limits the amount of credit exposure to any one commercial issuer.

The Company markets its coal principally to electric utilities in the United States. Sales to foreign countries are immaterial. As of December 31, 2000 and 1999, accounts receivable from electric utilities located in the United States totaled $112.2 million and $120.2 million, respectively. Generally, credit is extended based on an evaluation of the customer's financial condition, and collateral is not generally required. Credit losses are provided for in the financial statements and historically have been minimal.

The Company is committed under long-term contracts to supply coal that meets certain quality requirements at specified prices. These prices are generally adjusted based on indices. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer. The Company and its operating subsidiaries sold approximately
105.5 million tons of coal in 2000. Approximately 79% of this tonnage was sold under long-term contracts (contracts having a term of greater than one year) accounting for 78% of the Company's total revenue. Prices for coal sold under long-term contracts ranged from $3.45 to $52.95 per ton. Long-term contracts ranged in remaining life from one to 18 years. Some of these contracts include pricing which is above and, in some cases, materially above current market prices. The Company currently supplies coal under long-term coal supply contracts with one customer which have price renegotiation or modification provisions that take effect in mid-2001. The prices for coal shipped under these contracts are materially above the current market price for similar type coal. For the year ended December 31, 2000, approximately $18.4 million of the Company's operating income related to these contracts. The Company expects income from operations to be reduced by approximately one-half of the operating income attributable to these contracts in 2001 and by the full amount of this operating income in 2002. These amounts are predicated on current market pricing and will change with market conditions. Sales (including spot sales) to major customers were as follows:

Year ended December 31 (in thousands)                   2000      1999      1998
--------------------------------------------------------------------------------

AEP                                                 $188,129  $157,278  $195,682

Southern Company                                     161,553   163,826   170,452

17. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per common share:

Year ended December 31 (in thousands except per share data)                                 2000           1999          1998
===============================================================================================================================
Numerator:
  Income (loss) before extraordinary loss and cumulative effect of accounting change    $  (12,736)   $  (350,093)   $   31,501
  Extraordinary loss from the extinguishment of debt, net of taxes                               -              -        (1,488)
  Cumulative effect of accounting change, net of taxes                                           -          3,813             -
-------------------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                                                     $  (12,736)   $  (346,280)   $   30,013
===============================================================================================================================
Denominator:
  Weighted average shares-denominator for basic                                             38,164         38,392        39,626
  Dilutive effect of employee stock options                                                      -              -            25
-------------------------------------------------------------------------------------------------------------------------------
  Adjusted weighted average shares-denominator for diluted                                  38,164         38,392        39,651
===============================================================================================================================
Basic and diluted earnings (loss) per common share before
  extraordinary loss and cumulative effect of accounting change                         $     (.33)   $     (9.12)   $      .79
===============================================================================================================================
Basic and diluted earnings (loss) per common share                                      $     (.33)   $     (9.02)   $      .76
===============================================================================================================================

At December 31, 2000, 1999 and 1998, 1.6 million, 1.8 million and 1.1 million shares, respectively, were not included in the diluted per share calculation since the exercise price is greater than the average market price.


18. SALE AND LEASEBACK

On June 30, 2000, the Company sold several shovels and continuous miners for $14.9 million and leased back the equipment under operating and capital leases. The proceeds of the sales were used to pay down debt and for general corporate purposes. The shovels have been leased over a period of five years, while the continuous miners have been leased with terms ranging from two to five years. The leases contain renewal options at lease termination and purchase options at amounts approximating fair value at lease termination. The gain on the sale and leaseback of $1.5 million was deferred and is being amortized over the base term of the lease as a reduction of lease expense.

On January 29, 1998, the Company sold mining equipment for approximately $74.2 million and leased back the equipment under an operating lease with a term of three years. This included the sale and leaseback of equipment purchased under an existing operating lease that expired on the same day. The proceeds of the sale were used to purchase the equipment under the expired lease for $28.3 million and to pay down debt. At the end of the lease term, the Company had the option to renew the lease for two additional one-year periods or purchase the equipment. Alternatively, the equipment could have been sold to a third party. The gain on the sale and leaseback of $10.7 million was deferred and is being amortized over the base term of the lease as a reduction of rental expense. Effective April 1, 1999 and February 4, 2000, the Company purchased for $14.4 million and $10.3 million, respectively, several pieces of equipment under lease that were included in this transaction. A pro-rata portion of the deferred gain, or $3.4 million, was offset against the cost of the assets. On May 17, 2000, the Company purchased the remaining assets under the lease for $34.7 million, which resulted in the termination of the lease. The remaining deferred gain of $1.2 million was offset against the cost of the assets.

19. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company receives certain services and purchases fuel, oil and other products on a competitive basis from subsidiaries of Ashland Inc., which totaled $3.6 million in 2000, $4.8 million in 1999 and $7.2 million in 1998. Management believes that charges between the Company and Ashland Inc. for services and purchases were transacted on terms equivalent to those prevailing among unaffiliated parties. At December 31, 2000, Ashland Inc. owned approximately 12% of the Company's outstanding shares of common stock. On August 3, 2000, the Company received a written notice from Ashland Inc. pursuant to which Ashland Inc. exercised its demand registration rights under a Registration Rights Agreement, dated April 4, 1997, by and among the Company, Ashland Inc., Carboex International, Limited (now Carboex, S.A.) and the certain Hunt entities and requested that its remaining 4,756,968 shares be sold by means of an underwritten offering. Such shares were sold subsequent to year-end.

As described in Note 1, the Company has a 65% ownership interest in Canyon Fuel which is accounted for on the equity method. The Company receives administration and production fees from Canyon Fuel for managing the Canyon Fuel operations. The fee arrangement is calculated annually and is approved by the Canyon Fuel Management Board. The production fee is calculated on a per-ton basis, while the administration fee represents the costs incurred by Arch Coal employees related to Canyon Fuel administrative matters. The fees recognized as other income by the Company and as expense by Canyon Fuel were $7.4 million, $7.0 million and $4.1 million for the years ended December 31, 2000, 1999 and 1998, respectively.

20. COMMITMENTS AND CONTINGENCIES

The Company leases equipment, land and various other properties under noncancelable long-term leases, expiring at various dates. Rental expense related to these operating leases amounted to $22.7 million in 2000, $42.2 million in 1999 and $28.0 million in 1998. The decrease in rental expense is the result of the purchase of several assets during 2000 out of a sale and leaseback arrangement entered into in 1998 (see additional discussion in Note 18, "Sale and Leaseback"). In addition, the Company recorded an obligation for non-cancelable lease payments at its Dal-Tex operation during 1999 (see additional discussion in Note 2, "Changes in Estimates and Other Non-recurring Revenues and Expenses"). The Company has also entered into various non-cancelable royalty lease agreements and federal lease bonus payments under which future minimum payments are due. On October 1, 1998, the Company was the successful bidder in a federal auction of certain mining rights in the 3,546- acre Thundercloud tract in the Powder River Basin of Wyoming. The Company's lease bonus bid amounted to $158 million for the tract, of which $31.6 million was paid on October 1, 1998 and $31.6 million was paid on January 3, 2000. The remaining lease bonus payments are reflected below under the caption "Royalties." The tract contains approximately 412 million tons of demonstrated coal reserves and is contiguous with the Company's Black Thunder mine. Geological surveys performed by outside consultants indicate that there are sufficient reserves relative to these properties to permit recovery of the Company's investment.

Minimum payments due in future years under these agreements in effect at December 31, 2000 are as follows:

                                                                                    Operating
                                                                                   Leases and    Capital
(in thousands)                                                         Leases       Royalties     Leases
========================================================================================================
2001                                                                 $ 16,990      $ 60,050     $  4,226
2002                                                                   12,431        62,773        3,756
2003                                                                   10,556        62,603        3,756
2004                                                                    6,619        30,205        3,756
2005                                                                    6,506        26,807        1,466
Thereafter                                                             15,616       177,089            -
--------------------------------------------------------------------------------------------------------
                                                                     $ 68,718      $419,527     $ 16,960
========================================================================================================

Less amount representing interest                                                               $  3,087
-------------------------------------------------------------------------------------------------------
Present value of net minimum lease payments under capital leases                                  13,873
Current portion                                                                                    2,525
--------------------------------------------------------------------------------------------------------
Long-term capitalized lease obligations                                                         $ 11,348
========================================================================================================

Property, plant and equipment at year-end include the following amounts for capitalized leases:

December 31 (in thousands)                                                                          2000
========================================================================================================
Plant and equipment                                                                             $ 15,228
Accumulated amortization                                                                           1,475
--------------------------------------------------------------------------------------------------------
                                                                                                $ 13,753
========================================================================================================

The Company is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. As of December 31, 2000, the Company had accrued $2.5 million related to a settlement with the U.S. Department of the Interior associated with the 1996 impoundment failure at Lone Mountain. The Company expects to make the settlement payment during the first quarter of 2001. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

The Company holds a 17.5% general partnership interest in Dominion Terminal Associates ("DTA"), which operates a ground storage-to-vessel coal transloading facility in Newport News, Virginia. DTA leases the facility from Peninsula Ports Authority of Virginia ("PPAV") for amounts sufficient to meet debt-service requirements. Financing is provided through $132.8 million of tax-exempt bonds issued by PPAV (of which the Company is responsible for 17.5%, or $23.2 million) which mature July 1, 2016. Under the terms of a throughput and handling agreement with DTA, each partner is charged its share of cash operating and debt-service costs in exchange for the right to use its share of the facility's loading capacity and is required to make periodic cash advances to DTA to fund such costs. On a cumulative basis, costs exceeded cash advances by $10.9 million at December 31, 2000 (included in other noncurrent liabilities). Future payments for fixed operating costs and debt service are estimated to approximate $3.3 million annually through 2015 and $26.0 million in 2016.

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


21.  CASH FLOW

The changes in operating assets and liabilities as shown in the consolidated statements of cash flows are comprised of the following:


Year ended December 31 (in thousands)                        2000        1999       1998
========================================================================================
Decrease (increase) in operating assets:
  Receivables                                          $   8,194   $  38,356   $ (35,464)
  Inventories                                             14,452       5,188       6,723
Increase (decrease) in operating liabilities:
  Accounts payable and accrued expenses                   (4,515)    (15,593)     30,229
  Income taxes                                            (2,683)    (76,952)    (35,057)
  Accrued postretirement benefits other than pension      (7,330)        440       6,813
  Accrued reclamation and mine closure                   (10,941)    (20,767)      1,936
  Accrued workers' compensation                          (26,597)       (143)        149
----------------------------------------------------------------------------------------
Changes in operating assets and liabilities            $ (29,420)  $ (69,471)  $ (24,671)
========================================================================================


22. ACCOUNTING DEVELOPMENT

In June 1998, the Financial Accounting Standards Board issued FAS 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. FAS 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. FAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. FAS 133 will not have a significant impact on the financial position or results of operations of the Company.

23. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial data for 2000 and 1999 is summarized below:

(in thousands)                                                 March 31/(1)/    June 30/(1)/      Sept. 30/(1)/    Dec. 31/(1)/
================================================================================================================================
2000:
  Coal sales, equity income and other revenues                   $ 357,801      $ 340,153           $ 359,289    $ 347,378
  Income from operations                                             2,898         19,966/(2)(3)/      15,851       35,269/(4)(5)/
Net income (loss)                                                  (15,027)        (2,125)             (5,198)       9,614
Basic and diluted earnings (loss) per common share/(9)/              (0.39)         (0.06)              (0.14)        0.25

1999:
  Coal sales, equity income and other revenues                   $ 421,126      $ 391,292           $ 382,236    $ 372,728
  Income (loss) from operations                                     13,983/(6)/    20,739              12,602     (374,350)/(8)/
  Income (loss) before cumulative effect of accounting change       (2,380)         2,459              (1,820)    (348,352)
Net income (loss)                                                    1,433/(7)/     2,459              (1,820)    (348,352)
Basic and diluted earnings (loss) per
  common share before cumulative effect of accounting change         (0.06)          0.06               (0.05)       (9.12)
Basic and diluted earnings (loss) per common share/(9)/               0.04           0.06               (0.05)       (9.12)

(1) At the West Elk underground mine in Gunnison County, Colorado, following the detection of combustion-related gases in a portion of the mine, the Company idled its operation on January 28, 2000. While it was idled, the Company incurred between $4 million and $6 million per month in after-tax losses at that mine. On July 12, 2000, after controlling the combustion-related gases, the Company resumed production at the West Elk mine and started to ramp up to normal levels of production. During the ramp-up process, the mine experienced geological conditions that hindered production during the fourth quarter. The Company recognized partial pre-tax insurance settlements of $12.0 million during each of the second and third quarters of 2000 and $7.0 million during the fourth quarter of 2000 which covered a portion of the losses incurred at West Elk during 2000. The Company expects to receive additional insurance payments under its property and business interruption policy. However, any additional recovery will depend on resolution of the claim with the insurance carrier, the timing of which is uncertain.

(2) During the second quarter of 2000, as a result of permit revisions at Arch of Illinois, the Company reduced its reclamation liability at Arch of Illinois by $7.8 million (pre-tax).

(3) During the second quarter of 2000, the IRS issued a notice outlining the procedures for obtaining tax refunds on certain excise taxes paid by the industry on export sales tonnage. The notice was the result of a 1998 federal court decision that found such taxes to be unconstitutional. The Company recorded $12.7 million of pre-tax income related to these excise tax recoveries.

(4) During the fourth quarter of 2000, as a result of adjustments to employee postretirement medical benefits, the Company recognized $9.8 million of pre- tax curtailment gains resulting from previously unrecognized postretirement benefit changes which occurred in prior years.

(5) During the fourth quarter of 2000, the Company settled certain workers' compensation liabilities with the State of West Virginia partially offset by adjusting other workers' compensation liabilities resulting in a net pre- tax gain of $13.0 million.

(6) During the first quarter of 1999, the Company recorded a charge of $6.5 million related to severance costs, obligations for non-cancelable lease payments and a change in the reclamation liability due to the shut-down of the Company's Dal-Tex operation.

(7) During the first quarter of 1999, the Company changed its depreciation method on preparation plants and loadouts and recorded a cumulative effect adjustment which increased income by $3.8 million (net of tax) from applying the new method for years prior to 1999.

(8) During the fourth quarter of 1999, the Company recorded a one-time pre-tax charge of $380.9 million to write-down the assets at its Dal-Tex, Hobet 21 and Coal-Mac operations and write-down certain other coal reserves in central Appalachia. Included in this charge was a $16.3 million pre-tax charge related to the restructuring of the Company's administrative work force and the closure of mines in Illinois, Kentucky and West Virginia.

(9) The sum of the quarterly earnings (loss) per common share amounts may not equal earnings (loss) per common share for the full year because per share amounts are computed independently for each quarter and for the year based on the weighted average number of common shares outstanding during each period.

                                                                     SCHEDULE II

                        ARCH COAL, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                      Additions
                           Balance at Charged to                        Balance
                           Beginning  Costs and                         at End
       Description          of Year    Expenses  Deductions(1) Other(2) of Year
       -----------         ---------- ---------- ------------- -------- -------
Year Ended December 31,
 2000.....................
  Reserves Deducted from
   Asset Accounts.........
    Other Assets--Other
     Notes and Accounts
     Receivable...........      541       --           482        --        59
    Current Assets--
     Supplies Inventory...   23,542     4,223        7,926        --    19,839
Year Ended December 31,
 1999.....................
  Reserves Deducted from
   Asset Accounts.........
    Other Assets--Other
     Notes and Accounts
     Receivable...........      582       325          366        --       541
    Current Assets--
     Supplies Inventory...   23,901     5,966        6,325        --    23,542
Year Ended December 31,
 1998.....................
  Reserves Deducted from
   Asset Accounts.........
    Other Assets--Other
     Notes and Accounts
     Receivable...........      471       306          195        --       582
    Current Assets--
     Supplies Inventory...   17,681     2,292        5,999      9,927   23,901

--------
(1) Reserves utilized, unless otherwise indicated.
(2) Balances acquired in the Arch Western transaction.

                              EXHIBIT INDEX

Exhibit No.                   Description
----------         ----------------------------------------------------------

   23.2            Consent of PricewaterhouseCoopers LLP
   23.3            Consent of Ernst & Young LLP