Form 10-Q
period 2001-03-31
ASHLAND INC
filed 2001-05-15
CIK 7694

==============================================================================




                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                 FORM 10-Q



             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934




                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

         At April 30, 2001, there were 69,787,134 shares of Registrant's Common Stock outstanding. One Right to purchase one-thousandth of a share of Series A Participating Cumulative Preferred Stock accompanies each outstanding share of Registrant's Common Stock.


==============================================================================

                       PART I - FINANCIAL INFORMATION


 ----------------------------------------------------------------------------------------------------------------------------------

 ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
 STATEMENTS OF CONSOLIDATED INCOME

 ---------------------------------------------------------------------------------------------------------------------------------
                                                                                  Three months ended           Six months ended
                                                                                       March 31                    March 31
                                                                                -----------------------     -----------------------
 (In millions except per share data)                                                2001         2000           2001          2000
 ----------------------------------------------------------------------------------------------------------------------------------
 REVENUES
     Sales and operating revenues                                                $ 1,659      $ 1,822        $ 3,537       $ 3,718
     Equity income                                                                   102           51            223            88
     Other income                                                                     17           22             31            36
                                                                                ----------   ----------     ----------    ---------
                                                                                   1,778        1,895          3,791         3,842
 COSTS AND EXPENSES
     Cost of sales and operating expenses                                          1,365        1,460          2,911         2,996
     Selling, general and administrative expenses                                    267          287            532           531
     Depreciation, depletion and amortization                                         59           58            117           115
                                                                                ----------   ----------     ----------    ---------
                                                                                   1,691        1,805          3,560         3,642
                                                                                ----------   ----------     ----------    ---------
 OPERATING INCOME                                                                     87           90            231           200
     Net interest and other financial costs                                          (43)         (45)           (89)          (88)
                                                                                ----------   ----------     ----------    ---------
 INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                44           45            142           112
     Income taxes                                                                    (18)         (20)           (57)          (47)
                                                                                ----------   ----------     ----------    ---------
 INCOME FROM CONTINUING OPERATIONS                                                    26           25             85            65
     Loss from discontinued operations (net of income taxes)                          (8)          (9)            (8)         (215)
     Gain (loss) on disposal of discontinued operations (net of income taxes)         33           (3)            33            (3)
                                                                                ----------  ----------     ----------    ---------
 INCOME (LOSS) BEFORE EXTRAORDINARY LOSS AND
     CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                           51           13            110          (153)
     Extraordinary loss on early retirement of debt (net of income taxes)              -           (2)             -            (2)
     Cumulative effect of accounting change (net of income taxes)                     (5)           -             (5)            -
                                                                                ----------   ----------     ----------    ---------
 NET INCOME (LOSS)                                                               $    46      $    11        $   105       $  (155)
                                                                                ==========   ==========     ==========    =========

 BASIC EARNINGS (LOSS) PER SHARE - Note A
     Income from continuing operations                                           $   .37      $   .35        $  1.22       $   .91
     Loss from discontinued operations                                              (.11)        (.12)          (.11)        (3.01)
     Gain (loss) on disposal of discontinued operations                              .46         (.04)           .46          (.04)
     Extraordinary loss on early retirement of debt                                    -         (.03)             -          (.03)
     Cumulative effect of accounting change                                         (.06)           -           (.07)            -
                                                                                ----------   ----------     ----------    ---------
     Net income (loss)                                                           $   .66      $   .16        $  1.50       $ (2.17)
                                                                                ==========   ==========     ==========    =========
 DILUTED EARNINGS (LOSS) PER SHARE - Note A
     Income from continuing operations                                           $   .37      $   .35        $  1.21       $   .91
     Loss from discontinued operations                                              (.11)        (.12)          (.11)        (3.01)
     Gain (loss) on disposal of discontinued operations                              .46         (.04)           .46          (.04)
     Extraordinary loss on early retirement of debt                                    -         (.03)             -          (.03)
     Cumulative effect of accounting change                                         (.06)           -           (.07)            -
                                                                                ----------   ----------     ----------    ---------
     Net income (loss)                                                           $   .66      $   .16        $  1.49       $ (2.17)
                                                                                ==========   ==========     ==========    =========

 DIVIDENDS PAID PER COMMON SHARE                                                 $  .275      $  .275        $   .55       $   .55




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


-----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------------------
                                                                               March 31         September 30            March 31
(In millions)                                                                      2001                 2000                2000
-----------------------------------------------------------------------------------------------------------------------------------

                               ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                 $      77            $      67            $     64
    Accounts receivable                                                           1,084                1,268               1,179
    Allowance for doubtful accounts                                                 (29)                 (25)                (21)
    Inventories - Note A                                                            503                  488                 519
    Deferred income taxes                                                           131                  135                 104
    Other current assets                                                            109                  198                 145
                                                                              ----------           ----------           ---------
                                                                                  1,875                2,131               1,990
INVESTMENTS AND OTHER ASSETS
    Investment in Marathon Ashland Petroleum LLC (MAP)                            2,307                2,295               2,189
    Cost in excess of net assets of companies acquired                              530                  537                 484
    Investment in Arch Coal - discontinued operations                                 -                   35                  36
    Other noncurrent assets                                                         387                  351                 308
                                                                              ----------           ----------           ---------
                                                                                  3,224                3,218               3,017
PROPERTY, PLANT AND EQUIPMENT
    Cost                                                                          2,941                2,879               2,935
    Accumulated depreciation, depletion and amortization                         (1,529)              (1,457)             (1,417)
                                                                              ----------           ----------           ---------
                                                                                  1,412                1,422               1,518
                                                                              ----------           ----------           ---------

                                                                              $   6,511            $   6,771            $  6,525
                                                                              ==========           ==========           =========
                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Debt due within one year                                                  $     266            $     327            $    413
    Trade and other payables                                                      1,119                1,330               1,196
    Income taxes                                                                     31                   42                 103
                                                                              ----------           ----------           ---------
                                                                                  1,416                1,699               1,712
NONCURRENT LIABILITIES
    Long-term debt (less current portion)                                         1,889                1,899               1,947
    Employee benefit obligations                                                    375                  383                 415
    Deferred income taxes                                                           262                  288                  87
    Reserves of captive insurance companies                                         185                  179                 194
    Other long-term liabilities and deferred credits                                369                  358                 346
    Commitments and contingencies - Note E
                                                                              ----------           ----------           ---------
                                                                                  3,080                3,107               2,989

COMMON STOCKHOLDERS' EQUITY                                                       2,015                1,965               1,824
                                                                              ----------           ----------           ---------
                                                                              $   6,511            $   6,771            $  6,525
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



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



 ----------------------------------------------------------------------------------------------------------------------------------

 ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
 STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS' EQUITY

 ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Accumulated
                                                                                                                other
                                                          Common        Paid-in       Retained          comprehensive
(In millions)                                              stock        capital       earnings                   loss         Total
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT OCTOBER 1, 1999                              $     72       $    464      $   1,710       $           (46)       $ 2,200
   Total comprehensive income (loss) (1)                                                  (155)                   (8)          (163)
   Dividends
     Cash                                                                                  (39)                                 (39)
     Spin-off of Arch Coal shares                                                         (123)                                (123)
   Issued common stock for
     acquisitions of other companies                                          1                                                   1
   Repurchase of common stock                                 (2)           (50)                                                (52)
                                                        ---------      ---------     ----------      ----------------       --------
BALANCE AT MARCH 31, 2000                               $     70       $    415      $   1,393       $           (54)       $ 1,824
                                                        =========      =========     ==========      ================       ========

BALANCE AT OCTOBER 1, 2000                              $     70       $    388      $   1,579       $           (72)       $ 1,965
   Total comprehensive income (1)                                                          105                   (16)            89
   Cash dividends                                                                          (38)                                 (38)
   Issued common stock under
     stock incentive plans                                                   10                                                  10
   Repurchase of common stock                                               (11)                                                (11)
                                                        ---------      ---------     ----------      ----------------       --------
BALANCE AT MARCH 31, 2001                               $     70       $    387      $   1,646       $           (88)       $ 2,015
                                                        =========      =========     ==========      ================       ========

 ----------------------------------------------------------------------------------------------------------------------------------
  (1)  Reconciliations of net income (loss) to total comprehensive income (loss) follow.


                                                                          Three months ended              Six months ended
                                                                               March 31                       March 31
                                                                       ---------------------------    ---------------------------
          (In millions)                                                      2001           2000            2001           2000
          -----------------------------------------------------------------------------------------------------------------------

          Net income (loss)                                            $       46      $      11      $      105      $    (155)
          Unrealized translation adjustments                                   (9)            (4)            (19)           (14)
            Related tax benefit                                                 1              2               3              6
                                                                       -----------     -----------    -----------     -----------
          Total comprehensive income (loss)                            $       38      $       9      $       89      $    (163)
                                                                       ===========     ===========    ===========     ===========

          -----------------------------------------------------------------------------------------------------------------------
       At March 31, 2001, the accumulated other comprehensive loss was comprised of net unrealized translation losses of $80 million and a minimum pension liability of $8 million.




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                     4

---------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Six months ended
                                                                                                            March 31
                                                                                                 --------------------------------
(In millions)                                                                                        2001                 2000
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM CONTINUING OPERATIONS
    Income from continuing operations                                                            $     85             $     65
    Expense (income) not affecting cash
      Depreciation, depletion and amortization                                                        117                  115
      Deferred income taxes                                                                            23                  (24)
      Equity income from affiliates                                                                  (223)                 (88)
      Distributions from equity affiliates                                                            212                   68
      Other items                                                                                       1                    -
    Change in operating assets and liabilities (1)                                                    (65)                  64
                                                                                                 -----------          -----------
                                                                                                      150                  200

CASH FLOWS FROM FINANCING
    Proceeds from issuance of long-term debt                                                           52                  737
    Proceeds from issuance of common stock                                                              6                    -
    Repayment of long-term debt                                                                       (73)                (356)
    Repurchase of common stock                                                                        (11)                 (52)
    Increase (decrease) in short-term debt                                                            (50)                 129
    Dividends paid (2)                                                                                (38)                 (39)
                                                                                                 -----------          -----------
                                                                                                     (114)                 419

CASH FLOWS FROM INVESTMENT
    Additions to property, plant and equipment                                                       (109)                (136)
    Purchase of operations - net of cash acquired (3)                                                 (18)                (550)
    Proceeds from sale of operations                                                                    8                    -
    Other - net                                                                                         7                   19
                                                                                                 -----------          -----------
                                                                                                     (112)                (667)
                                                                                                 -----------          -----------
CASH USED BY CONTINUING OPERATIONS                                                                    (76)                 (48)
    Cash provided by discontinued operations                                                           86                    2
                                                                                                 -----------          -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                       10                  (46)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                        67                  110
                                                                                                 -----------          -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                        $     77             $     64
                                                                                                 ===========          ===========

---------------------------------------------------------------------------------------------------------------------------------
(1)  Excludes changes resulting from operations acquired or sold.
(2)  The 2000 amount excludes the dividend of Arch Coal shares to Ashland shareholders which resulted in a $123 million charge to retained earnings.
(3)  Amounts exclude  acquisitions  through the issuance of common stock of
     $1 million in 2000.



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

-----------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

-----------------------------------------------------------------------------

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

         INTERIM FINANCIAL REPORTING

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Although such statements are subject to any year-end audit adjustments which may be necessary, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. Results of operations for the periods ended March 31, 2001, are not necessarily indicative of results to be expected for the year ending September 30, 2001.

         INVENTORIES

           --------------------------------------------------------------------------------------------------------------------
                                                                             March 31        September 30            March 31
           (In millions)                                                         2001                2000                2000
           --------------------------------------------------------------------------------------------------------------------
           Chemicals and plastics                                             $   373              $  375              $  385
           Construction materials                                                  83                  80                  79
           Petroleum products                                                      64                  52                  56
           Other products                                                          50                  45                  54
           Supplies                                                                 7                   7                   7
           Excess of replacement costs over LIFO carrying values                  (74)                (71)                (62)
                                                                              --------             -------             -------
                                                                              $   503              $  488              $  519
                                                                              ========             =======             =======
         EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (EPS) from continuing operations.

            -------------------------------------------------------------------------------------------------------------------
                                                                           Three months ended             Six months ended
                                                                                March 31                      March 31
                                                                          -----------------------       -----------------------
            (In millions except per share data)                               2001         2000              2001         2000
            --------------------------------------------------------------------------------------------------------------------
            NUMERATOR
            Numerator for basic and diluted EPS - Income from
               continuing operations                                      $     26     $     25         $      85     $     65
                                                                          ==========   ==========       ===========   ==========
            DENOMINATOR
            Denominator for basic EPS - Weighted average
               common shares outstanding                                        70           71                70           71
            Common shares issuable upon exercise of stock options                -            -                 -            -
                                                                          ----------   ----------       -----------   ----------
            Denominator for diluted EPS - Adjusted weighted
               average shares and assumed conversions                           70           71                70           71
                                                                          ==========   ==========       ===========   ==========

            BASIC EPS FROM CONTINUING OPERATIONS                          $    .37     $    .35         $    1.22     $    .91
            DILUTED EPS FROM CONTINUING OPERATIONS                        $    .37     $    .35         $    1.21     $    .91


-----------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

-----------------------------------------------------------------------------

NOTE A - SIGNIFICANT ACCOUNTING POLICIES (continued)

         ACCOUNTING CHANGE

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities." FAS 133 was subsequently amended by two other statements and is required to be adopted in years beginning after June 15, 2000. Because of Ashland's minimal use of derivatives, FAS 133 did not have a significant effect on Ashland's financial position or results of operations when it was adopted on October 1, 2000. MAP's adoption of FAS 133 on January 1, 2001, resulted in a $20 million pretax loss from the cumulative effect of this accounting change. Ashland's share of the pretax loss amounted to $7 million which, net of income tax benefits of $2 million, resulted in a loss of $5 million from the cumulative effect of this accounting change.

NOTE B - DISCONTINUED OPERATIONS

         In March 2000, Ashland distributed 17.4 million shares of its Arch Coal Common Stock to Ashland's shareholders. Ashland sold its remaining 4.7 million Arch Coal shares in February 2001 for $86 million (after underwriting commissions). Such sale resulted in a pretax gain on disposal of discontinued operations of $49 million ($33 million after income taxes). In the March 2000 quarter, Ashland accrued $5 million of costs related to the spin-off and an offsetting tax benefit of $2 million.

         Results from Arch Coal through March 2000 are shown as discontinued operations. Components of the loss from discontinued operations are presented in the following table. Results for the quarter ended March 31, 2001, also included accruals of $13 million for estimated costs associated with other operations previously discontinued. Results for the six months ended March 31, 2000, included a net loss of $203 million related to asset impairment and restructuring costs, largely due to the write-down of assets at Arch's Dal-Tex and Hobet 21 mining operations and certain coal reserves in central Appalachia.

          ----------------------------------------------------------------------------------------------------------------------
                                                                         Three months ended               Six months ended
                                                                              March 31                        March 31
                                                                     --------------------------      ---------------------------
           (In millions)                                                  2001           2000              2001          2000
          ----------------------------------------------------------------------------------------------------------------------
           Revenues - Equity loss                                     $      -       $     (9)        $       -      $    (246)
           Costs and expenses - SG&A expenses                              (13)            (1)              (13)            (1)
                                                                     -----------    -----------      ------------   ------------
           Operating loss                                                  (13)           (10)              (13)          (247)
           Income tax benefit                                                5              1                 5             32
                                                                     -----------    -----------      ------------   ------------
           Loss from discontinued operations                          $     (8)      $     (9)        $      (8)     $    (215)
                                                                     ===========    ===========      ============   ============

NOTE C - EXTRAORDINARY LOSS

         During the quarter ended March 31, 2000, Ashland refunded $36 million of pollution control revenue bonds and prepaid $285 million of the $600 million floating-rate debt used to fund the acquisition of the U.S. construction operations of Superfos a/s. The write-off of unamortized deferred debt issuance expenses and a redemption premium on the bonds resulted in pretax charges totaling $3 million which, net of income tax benefits of $1 million, resulted in an extraordinary loss on early retirement of debt of $2 million.

NOTE D- UNCONSOLIDATED AFFILIATES

         Ashland is required by Rule 3-09 of Regulation S-X to file separate financial statements for its significant unconsolidated affiliate, Marathon Ashland Petroleum LLC (MAP). Ashland's ownership position in Arch

-----------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

-----------------------------------------------------------------------------

NOTE D- UNCONSOLIDATED AFFILIATES (continued)

         Coal, Inc. met those same filing requirements prior to the spin-off and sale described in Note B. Financial statements for MAP and Arch Coal for the year ended December 31, 2000, were filed on a Form 10-K/A on March 30, 2001. Unaudited income statement information for MAP is shown below.

         MAP is organized as a limited liability company that has elected to be taxed as a partnership. Therefore, the parents are responsible for income taxes applicable to their share of MAP's taxable income. The net income reflected below for MAP does not include any provision for income taxes incurred by its parents.

           -------------------------------------------------------------------------------------------------------------------
                                                                        Three months ended              Six months ended
                                                                             March 31                       March 31
                                                                    ----------------------------   ---------------------------
           (In millions)                                                 2001          2000            2001            2000
           -------------------------------------------------------------------------------------------------------------------
           Sales and operating revenues                              $  6,747       $ 6,448        $ 14,110       $  12,372
           Income from operations                                         284           147             611             253
           Income before cumulative effect of accounting change           283           146             613             257
           Net income                                                     263           146             593             257
           Ashland's equity income                                        101            49             220              85

NOTE E- LITIGATION, CLAIMS AND CONTINGENCIES

         Ashland is subject to various federal, state and local environmental laws and regulations that require remediation efforts at multiple locations. At March 31, 2001, such locations included 90 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, approximately 100 current and former operating facilities (including certain operating facilities conveyed to MAP) and numerous service station properties. Consistent with its accounting policy for environmental costs, Ashland's reserves for environmental assessments and remediation efforts amounted to $154 million at March 31, 2001. None of the remediation sites is individually material as the largest reserve for any identified site is under $10 million. Such amounts reflect Ashland's estimates of the most likely costs which will be incurred over an extended period to remediate identified environmental conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.

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

         Ashland and its subsidiaries are parties to numerous actions, including claims, lawsuits and environmental matters, some of which are for substantial amounts. While these actions are being contested, their outcome is not predictable with assurance and could be material. However, Ashland does not believe that any liability resulting from the above actions, after taking into consideration its insurance coverage, contributions by other responsible parties and amounts already provided for, will have a material adverse effect on its consolidated financial position, cash flows or liquidity. Ashland's exposure to adverse developments with respect to any individual matter is not expected to be material, and these matters are in various stages of the ongoing assessment process. Although such actions could have a material effect on results of operations if a series of adverse developments occurs in a particular quarter or fiscal year, Ashland believes that the chance of such developments occurring in the same quarter or fiscal year is remote.


------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

------------------------------------------------------------------------------------------------------------------------------------
                                                                        Three months ended                    Six months ended
                                                                             March 31                             March 31
                                                                  -----------------------------       ------------------------------
(In millions)                                                             2001             2000               2001             2000
------------------------------------------------------------------------------------------------------------------------------------
REVENUES
   Sales and operating revenues
     APAC                                                           $      384       $      431         $    1,005       $    1,036
     Ashland Distribution                                                  726              812              1,457            1,580
     Ashland Specialty Chemical                                            304              323                615              637
     Valvoline                                                             267              286                508              524
     Intersegment sales
       Ashland Distribution                                                 (7)              (9)               (14)             (19)
       Ashland Specialty Chemical                                          (15)             (20)               (33)             (39)
       Valvoline                                                             -               (1)                (1)              (1)
                                                                   ------------     ------------       ------------     ------------
                                                                         1,659            1,822              3,537            3,718
   Equity income
     Ashland Specialty Chemical                                              1                1                  3                2
     Valvoline                                                               -                1                  -                1
     Refining and Marketing                                                101               49                220               85
                                                                   ------------     ------------       ------------     ------------
                                                                           102               51                223               88
   Other income
     APAC                                                                    3                5                  5                6
     Ashland Distribution                                                    2                3                  4                5
     Ashland Specialty Chemical                                              8                7                 15               13
     Valvoline                                                               2                2                  3                3
     Refining and Marketing                                                  -                2                  -                5
     Corporate                                                               2                3                  4                4
                                                                   ------------     ------------       ------------     ------------
                                                                            17               22                 31               36
                                                                   ------------     ------------       ------------     ------------
                                                                    $    1,778       $    1,895         $    3,791       $    3,842
                                                                   ============     ============       ============     ============
OPERATING INCOME
   APAC                                                             $      (38)      $        1         $      (25)      $       38
   Ashland Distribution                                                     14               14                 24               27
   Ashland Specialty Chemical                                               17               24                 36               53
   Valvoline                                                                19               23                 29               34
   Refining and Marketing (1)                                               96               45                204               78
   Corporate                                                               (21)             (17)               (37)             (30)
                                                                   ------------     ------------       ------------     ------------
                                                                    $       87       $       90         $      231       $      200
                                                                   ============     ============       ============     ============


------------------------------------------------------------------------------------------------------------------------------------

(1) Includes Ashland's equity income from MAP, amortization of Ashland's excess investment in MAP, and certain retained refining and marketing activities.


------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

------------------------------------------------------------------------------------------------------------------------------------
                                                                            Three months ended               Six months ended
                                                                                 March 31                        March 31
                                                                       ----------------------------    -----------------------------
                                                                            2001            2000             2001            2000
------------------------------------------------------------------------------------------------------------------------------------
OPERATING INFORMATION
   APAC
     Construction backlog at March 31 (millions)                                                        $   1,856        $  1,388
     Hot mix asphalt production (million tons)                               4.1             5.2             12.6            14.0
     Aggregate production (million tons)                                     5.5             5.5             11.4            11.9
     Ready-mix concrete production (thousand cubic yards)                    460             629              983           1,226
   Ashland Distribution (1)
     Sales per shipping day (millions)                                  $   11.3        $   12.5        $    11.7        $   12.5
     Gross profit as a percent of sales                                     16.4%           15.5%            16.0%           15.6%
   Ashland Specialty Chemical (1)
     Sales per shipping day (millions)                                  $    4.8        $    5.0        $     4.9        $    5.1
     Gross profit as a percent of sales                                     34.0%           34.4%            34.0%           35.2%
   Valvoline lubricant sales (thousand barrels per day)                     11.6            13.3             11.0            12.3
   Refining and Marketing (2)
     Crude oil refined (thousand barrels per day)                          869.9           851.4            863.3           837.8
     Consolidated refined products sold (thousand barrels per day) (3)   1,253.0         1,218.6          1,280.9         1,269.6
     Refining and wholesale marketing margin (per barrel) (4)           $   3.63        $   1.84        $    3.69        $   1.43
     Speedway SuperAmerica (SSA) retail outlets at March 31                                                 2,183           2,420
     SSA gasoline and distillate sales (millions of gallons)               1,054           1,113            2,186           2,247
     SSA gross margin - gasoline and distillates (per gallon)           $ 0.0958        $ 0.1079        $  0.1021        $ 0.1122
     SSA merchandise sales (millions)                                   $    528        $    533        $   1,086        $  1,063
     SSA merchandise margin (as a percent of sales)                         24.5%           24.3%            24.7%           26.1%
------------------------------------------------------------------------------------------------------------------------------------

(1) Sales are defined as sales and operating revenues. Gross profit is defined as sales and operating revenues, less cost of sales and operating expenses, less depreciation and amortization relative to manufacturing assets.
(2) Amounts represent 100 percent of the volumes of MAP, in which Ashland owns a 38 percent interest.
(3) Total volume of all refined product sales to MAP's wholesale, branded and retail (SSA) customers.
(4) Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation.

------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------------------------------------------------

RESULTS OF OPERATIONS

         Current Quarter - Ashland's income from continuing operations was $26 million for the quarter ended March 31, 2001, compared to $25 million for the quarter ended March 31, 2000. The impact of improved refining margins for Marathon Ashland Petroleum (MAP), was largely offset by a decline in operating income from Ashland's wholly owned businesses.

         Year-to-Date - For the six months ended March 31, 2001, Ashland recorded income from continuing operations of $85 million, compared to $65 million for the six months ended March 31, 2000. Record operating income of $231 million for the 2001 period reflects improved refining margins for MAP, partially offset by a decline in operating income from each of Ashland's wholly owned businesses.

         APAC

         Current Quarter - APAC's construction operations recorded an operating loss of $38 million for the March 2001 quarter, compared to operating income of $1 million for the March 2000 quarter. Included in the current quarter's results is a charge of $15 million to correct improper recognition of construction contract earnings at one of APAC's 46 divisions. During a recent internal investigation of financial activities at the Manassas, Virginia division, it was discovered that its earnings had been intentionally overstated. Preliminary indications are that the problems relate primarily to the recognition of revenues and failure to recognize certain costs over a period of two to three years. There is no current evidence of any impact on outside parties, customers or suppliers. Ashland is taking appropriate steps to address this issue and will take whatever further actions are necessary based on the results of a comprehensive investigation. Ashland has retained Deloitte & Touche to conduct an independent review of this matter, as well as APAC's overall business processes, financial accounting controls and opportunities for improvement. Local management of the Manassas division has been replaced.

         Poor weather was also a major factor in APAC's operating loss. Road construction activity levels were materially lower than usual for the March quarter. Net revenue (total revenue less subcontract costs) declined 19% from the prior year period, while production of hot mix asphalt declined 21% and ready-mix concrete production declined 27%. The weather conditions under which the construction materials were produced (extreme cold and precipitation) made the production process inefficient, with crews starting and stopping in response to weather conditions. Earnings from the asphalt plants were also adversely affected as increased costs for liquid asphalt, fuel and power were not fully recovered in APAC's hot mix asphalt prices. Work interrupted by poor weather remains under contract and is a factor in the 34% increase in APAC's construction backlog to $1.9 billion at March 31, 2001.

         Year-to-Date - For the six months ended March 31, 2001, APAC reported an operating loss of $25 million, compared to operating income of $38 million for the same period of 2000. The decrease reflects the $15 million charge for the Manassas division described above, unusually severe weather since November 2000, and increased costs for liquid asphalt, fuel and power. Despite several acquisitions and significant growth in APAC's other operations, net revenues declined 11%, production of hot mix asphalt declined 10%, crushed aggregate production declined 4%, and ready-mix concrete production declined 20% from the 2000 period.

------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

------------------------------------------------------------------------------

         ASHLAND DISTRIBUTION

         Current Quarter - Ashland Distribution's operating income of $14 million was even with last year's March quarter, despite unit volume declines resulting from the weak economy. Margin improvement and cost reduction initiatives successfully counteracted much of the impact of lower demand and contributed to improved performance from chemical and European thermoplastics distribution. Environmental services' results also improved. Offsetting these improvements were lower demand-driven volumes and reduced prices in North American commodity product lines, impacting the thermoplastics and fiber-reinforced plastics businesses.

         Year-to-Date - For the six months ended March 31, 2001, Ashland Distribution reported operating income of $24 million, compared to $27 million for the same period of 2000. Improvements in chemical and European thermoplastics distribution were more than offset by declines in North American thermoplastics and fiber-reinforced plastics, with the same factors described in the current quarter comparison accounting for the fluctuations.

         ASHLAND SPECIALTY CHEMICAL

         Current Quarter - For the quarter ended March 31, 2001, Ashland Specialty Chemical reported operating income of $17 million, compared to $24 million reported for the March 2000 quarter. Sluggish demand in transportation and construction markets continues to adversely affect results from four of Ashland's specialty chemical businesses. Unit volumes and margins were down for unsaturated polyester resins, foundry chemicals, specialty adhesives and maleic anhydride. On the positive side, earnings from electronic chemicals, industrial water treatment and marine chemicals were up. Sales volumes increased for all three units, and electronic chemicals and marine chemicals are also benefiting from higher margins.

         In keeping with its strategy to pursue selected acquisitions, Ashland completed the purchase of Neste Polyester's business and assets from Dynea Oy, formerly Norkemi Oy, effective April 30. This acquisition will advance Ashland to a worldwide market leadership position in unsaturated polyester resins and gelcoats.

         Year-to-Date - For the six months ended March 31, 2001, Ashland Specialty Chemical reported operating income of $36 million, compared to $53 million for the first six months of 2000. The same factors described in the current quarter comparison are responsible for the decline in the year-to-date results.

         VALVOLINE

         Current Quarter - For the quarter ended March 31, 2001, Valvoline reported operating income of $19 million, compared to $23 million for the March 2000 quarter. The decrease was primarily the result of lower sales volumes of R-12 automotive refrigerant during the March 2001 quarter. Last year, Valvoline experienced unusually strong early season sales of R-12, while this year volumes have been more in line with normal trends. This decline is expected to be temporary, as R-12 sales are expected to improve in the June quarter. In addition, higher raw materials costs led to margin compression for antifreeze and automotive chemicals. Earnings from the core North American lubricants business and Eagle One improved, while results from Valvoline Instant Oil change (VIOC) declined, reflecting reduced car counts in this year's results and gains on the sale of certain service centers reported in last year's results.

------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

------------------------------------------------------------------------------

         VALVOLINE (CONTINUED)

         Year-to-Date - For the six months ended March 31, 2001, Valvoline reported operating income of $29 million, compared to $34 million for the same period of 2000. The same factors described in the current quarter comparison are responsible for the decline in the year-to-date results.

         REFINING AND MARKETING

         Current Quarter - Operating income from Refining and Marketing amounted to $96 million for the quarter ended March 31, 2001, compared to $45 million for the quarter ended March 31, 2000. Results for both periods include Ashland's 38% share of MAP's earnings, amortization of Ashland's excess investment in MAP, and results of certain retained refining and marketing activities. MAP experienced strong refining margins for much of the quarter, offsetting the impact of compressed retail margins and higher operating and administrative expenses, including costs related to MAP's variable pay plan. Increased demand from utilities and home-heating oil customers spurred distillate values. At the same time, Midwest gasoline markets tightened on concerns that demand in the upcoming driving season will again exceed supplies. MAP's refining and wholesale marketing margin increased $1.79 per barrel, accounting for a $76 million improvement in Ashland's operating income. However, gasoline and distillate gross margins for MAP's Speedway SuperAmerica (SSA) retail marketing group declined 1.21 cents per gallon, reducing Ashland's operating income by $7 million.

         During the quarter, MAP announced two transactions that will strengthen its retail marketing operations. The planned acquisition of convenience stores from Welsh Inc. will expand coverage in northwestern Indiana and southwestern Michigan. MAP also signed a letter of intent with Pilot Corporation to form a joint venture involving each company's travel center/truck stop operations. The new company, of which MAP would own 50 percent, would initially operate a nationwide chain of about 250 travel centers.

         Year-to-Date - Operating income from Refining and Marketing amounted to $204 million for the six months ended March 31, 2001, compared to $78 million for the six months ended March 31, 2000. The increase reflects strong refining margins, partially offset by compressed retail margins and higher operating and administrative expenses, including costs related to MAP's variable pay plan. MAP's refining and wholesale marketing margin increased $2.26 per barrel, accounting for a $197 million increase in Ashland's operating income. SSA's gasoline and distillate gross margin declined 1.01 cents per gallon, reducing Ashland's operating income by $11 million, while a decline in SSA's merchandise margins accounted for a $4 million reduction. These reductions were partially offset by a gain on the sale of 134 SSA non-core stores, which added $7 million to Ashland's operating income.

         CORPORATE

         Corporate expenses amounted to $21 million in the quarter ended March 31, 2001, compared to $17 million for the quarter ended March 31, 2000. Corporate expenses on a year-to-date basis amounted to $37 million in the 2001 period, compared to $30 million in the 2000 period. The higher level of expenses reflects increased deferred compensation costs in the current year periods, as well as environmental insurance recoveries included in the December 1999 quarter.

------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

------------------------------------------------------------------------------

         NET INTEREST AND OTHER FINANCIAL COSTS

         For the quarter ended March 31, 2001, net interest and other financial costs totaled $43 million, compared to $45 million for the March 2000 quarter. For the year-to-date, net interest and other financial costs amounted to $89 million in the 2001 period, compared to $88 million in the 2000 period. Interest costs are down $8 million for the quarter and $12 million for the six months, reflecting reduced debt levels. Interest income is down $3 million for the quarter and $7 million for the six months, reflecting interest income in the 2000 periods on the note receivable from Industri Kapital that was received in the series of transactions associated with the acquisition of the U.S. construction operations of Superfos. Other financial costs are up $3 million in the quarter and $6 million for the six months, reflecting costs associated with the sale of $150 million of receivables under a program initiated in March 2000.

         DISCONTINUED OPERATIONS

         As described in Note B to the Condensed Consolidated Financial Statements, Ashland distributed to Ashland shareholders the major portion of its common shares of Arch Coal in March 2000. The spin-off resulted in no gain or loss, but Ashland accrued $3 million in after-tax costs related to the transaction. In February 2001, Ashland sold its remaining shares in Arch Coal resulting in an after-tax gain of $33 million. Results for Arch Coal through March 2000 are shown as discontinued operations.

         Current Quarter - Results for the quarter ended March 31, 2001, included after-tax accruals of $8 million for estimated costs associated with other operations previously discontinued. The operations of Arch Coal resulted in a net loss to Ashland of $9 million in the quarter ended March 31, 2000. The loss reflected continued weakness in U.S. coal markets and losses from Arch's West Elk mine in Colorado, which was idled January 28, 2000, when higher than normal levels of combustion-related gases were detected in the mine.

         Year-to-Date - Results for the six months ended March 31, 2001, included after-tax accruals of $8 million for estimated costs associated with other operations previously discontinued. For the six months ended March 31, 2000, Ashland recorded a net loss of $215 million from its investment in Arch Coal. The loss included a $203 million net charge in the December 1999 quarter related to asset impairment and restructuring costs. The charge was largely due to the write-down of assets at Arch's Dal-Tex and Hobet 21 mining operations and certain coal reserves in central Appalachia.

         EXTRAORDINARY LOSS

         During the quarter ended March 31, 2000, Ashland refunded $36 million of pollution control revenue bonds and prepaid $285 million of the $600 million floating-rate debt used to fund the acquisition of the U.S. construction operations of Superfos a/s. The write-off of unamortized deferred debt issuance expenses and a redemption premium on the bonds resulted in pretax charges totaling $3 million which, net of income tax benefits of $1 million, resulted in an extraordinary loss on early retirement of debt of $2 million.

         CUMULATIVE EFFECT OF ACCOUNTING CHANGE

         As described in Note A to the Condensed Consolidated Financial Statements, in the March 2001 quarter Ashland recognized an after-tax loss of $5 million from MAP's adoption of FAS 133.

------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

------------------------------------------------------------------------------

FINANCIAL POSITION

         LIQUIDITY

         Ashland's financial position has enabled it to obtain capital for its financing needs and to maintain investment grade ratings on its senior debt of Baa2 from Moody's and BBB from Standard & Poor's. Ashland has two revolving credit agreements providing for up to $425 million in borrowings, neither of which was used during the six months ended March 31, 2001. Under a shelf registration, Ashland can also issue an additional $300 million in debt and equity securities should future opportunities or needs arise. Furthermore, Ashland has access to various uncommitted lines of credit and commercial paper markets, under which $195 million of short-term borrowings were outstanding at March 31, 2001. While the revolving credit agreements contain a covenant limiting new borrowings, Ashland could have increased its borrowings (including any borrowings under these agreements) by up to $868 million at March 31, 2001. Additional permissible borrowings are increased or decreased by 150% of any increases or decreases in stockholders' equity.

         Cash flows from continuing operations, a major source of Ashland's liquidity, amounted to $150 million for the six months ended March 31, 2001, compared to $200 million for the six months ended March 31, 2000. The 2000 period included $150 million from sales of receivables (reflected as part of the net change in operating assets and liabilities) under the new program initiated in March 2000. Partially offsetting the resulting period-to-period decline were increased cash distributions from MAP ($210 million in 2001, compared to $68 million in 2000). Ashland's cash flows from continuing operations exceeded its capital requirements for net property additions and dividends by $7 million for the six months ended March 31, 2001.

         Operating working capital (accounts receivable and inventories, less trade and other payables) at March 31, 2001, was $439 million, compared to $401 million at September 30, 2000, and $481 million at March 31, 2000. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 80% of current liabilities at March 31, 2001, compared to 77% at September 30, 2000, and 71% at March 31, 2000. Ashland's working capital is affected by its use of the LIFO method of inventory valuation, which valued inventories $74 million below their replacement costs at March 31, 2001.

         CAPITAL RESOURCES

         For the six months ended March 31, 2001, property additions amounted to $109 million, compared to $136 million for the same period last year. Property additions and cash dividends for the remainder of fiscal 2001 are estimated at $115 million and $38 million. At March 31, 2001, Ashland had remaining authority to purchase 2.3 million shares of its common stock in the open market. The number of shares ultimately purchased and the prices Ashland will pay for its stock are subject to periodic review by management. Ashland anticipates meeting its remaining 2001 capital requirements for property additions, dividends and scheduled debt repayments of $20 million from internally generated funds. However, external financing may be necessary to provide funds for acquisitions or purchases of common stock.

         At March 31, 2001, Ashland's debt level amounted to $2.2 billion, essentially the same as the level at September 30, 2000. Debt as a percent of capital employed was 52% at March 31, 2001, compared to 53% at the end of fiscal 2000. At March 31, 2001, Ashland's debt included $334 million of floating-rate obligations, including $195 million of short-term borrowings and $139 million of long-term debt. In

------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

------------------------------------------------------------------------------

         CAPITAL RESOURCES (CONTINUED)

         addition, Ashland's costs under its sale of receivables program and various operating leases are based on the floating-rate interest costs on $255 million of third-party debt underlying those transactions. As a result, Ashland was exposed to fluctuations in short-term interest rates on $589 million of debt obligations at March 31, 2001.

OUTLOOK

         Looking ahead to the second half of fiscal 2001, supply and demand fundamentals for Midwest petroleum markets continue to suggest a strong performance for refining and marketing. However, the outlook for Ashland's wholly owned businesses remains mixed. APAC is off to a slow start, and its results will likely fall well short of those achieved last year. Weakness in the manufacturing sector of the economy continues to adversely affect the volumes and margins for certain parts of Ashland Specialty Chemical. The same is true of Ashland Distribution, although realizing the benefits of margin improvement initiatives will mitigate some of the impact. Valvoline's performance continues to be on track with Ashland's expectations. For the full year, combined profits from Ashland's wholly owned businesses are likely to be lower than last year's results. But given the excellent outlook for MAP, Ashland is quite optimistic about its prospects for the balance of fiscal 2001.

ENVIRONMENTAL MATTERS

         Federal, state and local laws and regulations relating to the protection of the environment have resulted in higher operating costs and capital investments by the industries in which Ashland operates. Because of the continuing trends toward greater environmental awareness and ever increasing regulations, Ashland believes that expenditures for environmental compliance will continue to have a significant effect on its businesses. Although it cannot accurately predict how such trends will affect future operations and earnings, Ashland believes the nature and significance of its ongoing compliance costs will be comparable to those of its competitors. For information on certain specific environmental proceedings and investigations, see the "Legal Proceedings" section of this Form 10-Q. For information regarding environmental reserves, see Note E to the Condensed Consolidated Financial Statements.

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

         While the ultimate costs are not predictable with assurance and could be material, Ashland does not believe that any liability resulting from environmental matters, after taking into consideration its insurance coverage, contributions by other responsible parties and amounts already provided for, will have a material adverse effect on its consolidated financial position, cash flows or liquidity. Ashland's exposure to adverse developments with respect to any individual matter is not expected to be material, and these matters are in various stages of the ongoing assessment process. Although such matters could have a material effect on results of operations if a series of adverse developments occurs in a particular quarter or fiscal year,

------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

------------------------------------------------------------------------------

ENVIRONMENTAL MATTERS (CONTINUED)

         Ashland believes that the chance of such developments occurring in the same quarter or fiscal year is remote.

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

FORWARD LOOKING STATEMENTS

         Management's Discussion and Analysis (MD&A) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, with respect to various information in the Results of Operations, Capital Resources, Outlook and Conversion to the Euro sections of this MD&A. Estimates as to operating performance and earnings are based upon a number of assumptions, including those mentioned in MD&A. Such estimates are also based upon internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, weather, operating efficiencies and economic conditions, such as prices, supply and demand and cost of raw materials. Successful completion of the transactions mentioned in MD&A may be impacted by the required receipt of government and third party approvals, the completion of due diligence, and the execution and performance of definitive agreements. Although Ashland believes its expectations are based on reasonable assumptions, it cannot assure the expectations reflected in MD&A will be achieved. This forward-looking information may prove to be inaccurate and actual results may differ significantly from those anticipated if one or more of the underlying assumptions or expectations proves to be inaccurate or is unrealized or if other unexpected conditions or events occur. Other factors and risks affecting Ashland are contained in Risks and Uncertainties in Note A to the Consolidated Financial Statements in Ashland's 2000 Annual Report and in Ashland's Form 10-K for the fiscal year ended September 30, 2000.

     ITEM 1.  LEGAL PROCEEDINGS
     ENVIRONMENTAL PROCEEDINGS - (1) As of March 31, 2001, Ashland has been identified as a "potentially responsible party" ("PRP") under Superfund or similar state laws for potential joint and several liability for clean-up costs in connection with alleged releases of hazardous substances associated with 90 waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the EPA or a state agency, in which Ashland is typically participating as a member of a PRP group. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight, and/or long-term monitoring of environmental conditions at the sites. While the ultimate costs are not predictable with assurance and could be material, based on its experience with site remediation, its analysis of the specific hazardous substances at issue, the existence of other financially viable PRPs and its current estimates of investigatory, clean-up and monitoring costs at each site, Ashland does not believe that any liability at these sites, either individually or in the aggregate, will have a material adverse effect on Ashland's consolidated financial position, cash flow or liquidity. For additional information regarding environmental matters and reserves, see Management's Discussion and Analysis - Environmental Matters and Note E to the Condensed Consolidated Financial Statements.

     (2) As a result of a United States Environmental Protection Agency ("EPA") enforcement initiative wherein information, including financial data, permit status and operational results, relating to construction projects conducted within refineries since 1980 are reviewed for compliance with specific provisions of the Clean Air Act, Marathon Ashland Petroleum LLC ("MAP"), as well as several other refiners, entered into negotiations with EPA and the Justice Department. MAP recently executed a settlement agreement with the EPA which includes MAP's commitment to spend approximately $263 million in environmental capital expenditures and improvements to MAP's refineries to install specific control technologies over a period of eight years that are consistent with MAP's current capital spending plans. In addition, MAP's settlement provides for payment of a civil penalty in the amount of $3.8 million and the performance of $6.5 million in supplemental environmental projects for which Ashland has agreed to reimburse MAP a total of $1 million.

     OTHER PROCEEDINGS - On March 20, 1998, Perenco Nigeria Limited ("Perenco") instituted an action in the Southern District of Texas against Ashland, Blazer Energy Corp., et al. The complaint alleged breach of contract, fraud and negligent misrepresentation stemming from Ashland's termination of its Stock Purchase Agreement with Perenco to purchase Ashland's interests and operating assets in Nigeria. Perenco sought damages in excess of $300,000,000, as well as attorneys' fees, interest and costs. In the legal proceedings, the District Court granted Ashland's motion for summary judgment and denied Perenco's motion for reconsideration of that decision. Perenco appealed to the U.S. 5th Circuit Court of Appeals and the Circuit Court affirmed the District Court's summary judgment and on April 10, 2001 denied Perenco's motion for reconsideration. Perenco has ninety
(90) days to file a writ of certiorari to the U.S. Supreme Court.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         12 Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

(b)      Reports on Form 8-K

         A report on Form 8-K was filed on February 22, 2001 to report that Ashland had sold its remaining 4.7 million shares of Arch Coal Common Stock in an underwritten public offering.

         A report on Form 8-K was filed on April 25, 2001 to report Ashland's 2001 second quarter results.

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

                                           Ashland Inc.
                                   ------------------------------
                                           (Registrant)




Date:  May 15, 2001                /s/ Kenneth L. Aulen
                                   --------------------------------------
                                   Kenneth L. Aulen
                                   Administrative Vice President and Controller
                                   (Chief Accounting Officer)



Date:  May 15, 2001                /s/ David L. Hausrath
                                   ---------------------------------------
                                   David L. Hausrath
                                   Vice President and General Counsel

                               EXHIBIT INDEX



     Exhibit
       No.                        Description
     --------     ---------------------------------------------------------



         12 Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.