Form 10-Q
period 2001-06-30
ASHLAND INC
filed 2001-08-10
CIK 7694

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934




                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     At July 31, 2001, there were 69,524,589 shares of Registrant's Common Stock outstanding. One Right to purchase one-thousandth of a share of Series A Participating Cumulative Preferred Stock accompanies each outstanding share of Registrant's Common Stock.

================================================================================

                                             PART I - FINANCIAL INFORMATION


 ----------------------------------------------------------------------------------------------------------------------------------

 ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
 STATEMENTS OF CONSOLIDATED INCOME

 ---------------------------------------------------------------------------------------------------------------------------------
                                                                                Three months ended           Nine months ended
                                                                                      June 30                     June 30
                                                                               -----------------------     -----------------------
 (In millions except per share data)                                              2001         2000           2001          2000
 ---------------------------------------------------------------------------------------------------------------------------------
REVENUES
     Sales and operating revenues                                              $ 2,053      $ 2,103        $ 5,590       $ 5,821
     Equity income                                                                 314          197            537           285
     Other income                                                                   20           17             51            53
                                                                               ----------   ----------     ----------    ---------
                                                                                 2,387        2,317          6,178         6,159
 COSTS AND EXPENSES
     Cost of sales and operating expenses                                        1,675        1,716          4,586         4,712
     Selling, general and administrative expenses                                  283          274            814           804
     Depreciation, depletion and amortization                                       60           59            178           175
                                                                               ----------   ----------     ---------     ---------
                                                                                 2,018        2,049          5,578         5,691
                                                                               ----------   ----------     ---------     ---------
 OPERATING INCOME                                                                  369          268            600           468
     Net interest and other financial costs                                        (42)         (50)          (132)         (138)
                                                                               ----------   ----------     ----------    ---------
 INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                             327          218            468           330
     Income taxes                                                                 (130)         (89)          (187)         (135)
                                                                               ----------   ----------     ----------    ---------
 INCOME FROM CONTINUING OPERATIONS                                                 197          129            281           195
     Loss from discontinued operations (net of income taxes)                         -            -             (8)         (215)
     Gain (loss) on disposal of discontinued operations (net of
       income taxes)                                                                 -            -             33            (3)
                                                                               ----------   ----------     ----------    ---------
 INCOME (LOSS) BEFORE EXTRAORDINARY LOSS AND
     CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                        197          129            306           (23)
     Extraordinary loss on early retirement of debt (net of income taxes)            -            -              -            (3)
     Cumulative effect of accounting change (net of income taxes)                    -            -             (4)            -
                                                                               ----------   ----------     ----------    ---------
 NET INCOME (LOSS)                                                             $   197      $   129        $   302       $   (26)
                                                                               ==========   ==========     ==========    =========

 BASIC EARNINGS (LOSS) PER SHARE - Note A
     Income from continuing operations                                         $  2.82      $  1.83        $  4.04       $  2.74
     Loss from discontinued operations                                               -            -           (.11)        (3.02)
     Gain (loss) on disposal of discontinued operations                              -            -            .47          (.04)
     Extraordinary loss on early retirement of debt                                  -            -              -          (.04)
     Cumulative effect of accounting change                                          -            -           (.07)            -
                                                                               ----------   ----------     ----------    ---------
     Net income (loss)                                                         $  2.82      $  1.83        $  4.33       $  (.36)
                                                                               ==========   ==========     ==========    =========
 DILUTED EARNINGS (LOSS) PER SHARE - Note A
     Income from continuing operations                                         $  2.79      $  1.83        $  3.99       $  2.73
     Loss from discontinued operations                                               -            -           (.11)        (3.01)
     Gain (loss) on disposal of discontinued operations                              -            -            .46          (.04)
     Extraordinary loss on early retirement of debt                                  -            -              -          (.04)
     Cumulative effect of accounting change                                          -            -           (.06)            -
                                                                               ----------   ----------     ----------    ---------
     Net income (loss)                                                         $  2.79      $  1.83        $  4.28       $  (.36)
                                                                               ==========   ==========     ==========    =========

 DIVIDENDS PAID PER COMMON SHARE                                               $  .275      $  .275        $  .825       $  .825


 SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                June 30         September 30             June 30
(In millions)                                                                      2001                 2000                2000
-----------------------------------------------------------------------------------------------------------------------------------

                               ASSETS
                               ------
CURRENT ASSETS
    Cash and cash equivalents                                                 $      70            $      67            $     29
    Accounts receivable                                                           1,190                1,268               1,239
    Allowance for doubtful accounts                                                 (29)                 (25)                (28)
    Inventories - Note A                                                            507                  488                 549
    Deferred income taxes                                                           124                  135                 113
    Other current assets                                                            176                  198                 205
                                                                              -----------          -----------          ----------
                                                                                  2,038                2,131               2,107
INVESTMENTS AND OTHER ASSETS
    Investment in Marathon Ashland Petroleum LLC (MAP)                            2,377                2,295               2,321
    Cost in excess of net assets of companies acquired                              547                  537                 500
    Investment in Arch Coal - discontinued operations                                 -                   35                  35
    Other noncurrent assets                                                         406                  351                 353
                                                                              -----------          -----------          ----------
                                                                                  3,330                3,218               3,209
PROPERTY, PLANT AND EQUIPMENT
    Cost                                                                          2,984                2,879               2,910
    Accumulated depreciation, depletion and amortization                         (1,559)              (1,457)             (1,445)
                                                                              -----------          -----------          ----------
                                                                                  1,425                1,422               1,465
                                                                              -----------          -----------          ----------

                                                                              $   6,793            $   6,771            $  6,781
                                                                              ===========          ===========          ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
CURRENT LIABILITIES
    Debt due within one year                                                  $     115            $     327            $    527
    Trade and other payables                                                      1,282                1,330               1,267
    Income taxes                                                                     18                   42                  51
                                                                              -----------          -----------          ----------
                                                                                  1,415                1,699               1,845
NONCURRENT LIABILITIES
    Long-term debt (less current portion)                                         1,881                1,899               1,898
    Employee benefit obligations                                                    346                  383                 400
    Deferred income taxes                                                           377                  288                 196
    Reserves of captive insurance companies                                         184                  179                 190
    Other long-term liabilities and deferred credits                                404                  358                 344
    Commitments and contingencies - Note F
                                                                              -----------          -----------          ----------
                                                                                  3,192                3,107               3,028

COMMON STOCKHOLDERS' EQUITY                                                       2,186                1,965               1,908
                                                                              -----------          -----------          ----------

                                                                              $   6,793            $   6,771            $  6,781
                                                                              ===========          ===========          ==========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

 -----------------------------------------------------------------------------------------------------------------------------------

 ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
 STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS' EQUITY

 -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Accumulated
                                                                                                                other
                                                          Common        Paid-in       Retained          comprehensive
(In millions)                                              stock        capital       earnings                   loss         Total
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT OCTOBER 1, 1999                              $     72       $    464      $   1,710       $           (46)       $ 2,200
   Total comprehensive income (loss) (1)                                                   (26)                  (16)           (42)
   Dividends
     Cash                                                                                  (58)                                 (58)
     Spin-off of Arch Coal shares                                                         (123)                                (123)
   Issued common stock under
     Stock incentive plans                                                    1                                                   1
     Acquisitions of other companies                                          1                                                   1
   Repurchase of common stock                                 (2)            69)                                                (71)
                                                        ---------      ---------    ----------       -----------------      --------
BALANCE AT JUNE 30, 2000                                $     70       $    397     $    1,503       $           (62)        $1,908
                                                        =========      =========    ==========       =================      ========



BALANCE AT OCTOBER 1, 2000                              $     70       $    388      $   1,579       $           (72)       $ 1,965
   Total comprehensive income (1)                                                          302                   (23)           279
   Cash dividends                                                                          (57)                                 (57)
   Issued common stock under
     stock incentive plans                                                   17                                                  17
   Repurchase of common stock                                 (1)           (17)                                                (18)
                                                        ----------     ---------     ----------      ----------------       --------
BALANCE AT JUNE 30, 2001                                $     69       $    388      $   1,824       $           (95)       $ 2,186
                                                        ==========     =========     ==========      ================       ========



------------------------------------------------------------------------------------------------------------------------------------
  (1)  Reconciliations of net income (loss) to total comprehensive income (loss) follow.

                                                                          Three months ended              Nine months ended
                                                                                June 30                        June 30
                                                                       ---------------------------    ---------------------------
          (In millions)                                                      2001           2000            2001           2000
          -----------------------------------------------------------------------------------------------------------------------
          Net income (loss)                                            $      197      $     129      $      302      $     (26)
          Unrealized translation adjustments                                   (7)            (9)            (26)           (23)
            Related tax benefit                                                 -              1               3              7
                                                                       -----------     -----------    -----------     -----------
          Total comprehensive income (loss)                            $      190      $     121      $      279      $     (42)
                                                                       ===========     ===========    ===========     ===========

          -----------------------------------------------------------------------------------------------------------------------
       At June 30, 2001, the accumulated  other  comprehensive  loss was comprised of net unrealized  translation  losses of
       $86 million and a minimum pension liability of $9 million.


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                     4

----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Nine months ended
                                                                                                              June 30
                                                                                              ------------------------------------
(In millions)                                                                                         2001                 2000
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM CONTINUING OPERATIONS
    Income from continuing operations                                                             $    281             $    195
    Expense (income) not affecting cash
      Depreciation, depletion and amortization                                                         178                  175
      Deferred income taxes                                                                            106                   65
      Equity income from affiliates                                                                   (537)                (285)
      Distributions from equity affiliates                                                             454                  142
    Change in operating assets and liabilities (1)                                                     (50)                 (97)
                                                                                                  -----------          -----------
                                                                                                       432                  195

CASH FLOWS FROM FINANCING
    Proceeds from issuance of long-term debt                                                            52                  737
    Proceeds from issuance of common stock                                                              11                    1
    Repayment of long-term debt                                                                        (90)                (407)
    Repurchase of common stock                                                                         (18)                 (71)
    Increase (decrease) in short-term debt                                                            (190)                 244
    Dividends paid (2)                                                                                 (57)                 (58)
                                                                                                  -----------          -----------
                                                                                                      (292)                 446

CASH FLOWS FROM INVESTMENT
    Additions to property, plant and equipment                                                        (144)                (161)
    Purchase of operations - net of cash acquired (3)                                                  (82)                (579)
    Proceeds from sale of operations                                                                     9                    -
    Other - net                                                                                         (6)                  19
                                                                                                  -----------          -----------
                                                                                                      (223)                (721)
                                                                                                  -----------          -----------
 CASH USED BY CONTINUING OPERATIONS                                                                    (83)                 (80)
    Cash provided (used) by discontinued operations                                                     86                   (1)
                                                                                                  -----------          -----------
 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                        3                  (81)

 CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                        67                  110
                                                                                                  -----------          -----------

 CASH AND CASH EQUIVALENTS - END OF PERIOD                                                         $    70             $     29
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

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

         INTERIM FINANCIAL REPORTING

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Although such statements are subject to any year-end audit adjustments which may be necessary, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. Results of operations for the periods ended June 30, 2001, are not necessarily indicative of results to be expected for the year ending September 30, 2001.

         INVENTORIES

         --------------------------------------------------------------------------------------------------------------------
                                                                              June 30        September 30             June 30
           (In millions)                                                         2001                2000                2000
         --------------------------------------------------------------------------------------------------------------------
           Chemicals and plastics                                             $   369              $  375              $  407
           Construction materials                                                  81                  80                  86
           Petroleum products                                                      60                  52                  65
           Other products                                                          64                  45                  55
           Supplies                                                                 6                   7                   6
           Excess of replacement costs over LIFO carrying values                  (73)                (71)                (70)
                                                                              --------             -------             -------
                                                                              $   507              $  488              $  549
                                                                              ========             =======             =======

         EARNINGS PER SHARE

         The  following  table sets forth the  computation  of basic and diluted  earnings  per share (EPS) from  continuing operations.

         ----------------------------------------------------------------------------------------------------------------------
                                                                             Three months ended             Nine months ended
                                                                                   June 30                       June 30
                                                                          ---------------------------   -----------------------
            (In millions except per share data)                               2001         2000              2001         2000
         ----------------------------------------------------------------------------------------------------------------------
            NUMERATOR
            Numerator for basic and diluted EPS - Income from
               continuing operations                                      $    197     $    129         $     281     $    195
                                                                          ==========   ==========       ==========    =========
            DENOMINATOR
            Denominator for basic EPS - Weighted average
               common shares outstanding                                        70           71                70           71
            Common shares issuable upon exercise of stock options                1            -                 -            -
                                                                          ----------   ----------       -----------   ---------
            Denominator for diluted EPS - Adjusted weighted
               average shares and assumed conversions                           71           71                70           71
                                                                          ==========   ==========       ===========   =========

            BASIC EPS FROM CONTINUING OPERATIONS                          $   2.82     $   1.83         $    4.04     $   2.74
            DILUTED EPS FROM CONTINUING OPERATIONS                        $   2.79     $   1.83         $    3.99     $   2.73

                                       6

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE A - SIGNIFICANT ACCOUNTING POLICIES (continued)

         ACCOUNTING CHANGE

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities." FAS 133 was subsequently amended by two other statements and is required to be adopted in years beginning after June 15, 2000. Because of Ashland's minimal use of derivatives, FAS 133 did not have a significant effect on Ashland's financial position or results of operations when it was adopted on October 1, 2000. MAP's adoption of FAS 133 on January 1, 2001, resulted in a $20 million pretax loss from the cumulative effect of this accounting change. Ashland's share of the pretax loss amounted to $7 million which, net of income tax benefits of $3 million, resulted in a loss of $4 million from the cumulative effect of this accounting change.

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statements No. 141, "Business Combinations," and No. 142 (FAS
         142), "Goodwill and Other Intangible Assets." Under FAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. FAS 142 is effective for fiscal years beginning after December 15, 2001. As permitted, Ashland will early-adopt the statement as of October 1, 2001, the beginning of its fiscal year. Application of the nonamortization provisions of
         FAS  142  is  expected  to  increase   Ashland's   net  income  by
         approximately $35 million ($.50 per share) each year. During 2002, Ashland will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of October 1, 2001. Until those tests are performed and other transitional issues are finalized, Ashland cannot estimate what the effect of the initial adoption of the statements will be on its earnings and financial position.

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

         Results from Arch Coal through March 2000 are shown as discontinued operations. Components of the loss from discontinued operations are presented in the following table. Results for the nine months ended June 30, 2001, reflect accruals of $13 million for estimated costs associated with other operations previously discontinued. Results for the nine months ended June 30, 2000, included a net loss of $203 million related to asset impairment and restructuring costs, largely due to the write-down of assets at Arch's Dal-Tex and Hobet 21 mining operations and certain coal reserves in central Appalachia.

          --------------------------------------------------------------------------------------------------------------------------
                                                                                                           Nine months ended
                                                                                                                June 30
                                                                                                     -------------------------------
           (In millions)                                                                                    2001          2000
          --------------------------------------------------------------------------------------------------------------------------
           Revenues - Equity loss                                                                    $         -     $    (246)
           Costs and expenses - SG&A expenses                                                                (13)           (1)
                                                                                                     ------------   -----------
           Operating loss                                                                                    (13)         (247)
           Income tax benefit                                                                                  5            32
                                                                                                     ------------   -----------
           Loss from discontinued operations                                                         $        (8)    $    (215)
                                                                                                     ============   ===========

                                     7

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE C - EXTRAORDINARY LOSS

         During the nine months ended June 30, 2000, Ashland refunded $36 million of pollution control revenue bonds and prepaid $332 million of the $600 million floating-rate debt used to fund the acquisition of the U.S. construction operations of Superfos a/s. The write-off of unamortized deferred debt issuance expenses and a redemption premium on the bonds resulted in pretax charges totaling $4 million which, net of income tax benefits of $1 million, resulted in an extraordinary loss on early retirement of debt of $3 million.

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

         MAP is organized as a limited liability company that has elected to be taxed as a partnership. Therefore, the parents are responsible for income taxes applicable to their share of MAP's taxable income. The net income reflected below for MAP does not include any provision for income taxes that will be incurred by its parents.

         -------------------------------------------------------------------------------------------------------------------
                                                                        Three months ended             Nine months ended
                                                                             June 30                       June 30
                                                                    ----------------------------   -------------------------
           (In millions)                                                 2001          2000            2001            2000
         -------------------------------------------------------------------------------------------------------------------
           Sales and operating revenues                              $  7,542       $ 7,440        $ 21,653       $  19,812
           Income from operations                                         846           533           1,457             786
           Income before cumulative effect of accounting change           843           532           1,456             789
           Net income                                                     843           532           1,436             789
           Ashland's equity income                                        313           196             533             280

NOTE E - DERIVATIVE INSTRUMENTS

         In accordance with FAS 133, Ashland recognizes all of its derivative instruments as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or liability that is attributable to a particular risk), the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative instruments not designated as hedging instruments, the gain or loss on the derivative is recognized in current earnings during the period of change.

         Ashland selectively uses unleveraged interest rate swap agreements to obtain greater access to the lower borrowing costs normally available on floating-rate debt, while minimizing refunding risk through the issuance of long-term, fixed-rate debt. Ashland's intent is to maintain its floating-rate exposure between 25% and 45% of total interest-bearing obligations. In the June 2001 quarter, Ashland re-entered the interest rate swap market by executing two interest rate swaps that effectively convert $60 million of fixed-rate,

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE E - DERIVATIVE INSTRUMENTS (continued)

         medium-term notes to floating rates based upon three-month LIBOR. The swaps have been designated as fair value hedges, and since the critical terms of the debt instruments and the swaps match, the hedges are assumed to be perfectly effective, with the changes in fair value of the debt and swaps offsetting. The fair value of the swaps and the offsetting change in fair value of the debt instruments at June 30, 2001 was not significant.

         During the June 2001 quarter, Ashland entered the crackspread futures market to take advantage of perceived anomalies in refining margins versus historical trends. The contracts are intended to serve as economic hedges of Ashland's equity earnings and resulting cash distributions from MAP. However, the contracts do not meet the criteria for hedge accounting under FAS 133. The fair value of these contracts is recorded on the balance sheet, with the offsetting gain or loss recognized in current earnings during the period of change. Net gains recorded during the June quarter and the fair value of the contracts at June 30, 2001 were not significant.

NOTE F- LITIGATION, CLAIMS AND CONTINGENCIES

         Ashland is subject to various federal, state and local environmental laws and regulations that require remediation efforts at multiple locations. At June 30, 2001, such locations included 95 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, approximately 100 current and former operating facilities (including certain operating facilities conveyed to MAP) and numerous service station properties. Consistent with its accounting policy for environmental costs, Ashland's reserves for environmental assessments and remediation efforts amounted to $185 million at June 30, 2001. None of the remediation sites is individually material as the largest reserve for any identified site is under $10 million. Such amounts reflect Ashland's estimates of the most likely costs which will be
         incurred   over  an  extended   period  to  remediate   identified
         environmental conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.

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

------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

------------------------------------------------------------------------------------------------------------------------------------
                                                                          Three months ended                   Nine months ended
                                                                                June 30                             June 30
                                                                    ---------------------------------   ----------------------------
(In millions)                                                             2001             2000               2001             2000
------------------------------------------------------------------------------------------------------------------------------------
REVENUES
   Sales and operating revenues
     APAC                                                           $      745       $      701         $    1,750       $    1,738
     Ashland Distribution                                                  737              841              2,194            2,421
     Ashland Specialty Chemical                                            318              327                933              963
     Valvoline                                                             276              264                784              788
     Intersegment sales
       Ashland Distribution                                                 (7)              (9)               (21)             (28)
       Ashland Specialty Chemical                                          (16)             (21)               (49)             (60)
       Valvoline                                                             -                -                 (1)              (1)
                                                                    ------------     ------------       ------------     -----------
                                                                         2,053            2,103              5,590            5,821
   Equity income
     Ashland Specialty Chemical                                              1                1                  3                4
     Valvoline                                                               -                -                  1                1
     Refining and Marketing                                                313              196                533              280
                                                                    ------------     ------------       ------------    ------------
                                                                           314              197                537              285
   Other income
     APAC                                                                    7                5                 12               11
     Ashland Distribution                                                    1                1                  5                6
     Ashland Specialty Chemical                                              5                8                 20               21
     Valvoline                                                               1                2                  4                6
     Refining and Marketing                                                  5                -                  5                5
     Corporate                                                               1                1                  5                4
                                                                    ------------     ------------       ------------    ------------
                                                                            20               17                 51               53
                                                                    ------------     ------------       ------------     -----------
                                                                    $    2,387       $    2,317         $    6,178       $    6,159
                                                                    ============     ============       ============     ===========
OPERATING INCOME
   APAC                                                             $       37       $       41         $       12       $       79
   Ashland Distribution                                                     13               20                 37               47
   Ashland Specialty Chemical                                               19               23                 55               76
   Valvoline                                                                22               20                 51               54
   Refining and Marketing (1)                                              302              184                506              262
   Corporate                                                               (24)             (20)               (61)             (50)
                                                                    ------------     ------------       ------------     -----------
                                                                    $      369       $      268         $      600       $      468
                                                                    ============     ============       ============     ===========

-----------------------------------------------------------------------------------------------------------------------------------
(1)      Includes Ashland's equity income from MAP, amortization of Ashland's excess investment in MAP, and certain retained refining and marketing activities.


------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

------------------------------------------------------------------------------------------------------------------------------------
                                                                              Three months ended                Nine months ended
                                                                                   June 30                           June 30
                                                                        --------------------------------  --------------------------
                                                                            2001            2000             2001            2000
------------------------------------------------------------------------------------------------------------------------------------
OPERATING INFORMATION
   APAC
     Construction backlog at June 30 (millions)                                                         $   1,746        $  1,410
     Hot mix asphalt production (million tons)                              11.1             9.7             23.7            23.7
     Aggregate production (million tons)                                     8.1             7.9             19.5            19.8
     Ready-mix concrete production (thousand cubic yards)                    607             673            1,590           1,899
   Ashland Distribution (1)
     Sales per shipping day (millions)                                  $   11.0        $   13.4        $    11.4        $   12.8
     Gross profit as a percent of sales                                     15.5%           15.5%            15.9%           15.6%
   Ashland Specialty Chemical (1)
     Sales per shipping day (millions)                                  $    5.1        $    5.2        $     5.0        $    5.1
     Gross profit as a percent of sales                                     34.0%           34.0%            34.0%           34.8%
   Valvoline lubricant sales (thousand barrels per day)                     11.9            12.2             11.3            12.2
   Refining and Marketing (2)
     Crude oil refined (thousand barrels per day)                          958.2           965.0            895.0           880.1
     Consolidated refined products sold (thousand barrels per day) (3)   1,303.1         1,344.7          1,288.3         1,294.6
     Refining and wholesale marketing margin (per barrel) (4)           $   7.72        $   4.71        $    5.05        $   2.57
     Speedway SuperAmerica (SSA) retail outlets at June 30                                                  2,272           2,416
     SSA gasoline and distillate sales (millions of gallons)               1,102           1,145            3,289           3,393
     SSA gross margin - gasoline and distillates (per gallon)           $ 0.1168        $ 0.1239        $  0.1071        $ 0.1162
     SSA merchandise sales (millions)                                   $    620        $    600        $   1,706        $  1,663
     SSA merchandise margin (as a percent of sales)                         24.8%           25.4%            24.7%           25.9%
------------------------------------------------------------------------------------------------------------------------------------

(1)      Sales are defined as sales and operating revenues.  Gross profit is defined as sales and operating revenues, less cost of sales and operating expenses, less depreciation and amortization relative to manufacturing assets.
(2)      Amounts represent 100 percent of MAP's operations, in which Ashland owns a 38 percent interest.
(3)      Total average daily volume of all refined product sales to MAP's wholesale, branded and retail (SSA) customers.
(4)      Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation.

                                    11

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

         Current Quarter - Ashland's income from continuing operations was $197 million for the quarter ended June 30, 2001, compared to $129 million for the quarter ended June 30, 2000. Record operating income of $369 million for the 2001 period reflects improved refining margins for Marathon Ashland Petroleum (MAP) and strong results from Valvoline, partially offset by a decline in operating income from Ashland's other wholly owned businesses.

         Year-to-Date - For the nine months ended June 30, 2001, Ashland recorded income from continuing operations of $281 million, compared to $195 million for the nine months ended June 30, 2000. Record operating income of $600 million for the 2001 period reflects improved refining margins for MAP, partially offset by a decline in operating income from each of Ashland's wholly owned businesses.

         APAC

         Current Quarter - APAC's construction operations recorded operating income of $37 million for the June 2001 quarter, compared to $41 million for the June 2000 quarter. Aside from the increased charge of $3 million for Manassas discussed below, profits were nearly even with last year in spite of the impact of a softer economy and Tropical Storm Allison, which moved across much of APAC's operating area in early June. Hot mix asphalt production increased 14% and APAC completed the quarter with a strong backlog of $1.7 billion, up 24% from the prior year. The growth in backlog reflects a 31% increase in public sector projects, partially offset by a 20% decrease in private work resulting from the economic slowdown.

         Previously announced audit reviews of accounting practices at APAC's Manassas, Virginia division have been completed. During an internal investigation of financial activities at the Manassas division during the March 2001 quarter, it was discovered that its earnings had been intentionally overstated, and local management of the division was replaced. Deloitte & Touche has completed an independent review of these irregularities, while Ernst & Young reaffirmed the prior audits of other APAC units. These investigations confirmed that the problems related primarily to the recognition of revenues and failure to recognize certain costs over a period of about two years. No other accounting irregularities or evidence of any impact on outside parties, customers or suppliers was discovered. Ashland had previously reported an estimated charge of $15 million in the March 2001 quarter related to this issue. Based on results of the audit review, an additional charge of $3 million for Manassas was recorded in the June 2001 quarter, resulting in a final charge of $18 million for the year. APAC is evaluating and implementing various recommendations for improvement in overall business processes, accounting controls and procedures stemming from the reviews.

         Year-to-Date - For the nine months ended June 30, 2001, APAC reported operating income of $12 million, compared to $79 million for the same period of 2000. The decrease reflects the adverse impact of unusually severe winter weather in most of its operating regions, as well as the $18 million charge for Manassas. Despite several acquisitions and significant growth in APAC's other operations, net construction revenues declined 15%, while production of hot mix asphalt and aggregate were generally flat, and ready-mix concrete production declined 16% from the 2000 period. While certain of these production declines were not significant, the conditions under which the materials were produced (extreme cold and precipitation) made the production process highly inefficient. Earnings from the asphalt plants were also adversely affected by increased costs for liquid asphalt that were not fully recovered in APAC's hot mix asphalt prices. In addition, competition in the private sector has increased as a result of the economic slowdown, resulting in a loss of some of that higher-margin work for APAC. This has reduced overall margins, since proportionally more revenue is being generated from the lower-margin public sector jobs.

--------------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

         ASHLAND DISTRIBUTION

         Current Quarter - Ashland Distribution reported operating income of $13 million for the June 2001 quarter, a 35% decline compared to $20 million for the June 2000 quarter. Weaker markets resulted in lower sales volumes, particularly in North American thermoplastics. However, profit improvement from fine ingredients and European thermoplastics, and a consistent performance from industrial chemicals distribution partially offset the decline.

         Year-to-Date - For the nine months ended June 30, 2001, Ashland Distribution reported operating income of $37 million, compared to $47 million for the same period of 2000. Reduced earnings from North American thermoplastics and fiber-reinforced plastics, reflecting reduced volumes and margins, were partially offset by improvements in industrial chemicals distribution, European thermoplastics and fine ingredients.

         ASHLAND SPECIALTY CHEMICAL

         Current Quarter - For the quarter ended June 30, 2001, Ashland Specialty Chemical reported operating income of $19 million, compared to $23 million reported for the June 2000 quarter. Results were mixed as economic weakness continued to adversely affect demand and margins in certain specialty chemical units, including foundry, electronic chemicals, specialty adhesives and maleic anhydride. Profits from marine and industrial water treatment chemicals improved. Results from the unsaturated polyester resins business were up due in part to the April 2001 acquisition of Neste Polyester.

         Year-to-Date - For the nine months ended June 30, 2001, Ashland Specialty Chemical reported operating income of $55 million, compared to $76 million for the first nine months of 2000. On the positive side, electronic chemicals sales volumes were up 6% and its margins were up 9%, reflecting strong markets early in the fiscal year. In addition, marine and industrial water treatment chemicals improved reflecting higher sales volumes. Margins for the marine business were also aided by the strong U.S. dollar and internal cost cutting efforts. On the negative side, foundry sales were down 10%, while unsaturated polyester resins and specialty adhesives included the effects of higher costs for raw materials. The higher costs, combined with resistance to price increases, caused reductions in their margins of 9% and 11%. Reduced maleic anhydride margins resulted from significant increases in butane costs.

         VALVOLINE

         Current Quarter - For the quarter ended June 30, 2001, Valvoline reported operating income of $22 million, compared to $20 million for the June 2000 quarter. The increase primarily reflected improved results from the core North American lubricants business, higher R-12 automotive refrigerant sales and improved profits from Eagle One. Partially offsetting these improvements were declines in international operations, Valvoline Instant Oil Change (VIOC) and the antifreeze business.

         Year-to-Date - For the nine months ended June 30, 2001, Valvoline reported operating income of $51 million, compared to $54 million for the same period of 2000. The decline reflected continued margin compression in the antifreeze business and lower sales of R-12 automotive refrigerant. R-12 sales decreased because of cooler weather conditions earlier in the year, but earnings are on schedule to achieve the previously projected $14 million target for the year. International operations reflected reduced earnings from European, Asian and Australian affiliates. Earnings from VIOC were down reflecting reduced car counts, as well as gains on the sale of certain service centers reported in last year's results. These declines were partially offset by improvements in the core North American lubricants business and Eagle One.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

         REFINING AND MARKETING

         Current Quarter - Operating income from Refining and Marketing amounted to a record $302 million for the quarter ended June 30, 2001, compared to $184 million for the quarter ended June 30, 2000. Such results include Ashland's 38% share of MAP's earnings, amortization of Ashland's excess investment in MAP, and results of certain retained refining and marketing activities. Refining margins began to increase in April, reflecting low product inventories, the changeover to summer product specifications and seasonal increases in demand. As refining margins rose, eventually peaking at very robust levels in May, refiners increased production to meet demand and benefit from the strong margins. Simultaneously, demand moderated in response to higher consumer prices and inventories increased. By the end of the quarter, refining margins had fallen back to more normal levels. MAP's overall refining and wholesale marketing margin for the quarter increased $3.01 per barrel, accounting for a $126 million improvement in Ashland's operating income. However, gasoline and distillate gross margins for MAP's Speedway SuperAmerica (SSA) retail marketing group declined 0.71 cents per gallon, reducing Ashland's operating income by $5 million.

         Year-to-Date - Operating income from Refining and Marketing amounted to a record $506 million for the nine months ended June 30, 2001, compared to $262 million for the nine months ended June 30, 2000. The increase reflects strong refining margins, partially offset by compressed retail margins and higher operating and administrative expenses, including costs related to MAP's variable pay plan. MAP's refining and wholesale marketing margin increased $2.48 per barrel, accounting for a $323 million increase in Ashland's operating income. SSA's gasoline and distillate gross margin declined 0.91 cents per gallon, reducing Ashland's operating income by $16 million, while a decline in SSA's merchandise margins accounted for a $3 million reduction. These reductions were partially offset by a gain on the sale of 134 SSA non-core stores, which added $7 million to Ashland's operating income.

         CORPORATE

         Corporate expenses amounted to $24 million for the quarter ended June 30, 2001, compared to $20 million for the quarter ended June 30, 2000. Corporate expenses on a year-to-date basis amounted to $61 million in the 2001 period, compared to $50 million in the 2000 period. The higher level of expenses reflects increased deferred and incentive compensation costs, as well as environmental insurance recoveries included in the prior year periods.

         NET INTEREST AND OTHER FINANCIAL COSTS

         For the quarter ended June 30, 2001, net interest and other financial costs totaled $42 million, compared to $50 million for the June 2000 quarter. For the year-to-date period, net interest and other financial costs amounted to $132 million, compared to $138 million for the 2000 period. Interest costs were down $7 million for the quarter and $19 million for the nine months, reflecting reduced debt levels and lower interest rates on floating-rate obligations. Interest income was down $8 million for the nine months, reflecting interest income in the 2000 period on the note receivable from Industri Kapital that was received in the series of transactions associated with the acquisition of the U.S. construction operations of Superfos a/s. Other financial costs were down $1 million for the quarter and up $5 million for the nine months, reflecting costs associated with the sale of $150 million of receivables under a program initiated in March 2000.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

         DISCONTINUED OPERATIONS

         As described in Note B to the Condensed Consolidated Financial Statements, Ashland distributed to Ashland shareholders the major portion of its common shares of Arch Coal in March 2000. The spin-off of the shares resulted in no gain or loss, but Ashland incurred $3 million in after-tax costs related to the transaction. In February 2001, Ashland sold its remaining shares in Arch Coal resulting in an after-tax gain of $33 million. Results for Arch Coal through March 2000 are shown as discontinued operations.

         Year-to-Date - Results for the nine months ended June 30, 2001, included after-tax accruals of $8 million for estimated costs associated with other operations previously discontinued. For the nine months ended June 30, 2000, Ashland recorded a net loss of $215 million from its investment in Arch Coal. The loss included a $203 million net charge in the December 1999 quarter related to asset impairment and restructuring costs. The charge was largely due to the write-down of assets at Arch's Dal-Tex and Hobet 21 mining operations and certain coal reserves in central Appalachia.

         EXTRAORDINARY LOSS

         During the nine months ended June 30, 2000, Ashland refunded $36 million of pollution control revenue bonds and prepaid $332 million of the $600 million floating-rate debt used to fund the acquisition of the U.S. construction operations of Superfos a/s. The write-off of unamortized deferred debt issuance expenses and a redemption premium on the bonds resulted in pretax charges totaling $4 million which, net of income tax benefits of $1 million, resulted in an extraordinary loss on early retirement of debt of $3 million.

         CUMULATIVE EFFECT OF ACCOUNTING CHANGE

         As described in Note A to the Condensed Consolidated Financial Statements, in the March 2001 quarter Ashland recognized an after-tax loss of $4 million from MAP's adoption of FAS 133.

FINANCIAL POSITION

         LIQUIDITY

         Ashland's financial position has enabled it to obtain capital for its financing needs and to maintain investment grade ratings on its senior debt of Baa2 from Moody's and BBB from Standard & Poor's. Ashland has two revolving credit agreements providing for up to $425 million in borrowings, neither of which has been used. Under a shelf registration, Ashland can also issue an additional
         $300 million in debt and equity securities should future opportunities or needs arise. Ashland intends to increase this capacity to $600 million under a new shelf registration in the September 2001 quarter. Furthermore, Ashland has access to various uncommitted lines of credit and commercial paper markets, under which $55 million of short-term borrowings were outstanding at June 30, 2001. While the revolving credit agreements contain a covenant limiting new borrowings, Ashland could have increased its borrowings (including any borrowings under these agreements) by up to $1.3 billion at June 30, 2001. Additional permissible borrowings are increased (decreased) by 150% of any increases (decreases) in Ashland's stockholders' equity.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

         LIQUIDITY (continued)

         Cash flows from continuing operations, a major source of Ashland's liquidity, amounted to $432 million for the nine months ended June 30, 2001, compared to $195 million for the nine months ended June 30, 2000. The increase primarily reflects increased cash distributions from MAP ($451 million in 2001, compared to $141 million in 2000). Ashland's cash flows from continuing operations exceeded its capital requirements for net property additions and dividends by $226 million for the nine months ended June 30, 2001.


         Operating working capital (accounts receivable and inventories, less trade and other payables) at June 30, 2001, was $386 million, compared to $401 million at September 30, 2000, and $493 million at June 30, 2000. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 87% of current liabilities at June 30, 2001, compared to 77% at September 30, 2000, and 67% at June 30, 2000. Ashland's working capital is affected by its use of the LIFO method of inventory valuation, which valued inventories $73 million below their replacement costs at June 30, 2001.

         CAPITAL RESOURCES

         For the nine months ended June 30, 2001, property additions amounted to $144 million, compared to $161 million for the same period last year. Property additions and cash dividends for the remainder of fiscal 2001 are estimated at $60 million and $19 million. At June 30, 2001, Ashland had remaining authority to purchase 2.1 million shares of its common stock in the open market. The number of shares ultimately purchased and the prices Ashland will pay for its stock are subject to periodic review by management. Ashland anticipates meeting its remaining 2001 capital requirements for property additions, dividends and scheduled debt repayments of $3 million from internally generated funds. However, external financing may be necessary to provide funds for or purchases of common stock.

         At June 30, 2001, Ashland's debt level amounted to $2 billion, compared to $2.2 billion at September 30, 2000. Debt as a percent of capital employed was 48% at June 30, 2001, compared to 53% at the end of fiscal 2000. At June 30, 2001, Ashland's debt included $194 million of floating-rate obligations, including $55 million of short-term borrowings and $139 million of long-term debt. The interest rates on $60 million of fixed-rate debt were converted to floating rates through interest rate swap agreements. In addition, Ashland's costs under its sale of receivables program and various operating leases are based on the floating-rate interest costs on $255 million of third-party debt underlying those transactions. As a result, Ashland was exposed to fluctuations in short-term interest rates on $509 million of interest-bearing obligations at June 30, 2001.

OUTLOOK

         Looking forward, Ashland expects to report strong results for the fiscal year ending September 30, 2001. Refining and marketing will be the major contributor to operating profit for the year, more than offsetting the adverse impact of the sluggish economy on Ashland's wholly owned businesses whose combined results will be below last year. As for the expected September quarter performance, refining margins have declined significantly from their peak in May. However, supply and demand fundamentals for Midwest petroleum markets remain healthy and retail margins have improved , partially offsetting the weakness in wholesale margins. Valvoline remains on target and earnings from APAC are expected to be roughly equal to the comparable period last year. The economic slowdown continues to impede the performance of Ashland's chemical operations, and fourth-quarter results from specialty chemical and distribution operations are expected to fall significantly below the September 2000 quarter.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

ENVIRONMENTAL MATTERS

         Federal, state and local laws and regulations relating to the protection of the environment have resulted in higher operating costs and capital investments by the industries in which Ashland operates. Because of the continuing trends toward greater environmental awareness and ever increasing regulations, Ashland believes that expenditures for environmental compliance will continue to have a significant effect on its businesses. Although it cannot accurately predict how such trends will affect future operations and earnings, Ashland believes the nature and significance of its ongoing compliance costs will be comparable to those of its competitors. For information on certain specific environmental proceedings and investigations, see the "Legal Proceedings" section of this Form 10-Q. For information regarding environmental reserves, see Note F to the Condensed Consolidated Financial Statements.

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

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

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

                          PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

         Environmental Proceedings - (1) As of June 30, 2001, Ashland has been identified as a "potentially responsible party" ("PRP") under Superfund or similar state laws for potential joint and several liability for clean-up costs in connection with alleged releases of hazardous substances associated with 95 waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the EPA or a state agency, in which Ashland is typically participating as a member of a PRP group. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight, and/or long-term monitoring of environmental conditions at the sites. While the ultimate costs are not predictable with assurance and could be material, based on its experience with site remediation, its analysis of the specific hazardous substances at issue, the existence of other financially viable PRPs and its current estimates of investigatory, clean-up and monitoring costs at each site, Ashland does not believe that any liability at these sites, either individually or in the aggregate, will have a material adverse effect on Ashland's consolidated financial position, cash flow or liquidity. For additional information regarding environmental matters and reserves, see Management's Discussion and Analysis - Environmental Matters and Note F to the Condensed Consolidated Financial Statements.

         (2) As a result of a United States Environmental Protection Agency ("EPA") enforcement initiative wherein information, including financial data, permit status and operational results, relating to construction projects conducted within refineries since 1980 are reviewed for compliance with specific provisions of the Clean Air Act, Marathon Ashland Petroleum LLC ("MAP"), as well as several other refiners, entered into negotiations with EPA and the Justice Department. On May 11, 2001, MAP executed a settlement agreement with the EPA which includes MAP's commitment to spend approximately $270 million in environmental capital expenditures and improvements to MAP's refineries to install specific control technologies over a period of eight years that are consistent with MAP's current capital spending plans. In addition, MAP's settlement provides for payment of a civil penalty in the amount of $3.8 million and the performance of $8 million in supplemental environmental projects for which Ashland has agreed to reimburse MAP a total of $1 million. Approval of the consent decree by the court is expected in the third quarter of calendar 2001.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.2      By-Laws of Ashland, as amended to June 21, 2001.

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


                                                 Ashland Inc.
                                      ----------------------------------
                                                (Registrant)



         Date:  August 10, 2001            /s/ Kenneth L. Aulen
                                      ----------------------------------
                                      Kenneth L. Aulen
                                      Administrative Vice President and
                                      Controller
                                      (Chief Accounting Officer)


        Date:  August 10,  2001           /s/ David L. Hausrath
                                      ----------------------------------
                                      David L. Hausrath
                                      Vice President and General Counsel

                                 EXHIBIT INDEX


        Exhibit
          No.                     Description
        -------            ------------------------------------------------

          3.2              By-Laws of Ashland, as amended to June 21, 2001.

          12 Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.