Form 10-K405
period 2001-09-30
ASHLAND INC
filed 2001-12-03
CIK 7694

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No
     Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     At October 31, 2001, based on the New York Stock Exchange closing price, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $2,759,644,567. In determining this amount, the Registrant has assumed that its directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose.
     At October 31, 2001, there were 69,041,473 shares of Registrant's common stock outstanding.

                       Documents Incorporated by Reference

     Portions of Registrant's  Annual Report to Shareholders for the fiscal year ended  September 30, 2001 are  incorporated by reference into Parts I,
II and IV.
     Portions of  Registrant's  definitive  Proxy Statement for its January
31, 2002 Annual Meeting of Shareholders  are incorporated by reference into
Part III.
================================================================================

                             TABLE OF CONTENTS
                                                                        Page
PART I

 Item 1.  Business ......................................................  1
          APAC...........................................................  1
          Ashland Distribution...........................................  2
          Ashland Specialty Chemical.....................................  3
          Valvoline......................................................  4
          Refining and Marketing.........................................  5
          Miscellaneous..................................................  8
 Item 2.  Properties..................................................... 11
 Item 3.  Legal Proceedings.............................................. 11
 Item 4.  Submission of Matters to a
           Vote of Security Holders...................................... 12
 Item X.  Executive Officers of Ashland.................................. 12

PART II

 Item 5.  Market for Registrant's Common Stock and Related
           Security Holder Matters....................................... 13
 Item 6.  Selected Financial Data........................................ 13
 Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................... 13
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk..... 13
 Item 8.  Financial Statements and Supplementary Data.................... 13
 Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure........................ 13

PART III

Item 10.  Directors and Executive Officers of the Registrant............. 13
Item 11.  Executive Compensation......................................... 14
Item 12.  Security Ownership of Certain Beneficial
           Owners and Management......................................... 14
Item 13.  Certain Relationships and Related Transactions................. 14

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

     Ashland's businesses are grouped into five industry segments: APAC, Ashland Distribution, Ashland Specialty Chemical, Valvoline and Refining and Marketing. Financial information about these segments for the three fiscal years ended September 30, 2001 is set forth on pages 54 and 55 of Ashland's Annual Report to Shareholders for the fiscal year ended September 30, 2001 ("Annual Report").

     APAC performs asphalt and concrete contract construction work, including highway paving and repair, excavation and grading, and bridge construction, and produces asphaltic and ready-mix concrete, crushed stone and other aggregate in the southern and midwestern United States.

     Ashland Distribution distributes industrial chemicals and solvents, plastics, fiber reinforcements and fine ingredients in North America and plastics in Europe. Ashland Distribution also provides environmental and energy management services. Ashland Specialty Chemical manufactures and sells a wide variety of high-performance chemicals, resins, products and services and certain petrochemicals.

     Valvoline is a producer and marketer of premium packaged motor oil and automotive chemicals, including appearance products, antifreeze, filters, rust preventives and coolants. In addition, Valvoline is engaged in the "fast oil change" business through outlets operating under the Valvoline Instant Oil Change(R) name.

     Marathon Ashland Petroleum LLC ("MAP"), a joint venture with Marathon Oil Company, operates seven refineries with a total crude oil refining capacity of 935,000 barrels per day. Refined products are distributed through a network of independent and company-owned outlets in the Midwest, the upper Great Plains and the southeastern United States. Marathon Oil Company holds a 62% interest in MAP, and Ashland holds a 38% interest in MAP. Ashland accounts for its investment in MAP using the equity method.

     At September 30, 2001, Ashland and its consolidated subsidiaries had approximately 25,100 employees (excluding contract employees).


                                    APAC

     The APAC group of companies is the nation's largest asphalt and concrete paving company and is a major supplier of construction materials. APAC performs construction work, such as paving, repairing and resurfacing highways, streets, airports, residential and commercial developments, sidewalks and driveways, and grading and base work. In addition, it performs a number of construction services such as excavation and related activities in the construction of bridges and structures, drainage facilities and underground utilities. APAC conducts its business through 45 divisions operating in 14 southern and midwestern states. Distinguished by their local identities, these divisions provide construction services, technologies and materials throughout the regions in which they operate. These divisions are supported by management and administrative staff in Atlanta, Georgia.

     To deliver its services and products, APAC utilizes extensive aggregate-producing properties and construction equipment. It currently has 37 permanent operating quarry locations, 58 other aggregate production facilities, 68 ready-mix concrete plants, 248 hot-mix asphalt plants and a fleet of over 17,000 mobile equipment units, including heavy construction equipment and transportation-related equipment. In certain market areas APAC is vertically integrated with asphalt, aggregate and ready-mix operations, all complementing one another.

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

     Total backlog at September 30, 2001 was $1,629 million, compared to $1,397 million at September 30, 2000. APAC includes a construction project in its backlog when a contract is awarded or a firm letter of commitment is obtained and funding is in place. The backlog at September 30, 2001 is considered firm, and a major portion is expected to be completed during fiscal 2002.


                            ASHLAND DISTRIBUTION

     Ashland Distribution distributes chemicals, plastics, fiber reinforcements and fine ingredients in North America and plastics in Europe. Ashland Distribution owns or leases approximately 70 distribution facilities in North America and 20 distribution facilities in 13 foreign countries. Ashland Distribution is comprised of the following divisions:

     INDUSTRIAL CHEMICALS & SOLVENTS DIVISION - This division markets specialty and industrial chemicals, additives and solvents to industrial chemical users in major markets through distribution centers in the United States, Canada, Mexico and Puerto Rico, as well as some export operations. It distributes approximately 7,000 chemicals, solvents, additives and raw materials made by many of the nation's leading chemical manufacturers and a growing number of offshore producers. It specializes in supplying mixed truckloads and less-than-truckload quantities to many industries, including the paint and coatings, inks, adhesives, polymer, rubber, industrial and institutional compounding, automotive, appliance and paper industries. The Industrial Chemicals & Solvents division offers e-commerce ordering at www.go2ashland.com.

     GENERAL POLYMERS DIVISION - This division markets a broad range of branded thermoplastic resins to injection molders, extruders, blow molders, and rotational molders in the plastics industry through distribution locations in the United States, Canada, Mexico and Puerto Rico. It also provides plastic material transfer and packaging services and less-than-truckload quantities of packaged thermoplastics. The General Polymers division offers e-commerce ordering at www.gpashland.com.

     FRP SUPPLY DIVISION - This division markets mixed truckload and less-than-truckload quantities of polyester thermosetting resins, fiberglass and other specialty reinforcements, catalysts and allied products to customers in the reinforced plastics and cultured marble industries through distribution facilities located throughout North America. The FRP Supply division offers e-commerce ordering at www.eFRP.com.

     FINE INGREDIENTS DIVISION - This division distributes cosmetic and pharmaceutical specialty chemicals and food-grade and nutritional additives and ingredients across North America. The Fine Ingredients division offers e-commerce ordering at www.FIDonline.com.

     ASHLAND PLASTICS EUROPE DIVISION - This division markets a broad range of thermoplastics to processors in Europe. Ashland Plastics Europe has distribution centers located in Belgium, England, Finland, France, Germany, Ireland, Italy, the Netherlands, Norway, Poland, Portugal, Spain and Sweden. The division also has a small compound manufacturing facility located in Spain.

     SERVICE  BUSINESSES  DIVISION  -  This  division  consists  of  Energy
Services and Environmental Services. Energy Services provides customized management of energy purchasing, supply and transportation. Environmental Services provides customers chemical waste collection, disposal and recycling services, working in cooperation with chemical waste services companies. Environmental Services offers e-commerce ordering at www.ashlandES.com.

                         ASHLAND SPECIALTY CHEMICAL

     Ashland Specialty Chemical manufactures and supplies specialty chemical products and services to industries including the adhesives, automotive, composites, foundry, merchant marine, paint, paper, plastics, semiconductor fabrication, watercraft and water treatment industries. Ashland Specialty Chemical owns and operates 33 manufacturing facilities and participates in 14 manufacturing joint ventures in 18 countries. Ashland Specialty Chemical is comprised of the following divisions:

     COMPOSITE POLYMERS DIVISION - This division manufactures and sells a broad range of chemical-resistant, fire-retardant, general-purpose and high-performance marine grades of unsaturated polyester and vinyl ester resins and gelcoats for the reinforced plastics industry. Key markets include the transportation, construction and marine industries. The division has manufacturing plants in Jacksonville and Fort Smith, Arkansas; Los Angeles, California; Bartow, Florida; McMinnville, Oregon; Philadelphia, Pennsylvania; Johnson Creek, Wisconsin; Kelowna, British Columbia, Canada; Kunshan, China; Porvoo and Lahti, Finland; Sauveterre, France; Miszewo, Poland; Benicarlo, Spain; and, through separate joint ventures has manufacturing plants in Sao Paolo, Brazil and Jeddah, Saudi Arabia. In addition, the division also manufactures products through other Ashland Specialty Chemical facilities located in Neville Island, Pennsylvania and Mississauga, Ontario, Canada.

     FOUNDRY PRODUCTS DIVISION - This division manufactures and sells foundry chemicals worldwide, including sand-binding resin systems, refractory coatings, release agents, engineered sand additives and riser sleeves. This division serves the global metal casting industry from 24 manufacturing locations in 18 countries.

     DREW INDUSTRIAL DIVISION - This division supplies specialized chemicals and consulting services for the treatment of boiler water, cooling water, steam, fuel and waste streams. It also supplies process chemicals and technical services to the pulp and paper and mining industries and additives to manufacturers of latex and paint. It conducts operations throughout North America, Europe and the Far East through subsidiaries, joint venture companies and distributors. The division has manufacturing plants in Kearny, New Jersey; Houston, Texas; Sydney and Perth, Australia; Singapore; Ajax, Ontario, Canada; Somercotes, England; and Auckland, New Zealand.

     ELECTRONIC CHEMICALS DIVISION - This division manufactures and sells a variety of ultrapure chemicals for the worldwide semiconductor industry through various manufacturing locations and also custom blends and packages ultrapure liquid chemicals to customer specifications. The division operates manufacturing plants in Pueblo, Colorado; Easton, Pennsylvania; Dallas, Texas; Pyongtaek-Shi, Kyonggi-Do, Korea; Milan, Italy and through a joint venture with Union Petrochemical Corporation, an ultrapure-process chemicals manufacturing facility in Taiwan. In addition, it enters into long-term agreements to provide complete on-site chemical management services, including purchasing, warehousing and delivering chemicals for in-plant use, at major facilities of large consumers, of high purity chemicals. The division's Fab Services business provides full-service equipment parts-cleaning refurbishment and management services to the semiconductor manufacturing industry from facilities in Chandler and Tempe, Arizona; and Austin and Carrollton, Texas.

     SPECIALTY POLYMERS & ADHESIVES DIVISION - This division manufactures and sells specialty phenolic resins for paper impregnation and friction material bonding; acrylic polymers for pressure-sensitive adhesives;
emulsion polymer isocyanate adhesives for structural wood bonding; polyurethane and epoxy structural adhesives for bonding fiberglass reinforced plastics, composites, thermoplastics and metals in automotive, recreational, and industrial applications; induction bonding systems for thermoplastic materials; elastomeric polymer adhesives and butyl rubber roofing tapes for commercial roofing applications; and vapor-curing, high-performance urethane coatings systems. It has manufacturing plants in Calumet City, Illinois; Norwood and Totowa, New Jersey; Ashland and Columbus, Ohio; White City, Oregon; and Kidderminster, England.

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

     PETROCHEMICALS DIVISION - This division manufactures maleic anhydride at Neal, West Virginia and also markets maleic anhydride and methanol in North America.

OTHER MATTERS

     For information on Ashland Distribution and Ashland Specialty Chemical and federal, state and local statutes and regulations governing releases into, or protection of, the environment, see "Item 1. Business - Miscellaneous - Environmental Matters" and "Item 3. Legal Proceedings - Environmental Proceedings" in this Form 10-K.


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

     NORTH AMERICAN PRODUCTS - This unit, Valvoline's largest operating division, markets automotive, commercial, and industrial lubricants, automotive chemicals and automotive appearance products to a broad network of North American customers. This unit markets Valvoline-branded motor oil, one of the top selling brands in the U.S. private passenger car and light truck market, and premium synthetic SynPower(R) automobile chemicals for "under-the-hood" use. During fiscal 2001, Valvoline successfully introduced MaxLife(TM) motor oil, the first lubricant for vehicles with more than 75,000 miles.

     North American Products also markets Eagle One(R) premium automotive appearance products, Zerex(R) antifreeze and Pyroil(R) automotive chemicals. Zerex is the second leading antifreeze brand in the United States. This division also markets R-12, an automotive refrigerant that was phased out of production in 1995. R-12 is being replaced in the market by a new generation of refrigerants and Valvoline's inventories of R-12 are expected to be depleted in fiscal 2002.

     The domestic commercial and specialty products group of the North American Products unit has a strategic alliance with Cummins Engine Company, Inc. to distribute heavy-duty lubricants to the commercial market.

     In September 2001, Valvoline introduced Spirit(TM) 3-D Foam. Spirit is a spray-on, peel-off 3-D foam that can be used for spraying spirit slogans on cars, SUVs and trucks, as well as around the home, office or school.

     EAGLE ONE - Eagle One is a brand of premium automobile appearance chemicals for "above-the-hood" applications. Products include waxes, polishes and wheel cleaners. Managed by Valvoline as a separate business unit, Eagle One markets its products through Valvoline's North American Products and Valvoline International divisions.

     VALVOLINE INTERNATIONAL - Valvoline International markets Valvoline branded products and Eagle One automotive appearance products through company-owned affiliates or divisions in Argentina, Australia, Austria, Belgium, Brazil, Denmark, Finland, Germany, Great Britain, Italy, the Netherlands, Poland, South Africa, Sweden and Switzerland. TECTYL(R) rust preventives are marketed in Europe. Licensees and distributors market certain products in other parts of Europe, Mexico, Central and South America, the Far East, the Middle East and certain African countries. Joint ventures have been established in China, Ecuador, India, Thailand and Venezuela. Packaging and blending plants and distribution centers in Australia, Canada, the Netherlands and the United States supply international customers.

     VALVOLINE INSTANT OIL CHANGE(R) ("VIOC") - VIOC is one of the largest competitors in the expanding U.S. "fast oil change" service business, providing Valvoline with a significant share of the installed segment of the passenger car and light truck motor oil market. As of September 30, 2001, 364 company-owned and 311 franchised service centers were operating in 38 states.

     VIOC has continued its customer service innovation through its Maximum Vehicle Performance program ("MVP"). MVP is a computer-based program that maintains system-wide service records on all customer vehicles. MVP also contains a database on all car models, which allows employees to make service recommendations based on a vehicle owner's manual recommendations.

                           REFINING AND MARKETING

     Refining and Marketing operations are conducted by MAP and its subsidiaries, including its wholly-owned subsidiaries, Speedway SuperAmerica LLC and Marathon Ashland Pipe Line LLC. Marathon Oil Company ("Marathon") holds a 62% interest in MAP and Ashland holds a 38% interest in MAP.

REFINING

     MAP owns and operates seven refineries with an aggregate refining capacity of 935,000 barrels of crude oil per calendar day (1 barrel = 42 United States gallons). The table below sets forth the location and daily crude oil throughput capacity (measured in barrels) of each of MAP's refineries as of September 30, 2001:

 Garyville, Louisiana........................................... 232,000
 Catlettsburg, Kentucky......................................... 222,000
 Robinson, Illinois............................................. 192,000
 Detroit, Michigan..............................................  74,000
 Canton, Ohio...................................................  73,000
 Texas City, Texas..............................................  72,000
 St. Paul Park, Minnesota.......................................  70,000
                                                                 -------
 Total.......................................................... 935,000
                                                                 =======

     MAP's refineries include crude oil atmospheric and vacuum distillation, fluid catalytic cracking, catalytic reforming, desulfurization and sulfur recovery units. The refineries have the capability to process a wide variety of crude oils and to produce typical refinery products, including reformulated gasoline ("RFG"). In addition to typical refinery products, the Catlettsburg refinery, an ISO-9000 certified facility, manufactures lubricating oils and a wide range of petrochemicals. For the twelve months ended September 30, 2001, 76% of MAP's production of lubricating oils was purchased by Valvoline and 38% of MAP's production of petrochemicals was purchased by Ashland Distribution.

     MAP also produces a wide range of asphalt products, petroleum pitch (primarily used in the graphite electrode, clay target and refractory industries), aromatics, aliphatic hydrocarbons, cumene, base oil, slack wax and molten sulfur.

     The table below sets forth MAP's refinery total input and refinery production by product group for the twelve months ended September 30, 2001, 2000 and 1999. Refinery total inputs include crude oil and other feedstocks.


                                                          Twelve Months Ended September 30
                                                     ------------------------------------------

                                                       2001             2000             1999
                                                       ----             ----             ----
     Refinery Input
     (in thousands of barrels per day)               1,051.0          1,033.4           1,034.0
     -----------------------------------

     Refined Product Yields
     (in thousands of barrels per day)
     -----------------------------------
     Gasoline...........................               560.5            559.0             565.5
     Distillates........................               278.7            271.5             265.6
     Propane............................                21.2             21.0              22.2
     Feedstocks & Special Products......                69.9             68.9              64.9
     Heavy Fuel Oils....................                44.7             41.2              45.1
     Asphalt............................                74.5             73.3              70.4
                                                     -------          -------           -------
                      Total.............             1,049.5          1,034.9           1,033.7
                                                     =======          =======           =======


     Planned maintenance activities requiring temporary shutdown of certain refinery operating units are periodically performed at each refinery. MAP completed major turnarounds at the Robinson and Detroit refineries in the twelve months ended September 30, 2001, and at the Catlettsburg refinery in the period ended September 30, 2000.

     The Garyville, Louisiana coker unit project achieved mechanical completion in early October 2001. It is anticipated that the coker unit project will be at full production in December 2001. To supply this new unit, MAP reached an agreement with P.M.I. Comercio Internacional, S.A. de C.V., an affiliate of Petroleos Mexicanos, to purchase approximately 90,000 barrels per day of heavy Mayan crude oil. This agreement is multi-year and will begin upon completion of the coker unit.

MARKETING

     MAP's principal marketing areas for gasoline and distillates include the Midwest, the upper Great Plains and the southeastern United States. Gasoline and distillates are sold in 24 states. Gasoline is sold at wholesale primarily to independent marketers, jobbers and chain retailers who resell these products through several thousand retail outlets principally under their own names. MAP also supplies approximately 3,800 jobber-dealer, open-dealer and lessee-dealer locations using the Marathon(R) and Ashland(R) brand names.

     Gasoline,   distillates  and  aviation   products  are  also  sold  to
utilities, railroads, river towing companies, commercial fleet operators, airlines and governmental agencies.

     MAP markets asphalt through owned and leased terminals located throughout the Midwest and Southeast. The MAP customer base includes approximately 900 asphalt paving contractors, government entities (states, counties, cities and townships) and asphalt roofing shingle manufacturers.

     Retail sales of gasoline and diesel fuel are made through MAP's wholly-owned subsidiary, Speedway SuperAmerica LLC ("SSA"). As of September 30, 2001, SSA had 2,145 retail outlets in 17 states in the Midwest and Southeast which sell petroleum products and convenience store merchandise primarily under the brand names Speedway(R) and SuperAmerica(R). The retail locations sell a variety of food, merchandise, cigarettes, candy and beverages. Several locations also have on-premises brand-name restaurants such as Subway(R) and Taco Bell(R).

     During the twelve months ended September 30, 2001, 67% of SSA's revenues (excluding excise taxes) were derived from the sale of gasoline and diesel fuel, and the remainder were derived from the sale of merchandise.

     Effective September 1, 2001, MAP and Pilot Corporation ("Pilot") completed a transaction to form Pilot Travel Centers LLC ("PTC") which combined SSA's and Pilot's travel centers. Pilot and MAP each own a 50% interest in PTC. By combining these travel centers, MAP continues to further enhance its retail presence. PTC is the largest operator of travel centers in the United States with more than 235 locations in 35 states. The travel centers offer diesel fuel, gasoline and a variety of other services associated with such locations, including on-premises brand-name restaurants.

     The table below shows the volume of MAP's consolidated refined product sales for the twelve months ended September 30, 2001, 2000 and 1999.

                                                              Twelve Months Ended September 30
                                                       ------------------------------------------

                                                        2001                2000             1999
                                                        ----                ----             ----

   Refined Product Sales
   (in thousands of barrels per day)
   ---------------------------------
      Gasoline                                         741.0               752.1            699.3
      Distillates                                      349.6               351.2            324.6
      Propane                                           21.5                21.6             22.4
      Feedstocks & Special Products                     68.1                67.6             65.1
      Heavy Fuel Oils                                   46.3                40.9             44.9
      Asphalt                                           75.8                75.1             74.3
                                                     -------             -------          -------
                           Total                     1,302.3             1,308.5          1,230.6
                                                     =======             =======          =======

   Matching Buy/Sell Volumes
   included in above....................                43.7                41.4             47.7

     MAP sells RFG in parts of its marketing territory, primarily Chicago, Illinois; Louisville, Kentucky; Northern Kentucky; Maryland; Virginia; and Milwaukee, Wisconsin. MAP also markets low-vapor-pressure gasolines in eleven states.

SUPPLY AND TRANSPORTATION

     The crude oil processed in MAP's refineries is obtained from negotiated contract and spot purchases or exchanges. For the twelve months ended September 30, 2001, MAP's negotiated contract and spot purchases for refinery input of crude oil produced in the U.S. averaged 388,700 barrels per day, including an average of 28,200 net barrels per day acquired from Marathon. For the twelve months ended September 30, 2001, MAP's foreign crude oil requirements were met largely through purchases from various foreign national oil companies, producing companies and traders. Purchases of foreign crude oil represented 57% of MAP's crude oil requirements for the twelve months ended September 30, 2001.

     MAP's ownership or interest in domestic pipeline systems in its refining and marketing areas is significant. MAP owns, leases or has an ownership interest in 6,466 miles of pipelines in 11 states. This network transports crude oil and refined products to and from terminals, refineries and other pipelines. It includes 68 miles of crude oil gathering lines, 3,564 miles of crude oil trunk lines and 2,834 miles of refined product lines.

     MAP has a 46.7% ownership interest in LOOP LLC ("LOOP"), which is the owner and operator of the only U.S. deepwater port facility capable of receiving crude oil from very large crude carriers. Ashland has retained a 4% ownership interest in LOOP. MAP also owns a 49.9% ownership interest in LOCAP INC. ("LOCAP"), which is the owner and operator of a crude oil pipeline connecting LOOP to the Capline system. Ashland has retained an 8.6% ownership interest in LOCAP. In addition, MAP has a 37.2% ownership interest in the Capline system. These port and pipeline systems provide MAP with access to common carrier transportation from the Louisiana Gulf Coast to Patoka, Illinois. At Patoka, the Capline system connects with other common carrier pipelines owned or leased by MAP that provide transportation to MAP's refineries in Illinois, Kentucky, Michigan, Minnesota and Ohio.


     MAP's subsidiary, Ohio River Pipe Line LLC ("ORPL"), plans to build a pipeline from Kenova, West Virginia, to Columbus, Ohio. ORPL is a common carrier pipeline company and the pipeline will be an interstate common carrier pipeline. The pipeline, which will be named Cardinal Products Pipe Line, is expected to initially move about 50,000 barrels per day of refined petroleum products into the central Ohio region. Construction is currently planned for the summer of 2002 pending receipt of permits, with start-up of the pipeline to follow late in the fourth quarter of calendar 2002.

     MAP has a 33.3% ownership interest in Centennial Pipeline LLC, a limited liability company formed to develop an interstate refined petroleum products pipeline extending from the U.S. Gulf of Mexico to the Midwest. In March 2001, the Federal Energy Regulatory Commission approved the abandonment of a 720-mile, 26-inch diameter pipeline extending from Longville, Louisiana to Bourbon, Illinois, from natural gas service thereby allowing conversion to refined products transportation by Centennial Pipeline. Also as part of the project, a two-million barrel terminal storage facility is being constructed and a new 74-mile, 24-inch diameter pipeline extending from Beaumont, Texas, to Longville, Louisiana has been built. Marathon Ashland Pipe Line LLC has been designated operator of the pipeline. The Centennial Pipeline system will connect with existing MAP transportation assets and other common carrier lines. It is expected to be operational in the first quarter of calendar 2002.

     MAP also has a 33.3% ownership interest in Minnesota Pipe Line Company, which operates a crude oil pipeline in Minnesota. Minnesota Pipe Line Company provides MAP with access to crude oil common carrier transportation from Clearbrook, Minnesota, to Cottage Grove, Minnesota, which is in the vicinity of MAP's St. Paul Park, Minnesota refinery.

     MAP's marine transportation operations include towboats and barges that transport refined products on the Ohio, Mississippi and Illinois rivers, their tributaries and the Intracoastal Waterway. MAP also leases and owns railcars in various sizes and capacities for movement and storage of petroleum products and a large number of tractors, tank trailers and general service trucks.

     In addition, MAP owns and operates 91 terminal facilities from which it sells a wide range of petroleum products. These facilities are supplied by a combination of barges, pipeline, truck and/or rail.

OTHER MATTERS

     For information on MAP and federal, state and local statutes and regulations governing releases into the environment or protection of the environment, see "Item 1. Business - Miscellaneous - Environmental Matters" in this Form 10-K.


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

     At September 30, 2001, Ashland's reserves for environmental remediation amounted to $176 million, reflecting Ashland's estimates of the most likely costs which will be incurred over an extended period to remediate identified environmental conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland's ability to estimate its share of the ultimate costs of the required remediation efforts. Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites. Reserves are regularly adjusted as environmental remediation continues. None of the remediation locations is individually material to Ashland as its largest reserve for any site is under $10 million. As a result, Ashland's exposure to adverse developments with respect to any individual site is not expected to be material, and these sites are in various stages of the ongoing environmental remediation process. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occurs in a particular quarter or fiscal year, Ashland believes that the chance of such developments occurring in the same quarter or fiscal year is remote. Ashland does not believe that any liability resulting from environmental remediation, after taking into consideration expected recoveries from insurers, contributions by other responsible parties and amounts already provided for, will have a material adverse effect on its consolidated financial position, cash flows or liquidity.

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

     AIR - The Clean Air Act (the "CAA") imposes stringent limits on air emissions, establishes a federally mandated operating permit program, and allows for civil and criminal enforcement actions. Additionally, it establishes air quality attainment deadlines and control requirements based on the severity of air pollution in a given geographical area. Various state clean air acts implement, complement and, in some instances, add to the requirements of the federal CAA. The requirements of the CAA and its state counterparts have a significant impact on the daily operation of Ashland's businesses and, in many cases, on product formulation and other long-term business decisions. Ashland's businesses maintain numerous permits pursuant to these clean air laws and have implemented systems to oversee ongoing compliance efforts.

     In July 1997, the United States Environmental Protection Agency ("EPA") promulgated revisions to the National Ambient Air Quality Standards ("NAAQS") for ground level ozone and particulate matter. These revisions, if they are implemented by the states, could have a significant effect on certain of Ashland's chemical manufacturing and distribution businesses, and on MAP. The EPA's authority and scientific basis to promulgate these standards were challenged by industry. Although in 2001 the U.S. Supreme Court upheld the EPA's ability to set NAAQS's without considering the costs related to compliance, several other EPA actions were remanded to the Court of Appeals for further consideration. Litigation continues, as do efforts by the EPA and other regulatory and law enforcement agencies to achieve the objectives of these standards through other means. It is not currently possible to estimate any potential financial impact that any revised standards may have on Ashland's operations.

     WATER - Ashland's businesses maintain numerous discharge permits, as the National Pollutant Discharge Elimination System of the Clean Water Act ("CWA") and state programs require, and have implemented systems to oversee their compliance efforts. In addition, several of MAP's operations, in particular its barge and terminal facilities, are regulated under the Oil Pollution Act of 1990.

     SOLID WASTE - Ashland's businesses are subject to the Resource Conservation and Recovery Act ("RCRA"), which establishes standards for the management of solid and hazardous wastes. Besides affecting current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the storage of regulated substances in underground tanks.

     REMEDIATION - Ashland currently operates, and in the past has operated various facilities where, during the normal course of operations, releases of hazardous substances have occurred. Federal and state laws, including but not limited to RCRA and various remediation laws, require that contamination caused by such releases be assessed and, if necessary, remediated to meet applicable standards. MAP operates, and in the past has operated, certain retail outlets where, during the normal course of operations, releases of petroleum products from underground storage tanks have occurred. Federal and state laws require that contamination caused by such releases at these sites be assessed and, if necessary, remediated to meet applicable standards.

RESEARCH

     Ashland conducts a program of research and development to invent and improve products and processes and to improve environmental controls for its existing facilities. It maintains its research facilities in Dublin, Ohio; Lexington, Kentucky; and Atlanta, Georgia. Research and development costs are expensed as they are incurred and totaled $36 million in fiscal 2001 ($33 million in 2000 and $30 million in 1999).

COMPETITION

     In all its operations, Ashland is subject to intense competition both from companies in the industries in which it operates and from products of companies in other industries.

     The majority of the business for which APAC competes is obtained by competitive bidding. There are a substantial number of competitors in the markets in which APAC operates and, as a result, all of APAC's goods and services are marketed under highly competitive conditions. Factors which influence APAC's competitiveness are price, reputation for quality, the availability of aggregate materials, machinery and equipment, knowledge of local markets and conditions and estimating abilities.

     Each of Ashland Distribution's businesses, except for the plastics distribution businesses, compete with national, regional and local companies throughout North America. The plastics distribution businesses compete in both North America and Europe. Competition in these businesses is based primarily on price and reliability of supply. Ashland Specialty Chemical's businesses compete globally in selected niche markets, largely on the basis of technology and service. The number of competitors in the specialty chemical business varies from product to product, and it is not practical to identify such competitors because of the broad range of products and markets served by those products. However, many of Ashland Specialty Chemical's businesses hold proprietary technology, and Ashland believes it has a leading or strong market position in most of its specialty chemical products. Ashland Specialty Chemical's petrochemicals business is largely a commodities business, with pricing and quality being the most important factors.

     Valvoline competes in the highly competitive lubricants business principally through product and service quality, distribution capability, a focused "master" brand strategy, advertising and sales promotion. Some of the major brands of motor oils and lubricants Valvoline competes with internationally are Havoline(R), Castrol(R), Pennzoil(R) and Quaker State(R). The highly competitive consumer products car care business is primarily composed of maintenance chemicals, appearance products and tire cleaners. Valvoline competes primarily in this market through specific product performance benefits, distribution capability and advertising and sales promotion. In the highly competitive "fast oil change" business, Valvoline competes with other leading independent fast lube chains on a national, regional or local basis, as well as automobile dealers and service stations. Valvoline's brand recognition, service offering and increasing market presence in the U.S. "fast oil change" market, as well as quality of service, speed, location, convenience and sales promotion, are important competitive factors.

     MAP competes with a large number of companies to acquire crude oil for refinery processing and in the distribution and marketing of a full array of petroleum products. MAP believes it ranks among the top ten U.S. petroleum companies on the basis of crude oil refining capacity as of September 30, 2001. MAP competes in four distinct markets for the sale of refined products - wholesale, spot, branded and retail distribution. MAP believes it competes with approximately 50 companies in the wholesale distribution of petroleum products to private brand marketers and large commercial and industrial consumers; approximately 75 companies in the sale of petroleum products in the spot market; 13 refiner/marketers in the supply of branded petroleum products to dealers and jobbers; and over 600 petroleum product retailers in the retail sale of petroleum products. MAP also competes in the convenience store industry through SSA's retail outlets and in the travel center industry through their ownership in PTC. The retail outlets offer consumers gasoline, diesel fuel (at selected locations) and a variety of food, merchandise, cigarettes, candy and beverages.

FORWARD-LOOKING STATEMENTS

     This Form 10-K and the documents incorporated by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including various information within the "Capital Resources," "Derivative Instruments," "Outlook" and "Conversion to the Euro" sections in Management's Discussion and Analysis in Ashland's Annual Report. Words such as "anticipates," "believes," "estimates," "expects," "is likely," "predicts," and variations of such words and similar expressions are intended to identify such forward-looking statements. Although Ashland believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such statements will be achieved. Important factors which could cause actual results to differ materially from those contained in such statements are discussed under "Risks and Uncertainties" in Note A of Notes to Consolidated Financial Statements in Ashland's Annual Report. For a discussion of other factors and risks affecting Ashland's revenues and operations see "Item 1. Business
- Miscellaneous - Marketing Conditions" below.

 MARKETING CONDITIONS

     Domestic and international political, legislative, regulatory and legal changes may adversely affect Ashland's results of operations. Political actions may include changes in the policies of the Organization of Petroleum Exporting Countries or other developments involving or affecting oil-producing countries, including military conflict, embargoes, internal instability or actions or reactions of the U.S. government in anticipation of, or in response to, such actions. Profitability of MAP depends largely on the margin between the cost of crude oil and other feedstocks refined and the selling prices of refined products. MAP is a purchaser of crude oil in order to satisfy its refinery throughput requirements. As a result, MAP's overall profitability could be adversely affected by increases in crude oil and other feedstock prices that are not recovered in the market place through higher prices. Reference should be made to the Refining and Marketing section of the Management's Discussion and Analysis section in Ashland's Annual Report for a discussion of the impact of crude oil costs on MAP's operating performance. While Ashland maintains reserves for anticipated liabilities and carries various levels of insurance, Ashland could be affected by civil, criminal, regulatory or administrative actions, claims or proceedings.

     Ashland's operations are subject to various U.S. and foreign laws and regulations relating to environmental protection and worker health and safety. These laws and regulations regulate discharges of pollutants into the air and water, the management and disposal of hazardous substances, and the cleanup of contaminated properties. The costs of complying with these laws and regulations can be substantial and may increase as applicable requirements become more stringent and new rules are implemented. If violation of these laws and regulations occur, Ashland may be forced to pay substantial fines, to complete additional costly projects, or to modify or curtail its operations to limit contaminant emissions.

     The profitability of Ashland's businesses are particularly susceptible to downturns in the economy, particularly downturns in the segments of the U.S. economy related to the purchase and sale of durable goods, including housing, construction, automotive, marine and semiconductor. Both overall demand for Ashland's products and its profit margins may decline as a direct result of an economic recession, inflation, changes in the prices of hydrocarbons and other raw materials (e.g., crude oil and petroleum and chemical products), consumer confidence, interest rates or governmental fiscal policies. In addition, Ashland's profitability may experience significant changes as a result of variations in sales, changes in product mix or pricing competition.

     In addition, changes in climate and weather can significantly affect the performance of several of Ashland's operations. Extreme variations from normal climatic conditions could have a significant effect on the operating results of APAC's construction operations. In particular, unfavorable weather conditions will delay the completion of construction projects, and may require the use of additional resources. In addition, most of the refined products sold by MAP are seasonal in nature, and thus demand for those products may decline due to significant changes in prevailing climate and weather conditions. MAP's production or distribution operations are also subject to disruption by extreme weather conditions such as floods, frozen rivers or hurricanes.

ITEM 2. PROPERTIES

     Ashland's corporate headquarters, which is leased, is located in Covington, Kentucky. Principal offices of other major operations are located in Atlanta, Georgia (APAC); Dublin, Ohio (Ashland Distribution and Ashland Specialty Chemical); Lexington, Kentucky (Valvoline); and Russell, Kentucky (Administrative Services). All of these offices are leased, except for the Russell office, which is owned. Principal manufacturing, marketing and other materially important physical properties of Ashland and its subsidiaries are described under the appropriate segment under Item 1 in this Form 10-K. Additional information concerning certain leases may be found in Note J of Notes to Consolidated Financial Statements in Ashland's Annual Report.

ITEM 3. LEGAL PROCEEDINGS

     ENVIRONMENTAL PROCEEDINGS - (1) As of September 30, 2001, Ashland has been identified as a "potentially responsible party" ("PRP") under Superfund or similar state laws for potential joint and several liability for clean-up costs in connection with alleged releases of hazardous substances associated with 99 waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the EPA or a state agency, in which Ashland is typically participating as a member of a PRP group. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight, and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance and could be material. However, based on its experience with site remediation, its analysis of the specific hazardous substances at issue, the existence of other financially viable PRPs and its current estimates of investigatory, clean-up and monitoring costs at each site, Ashland does not believe that any liability at these sites, either individually or in the aggregate, will have a material adverse effect on Ashland's consolidated financial position, cash flows or liquidity. For additional information regarding environmental matters and reserves, see "Management's Discussion and Analysis - Environmental Matters" and Note M of Notes to Consolidated Financial Statements in Ashland's Annual Report and "Item 1. Business - Miscellaneous
- Environmental Matters" in this Form 10-K.

     (2) As a result of an EPA enforcement initiative wherein information relating to construction projects conducted within refineries since 1980, including financial data, permit status and operational results, are reviewed for compliance with specific provisions of the CAA, MAP, as well as several other refiners, entered into negotiations with the EPA and the Justice Department. On August 30, 2001, the U.S. District Court for the Eastern District of Michigan approved and entered MAP's settlement agreement with the EPA, which includes MAP's commitment to spend approximately $270 million in environmental capital expenditures and improvements to MAP's refineries. These improvements include the installation of specific control technologies over a period of eight years. In addition, MAP's settlement provides for payment of a civil penalty in the amount of $3.8 million and the performance of $8 million in supplemental environmental projects. Ashland has agreed to reimburse MAP a total of $1 million for these projects.

     OTHER PROCEEDINGS - In addition to the environmental matters described above, there are pending or threatened against Ashland and its current and former subsidiaries various claims, lawsuits and administrative proceedings. Such actions are with respect to commercial matters, product liability, toxic tort liability, numerous asbestos claims, and other environmental matters, which seek remedies or damages some of which are for substantial amounts. While these actions are being contested, their outcome is not predictable with assurance and could be material to results of operations in the period they are recognized. However, Ashland does not believe that any liability resulting from these actions after taking into consideration expected recoveries from insurers, contributions by other responsible parties and amounts already provided for, will have a material adverse effect on its consolidated financial position, cash flows or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2001.

ITEM X. EXECUTIVE OFFICERS OF ASHLAND

     The following is a list of Ashland's executive officers, their ages and their positions and offices during the last five years (listed alphabetically after the Chief Executive Officer as to other Senior Vice Presidents, Administrative Vice Presidents and other executive officers).

     PAUL W. CHELLGREN (age 58) is Chairman of the Board, Chief Executive Officer and Director of Ashland and has served in such capacities since 1997, 1996 and 1992, respectively.

     JAMES R. BOYD (age 55) is Senior Vice President and Group Operating Officer of Ashland and has served in such capacities since 1990 and 1993, respectively. Mr. Boyd will retire from Ashland effective January 31, 2002.

     DAVID J. D'ANTONI (age 56) is Senior Vice President and Group Operating Officer of Ashland and has served in such capacities since 1988 and 1999, respectively. During the past five years, he has also served as President of Ashland Chemical Company.

     JAMES J. O'BRIEN (age 47) is Senior Vice President and Group Operating Officer of Ashland and President of The Valvoline Company and has served in such capacities since 1997, 2001, and 1995, respectively. During the past five years, he has also served as Vice President of Ashland.

     CHARLES F. POTTS (age 57) is Senior Vice President of Ashland and President of APAC, Inc. and has served in such capacities since 1992.

     J. MARVIN QUIN (age 54) is Senior Vice President and Chief Financial Officer of Ashland and has served in such capacities since 1992.

     KENNETH L. AULEN (age 52) is Administrative Vice President and Controller of Ashland and has served in such capacities since 1992.

     PHILIP W. BLOCK (age 54) is Administrative Vice President - Human Resources of Ashland and has served in such capacity since 1992.

     PETER M. BOKACH (age 55) is Vice President of Ashland and President of Ashland Distribution Company and has served in such capacities since 1999. During the past five years, he has also served as Group Vice President - Distribution Division of Ashland Chemical Company.

     JAMES A. DUQUIN (age 54) is Vice President of Ashland and President of Ashland Specialty Chemical Company and has served in such capacities since 1999. During the past five years, he has also served as Group Vice President - Specialty Chemical Division of Ashland Chemical Company.

     DAVID L.  HAUSRATH (age 49) is Vice  President and General  Counsel of
Ashland and has served in such capacities since 1998 and 1999, respectively. During the past five years, he has also served as Associate General Counsel of Ashland.

     J. DAN LACY (age 54) is Vice President - Corporate Affairs of Ashland and has served in such capacity since 1986.

     RICHARD P. THOMAS (age 55) is Vice President and Secretary of Ashland and has served in such capacities since 1998 and 1999, respectively. During the past five years, he has also served as Associate General Counsel of Ashland and Administrative Vice President and General Counsel of Ashland Petroleum Company.

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

     At September 30, 2001, there were approximately 18,500 holders of record of Ashland's Common Stock. Ashland Common Stock is listed on the New York and Chicago stock exchanges (ticker symbol ASH) and has trading privileges on the Boston, Cincinnati, Pacific and Philadelphia stock exchanges.

ITEM 6. SELECTED FINANCIAL DATA

     There is hereby incorporated by reference the information appearing under the caption "Five-Year Selected Financial Information" on page 56 in Ashland's Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     There is hereby incorporated by reference the information appearing under the caption "Management's Discussion and Analysis" on pages 28 to 35 in Ashland's Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There is hereby incorporated by reference the information appearing under the caption "Derivative Instruments" on pages 33 and 34 in Ashland's Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     There is hereby incorporated by reference the consolidated financial statements appearing on pages 37 through 55 in Ashland's Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There is hereby incorporated by reference the information to appear under the caption "Ashland Inc.'s Board of Directors - Nominees for Election at the 2002 Annual Meeting" and the information regarding Section 16 beneficial ownership reporting compliance in Ashland's definitive Proxy Statement for its January 31, 2002 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after September 30, 2001 ("Proxy Statement"). See also the list of Ashland's executive officers and related information under "Executive Officers of Ashland" in Part I - Item X in this Form 10-K.

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

     (3) Exhibits

3.1 Second Restated Articles of Incorporation of Ashland, as amended to January 30, 1998 (filed as Exhibit 3 to Ashland's Form 10-Q for the quarter ended December 31, 1997 and incorporated herein by reference).

3.2      By-laws  of  Ashland,  effective  as of June 21,  2001  (filed  as
         Exhibit 3.2 to Ashland's Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

4.1 Ashland agrees to provide the SEC, upon request, copies of instruments defining the rights of holders of long-term debt of Ashland and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed with the SEC.

4.2 Indenture, dated as of August 15, 1989, as amended and restated as of August 15, 1990, between Ashland and Citibank, N.A., as Trustee.

4.3 Indenture, dated as of September 7, 2001, between Ashland and U.S. Bank National Association, as Trustee.

4.4 Rights Agreement, dated as of May 16, 1996, between Ashland Inc. and the Rights Agent, together with Form of Right Certificate.


     The following Exhibits 10.1 through 10.15 are compensatory plans or arrangements or management contracts required to be filed as exhibits pursuant to Item 601(b)(10)(ii)(A) of Regulation S-K.


10.1 Amended Stock Incentive Plan for Key Employees of Ashland Inc. and its Subsidiaries (filed as Exhibit 10.1 to Ashland's Form 10-K for the fiscal year ended September 30, 1999 and incorporated herein by reference).

10.2 Ashland Inc. Deferred Compensation Plan for Non-Employee Directors (filed as Exhibit 10.2 to Ashland's Form 10-K for the fiscal year ended September 30, 1999 and incorporated herein by reference).

10.3 Ashland Inc. Deferred Compensation Plan (filed as Exhibit 10.14 to Ashland's Form 10-K for the fiscal year ended September 30, 2000 and incorporated herein by reference).

10.4     Tenth  Amended  and  Restated  Ashland  Inc.   Supplemental  Early
         Retirement  Plan for  Certain  Employees,  as  amended  (filed  as
         Exhibit 10.2 to Ashland's Form 10-Q for the quarter ended December 31, 2000 and incorporated herein by reference).

10.5     Ashland Inc. Salary Continuation Plan.

10.6 Form of Ashland Inc. Executive Employment Contract between Ashland Inc. and certain executives of Ashland (filed as Exhibit 10.6 to Ashland's Form 10-K for the fiscal year ended September 30, 1999 and incorporated herein by reference).

10.7 Form of Separation Agreement and General Release between Ashland Inc. and James R. Boyd, an executive officer of Ashland.

10.8 Form of Indemnification Agreement between Ashland Inc. and each member of its Board of Directors.

10.9     Ashland Inc.  Nonqualified  Excess Benefit  Pension Plan (filed as
         Exhibit 10.11 to Ashland's Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).

10.10 Ashland Inc. Long-Term Incentive Plan (filed as Exhibit 10.9 to Ashland's Form 10-K for the fiscal year ended September 30, 2000 and incorporated herein by reference).

10.11    Ashland Inc. Directors' Charitable Award Program (filed as Exhibit
         10.10 to Ashland's Form 10-K for the fiscal year ended September 30, 2000 and incorporated herein by reference).

10.12 Ashland Inc. 1993 Stock Incentive Plan (filed as Exhibit 10.11 to Ashland's Form 10-K for the fiscal year ended September 30, 2000 and incorporated herein by reference).

10.13 Ashland Inc. 1995 Performance Unit Plan (filed as Exhibit 10.12 to Ashland's Form 10-K for the fiscal year ended September 30, 2000 and incorporated herein by reference).

10.14 Ashland Inc. 1997 Stock Incentive Plan (filed as Exhibit 10.15 to Ashland's Form 10-K for the fiscal year ended September 30, 2000 and incorporated herein by reference).

10.15 Ashland Inc. Amended and Restated Ashland Inc. Incentive Plan (filed as Exhibit 10.1 to Ashland's Form 10-Q for the quarter ended December 31, 2000 and incorporated herein by reference).

10.16 Amended and Restated Limited Liability Company Agreement of Marathon Ashland Petroleum LLC dated as of December 31, 1998 (filed as Exhibit 10.17 to Ashland's Form 10-K for the fiscal year ended September 30, 1999 and incorporated herein by reference).

10.17 Put/Call, Registration Rights and Standstill Agreement as amended to December 31, 1998 among Marathon Oil Company, USX Corporation, Ashland Inc. and Marathon Ashland Petroleum (filed as Exhibit
         10.18 to Ashland's Form 10-K for the fiscal year ended September 30, 1999 and incorporated herein by reference).

11 Computation of Earnings Per Share (appearing on page 43 of Ashland's Annual Report to Shareholders, incorporated by reference herein, for the fiscal year ended September 30, 2001).

12 Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

13 Portions of Ashland's Annual Report to Shareholders, incorporated by reference herein, for the fiscal year ended September 30, 2001.

21       List of subsidiaries.

23.1     Consent of independent auditors.

24       Power  of  Attorney,   including   resolutions  of  the  Board  of
         Directors.

     Upon written or oral request, a copy of the above exhibits will be furnished at cost.

     (B) REPORTS ON FORM 8-K

         None.

                                 SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         ASHLAND INC.
                                         (Registrant)

                                         By:
                                                 /s/ Kenneth L. Aulen
                                        ---------------------------------------
                                            (Kenneth L. Aulen, Administrative
                                              Vice President and Controller)

                                         Date:  December 3, 2001

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT, IN THE CAPACITIES INDICATED, ON DECEMBER 3, 2001.

      SIGNATURES                                   CAPACITY
      ----------                                   --------

/s/ PAUL W. CHELLGREN                     Chairman of the Board, Chief
---------------------------------          Executive Officer and Director
    PAUL W. CHELLGREN

/s/ J. MARVIN QUIN                        Senior Vice President and Chief
---------------------------------          Financial Officer
    J. MARVIN QUIN


/s/ KENNETH L. AULEN                      Administrative Vice President,
---------------------------------          Controller and Principal
    KENNETH L. AULEN                       Accounting Officer


            *                             Director
---------------------------------
    SAMUEL C. BUTLER


            *                             Director
---------------------------------
    FRANK C. CARLUCCI


            *                             Director
---------------------------------
    ERNEST H. DREW

            *                             Director
---------------------------------
    JAMES B. FARLEY


            *                             Director
---------------------------------
    RALPH E. GOMORY


            *                             Director
---------------------------------
    ROGER W. HALE


            *                             Director
---------------------------------
    BERNADINE P. HEALY


            *                             Director
---------------------------------
    MANNIE L. JACKSON


            *                             Director
---------------------------------
    PATRICK F. NOONAN


            *                             Director
---------------------------------
    JANE C. PFEIFFER


            *                             Director
---------------------------------
    WILLIAM L. ROUSE , JR.


            *                             Director
---------------------------------
    THEODORE M. SOLSO


            *                             Director
---------------------------------
    MICHAEL J. WARD





       *  By: /s/ David L. Hausrath
              ---------------------
              David L. Hausrath
              Attorney-in-Fact





       Date:  December 3, 2001

            INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULE

                                                                     PAGE
                                                                     ----
     Consolidated financial statements:
     Statements of consolidated income ...............................*
     Consolidated balance sheets .....................................*
     Statements of consolidated stockholders' equity .................*
     Statements of consolidated cash flows ...........................*
     Notes to consolidated financial statements ......................*
     Information by industry segment .................................*
     Report of independent auditors................................. 20

     Consolidated financial schedule:
     Schedule II - Valuation and qualifying accounts................ 21
     -----------

     *The consolidated financial statements appearing on pages 37 through 55 in Ashland's Annual Report are incorporated by reference in this Annual Report on Form 10-K.

     Schedules other than that listed above have been omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto. Separate financial statements for MAP required by Rule 3-09 of Regulation S-X will be filed as an amendment to this Form 10-K within 90 days after the end of MAP's fiscal year ending December 31, 2001. Separate financial statements of other unconsolidated affiliates are omitted because each company does not constitute a significant subsidiary using the 20% tests when considered individually. Summarized financial information for such affiliates is disclosed in Note F of Notes to Consolidated Financial Statements in Ashland's Annual Report.

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

     In our opinion, the financial statements listed in the accompanying index to financial statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of Ashland Inc. and consolidated subsidiaries at September 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note A to the financial statements, in 2001 the Company and its unconsolidated affiliate, Marathon Ashland Petroleum LLC, changed their method of accounting for derivatives.

                                              /s/ Ernst & Young LLP

                                              Ernst & Young LLP


Cincinnati, Ohio
October 31, 2001



 ----------------------------------------------------------------------------------------------------------------------------------
 Ashland Inc. and Consolidated Subsidiaries
 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



-----------------------------------------------------------------------------------------------------------------------------------
(In millions)                                              Balance at      Provisions                                      Balance
                                                            beginning      charged to      Reserves            Other        at end
Description                                                   of year        earnings      utilized          changes       of year
===================================================================================================================================
YEAR ENDED SEPTEMBER 30, 2001
Reserves deducted from asset accounts
   Accounts receivable                                         $  25             $ 34          $(25)  (1)       $  -         $  34
   Inventories                                                    13                5            (3)               -            15
-----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30, 2000
Reserves deducted from asset accounts
   Accounts receivable                                         $  23             $ 15          $(12)  (1)       $ (1)        $  25
   Inventories                                                    15                3            (5)               -            13
-----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30, 1999
Reserves deducted from asset accounts
   Accounts receivable                                         $  19             $ 12          $ (8)  (1)       $  -         $  23
   Inventories                                                    11                7            (3)               -            15
-----------------------------------------------------------------------------------------------------------------------------------

(1) Uncollected amounts written off, net of recoveries of $1 million in 2001, $1 million in 2000 and $2 million in 1999.



                               EXHIBIT INDEX
Exhibit
 No.                               Description
-------  ------------------------------------------------------------------

4.2      Indenture between Ashland and Citibank, N.A., as trustee.

4.3 Indenture between Ashland and U. S. Bank National Association, as trustee.

4.4 Rights Agreement between Ashland and the Rights Agent, together with Form of Right Certificate.

10.5     Ashland Inc. Salary Continuation Plan.

10.7 Form of Separation Agreement and General Release between Ashland Inc. and James R. Boyd.

10.8 Form of Indemnification Agreement between Ashland Inc. and each member of its Board of Directors.

12 Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

13 Portions of Ashland's Annual Report to Shareholders for the fiscal year ended September 30, 2001.

21       List of subsidiaries.

23.1     Consent of independent auditors.

24       Power  of  Attorney,   including   resolutions  of  the  Board  of
         Directors.