Form 10-Q
period 2001-12-31
ASHLAND INC
filed 2002-02-12
CIK 7694

================================================================================




                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                 FORM 10-Q



          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934




              FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                       Commission file number 1-2918



                                ASHLAND INC.
                          (a Kentucky corporation)



                           I.R.S. No. 61-0122250
                        50 E. RiverCenter Boulevard
                               P. O. Box 391
                       Covington, Kentucky 41012-0391



                      Telephone Number: (859) 815-3333



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     At January 31, 2002, there were 69,317,563 shares of Registrant's Common Stock outstanding. One Right to purchase one-thousandth of a share of Series A Participating Cumulative Preferred Stock accompanies each outstanding share of Registrant's Common Stock.


================================================================================

                       PART I - FINANCIAL INFORMATION


 ---------------------------------------------------------------------------------------------------------------
 ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
 STATEMENTS OF CONSOLIDATED INCOME

 ---------------------------------------------------------------------------------------------------------------
                                                                                          Three months ended
                                                                                              December 31
                                                                                         -----------------------
 (In millions except per share data)                                                        2001          2000
 ---------------------------------------------------------------------------------------------------------------

 REVENUES
     Sales and operating revenues                                                        $ 1,812       $ 1,878
     Equity income                                                                            52           121
     Other income                                                                             19            14
                                                                                         --------      --------
                                                                                           1,883         2,013
 COSTS AND EXPENSES
     Cost of sales and operating expenses                                                  1,464         1,546
     Selling, general and administrative expenses                                            268           265
     Depreciation, depletion and amortization                                                 53            58
                                                                                         --------      -------
                                                                                           1,785         1,869
                                                                                         --------      -------
 OPERATING INCOME                                                                             98           144
     Net interest and other financial costs                                                  (36)          (46)
                                                                                        ----------     --------
 INCOME BEFORE INCOME TAXES                                                                   62            98
     Income taxes                                                                            (24)          (39)
                                                                                        ----------     --------
 NET INCOME                                                                             $     38       $    59
                                                                                        ==========     ========
 EARNINGS PER SHARE - Note A
     Basic                                                                              $   .55        $   .84
     Diluted                                                                            $   .54        $   .84

 DIVIDENDS PAID PER COMMON SHARE                                                        $  .275        $  .275

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


-----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------------------
                                                                            December 31         September 30         December 31
(In millions)                                                                      2001                 2001                2000
-----------------------------------------------------------------------------------------------------------------------------------

                                     ASSETS
                                     ------
CURRENT ASSETS
    Cash and cash equivalents                                                 $     264            $     236            $    108
    Accounts receivable                                                           1,042                1,219               1,153
    Allowance for doubtful accounts                                                 (33)                 (34)                (30)
    Inventories - Note A                                                            495                  495                 528
    Deferred income taxes                                                           114                  126                 126
    Other current assets                                                             85                  171                 108
                                                                              ----------           ----------           ---------
                                                                                  1,967                2,213               1,993

INVESTMENTS AND OTHER ASSETS
    Investment in Marathon Ashland Petroleum LLC (MAP)                            2,319                2,387               2,209
    Goodwill                                                                        529                  528                 528
    Other noncurrent assets                                                         378                  377                 412
                                                                              ----------           ----------           ---------
                                                                                  3,226                3,292               3,149
PROPERTY, PLANT AND EQUIPMENT
    Cost                                                                          3,046                3,030               2,898
    Accumulated depreciation, depletion and amortization                         (1,616)              (1,590)             (1,496)
                                                                              ----------           ----------          ----------
                                                                                  1,430                1,440               1,402
                                                                              ----------           ----------          ----------

                                                                              $   6,623            $   6,945            $  6,544
                                                                              ==========           ==========          ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
    Debt due within one year                                                  $     105            $      85            $    268
    Trade and other payables                                                      1,065                1,392               1,114
    Income taxes                                                                    249                   20                 181
                                                                              ----------           ----------           ---------
                                                                                  1,419                1,497               1,563

NONCURRENT LIABILITIES
    Long-term debt (less current portion)                                         1,740                1,786               1,874
    Employee benefit obligations                                                    430                  412                 386
    Deferred income taxes                                                           204                  440                 174
    Reserves of captive insurance companies                                         176                  173                 202
    Other long-term liabilities and deferred credits                                404                  411                 352
    Commitments and contingencies - Note E
                                                                              -----------          ----------           ---------
                                                                                  2,954                3,222               2,988

COMMON STOCKHOLDERS' EQUITY                                                       2,250                2,226               1,993
                                                                              -----------          ----------           ---------

                                                                              $   6,623            $   6,945            $  6,544
                                                                              ===========          ==========           =========

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

 -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Accumulated
                                                                                                                other
                                                          Common        Paid-in       Retained          comprehensive
(In millions)                                              stock        capital       earnings                   loss         Total
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT OCTOBER 1, 2000                              $     70       $    388       $  1,579          $       (72)        $ 1,965
   Total comprehensive income (1)                                                           59                   (8)             51
   Cash dividends                                                                          (19)                                 (19)
   Issued common stock under
     stock incentive plans                                                    5                                                   5
   Repurchase of common stock                                                (9)                                                 (9)
                                                        ---------      ---------      ---------         ------------        --------
BALANCE AT DECEMBER 31, 2000                            $     70       $    384       $  1,619          $       (80)        $ 1,993
                                                        =========      =========      =========         ============        ========

BALANCE AT OCTOBER 1, 2001                              $     69       $    363       $  1,920          $      (126)        $ 2,226
   Total comprehensive income (1)                                                           38                   (2)             36
   Cash dividends                                                                          (19)                                 (19)
   Issued common stock under
      stock incentive plans                                                   7                                                   7
                                                        ----------     ---------      ---------         ------------        --------
BALANCE AT DECEMBER 31, 2001                            $     69       $    370       $  1,939          $      (128)        $ 2,250
                                                        ==========     =========      =========         ============        ========
------------------------------------------------------------------------------------------------------------------------------------
  (1)  Reconciliations of net income to total comprehensive income follow.

                                                                                                         Three months ended
                                                                                                             December 31
                                                                                                      ---------------------------
          (In millions)                                                                                     2001           2000
          -----------------------------------------------------------------------------------------------------------------------
          Net income                                                                                  $       38      $      59
          Unrealized translation adjustments                                                                  (4)           (10)
            Related tax benefit                                                                                2              2
                                                                                                      -----------     ----------
          Total comprehensive income                                                                  $       36      $      51
                                                                                                      ===========     ==========

          -----------------------------------------------------------------------------------------------------------------------
          At December 31, 2001, the accumulated other comprehensive loss of
          $128 million (after tax) was comprised of net unrealized translation losses of $85 million and a minimum pension liability of $43 million.



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Three months ended
                                                                                                                  December 31
                                                                                                         ---------------------------
(In millions)                                                                                                2001             2000
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS
    Net income                                                                                           $     38           $   59
    Expense (income) not affecting cash
      Depreciation, depletion and amortization                                                                 53               58
      Deferred income taxes                                                                                   (36)              13
      Equity income from affiliates                                                                           (52)            (121)
      Distributions from equity affiliates                                                                    119              209
    Change in operating assets and liabilities (1)                                                            (32)             (31)
                                                                                                         -----------        --------
                                                                                                               90              187

CASH FLOWS FROM FINANCING
    Proceeds from issuance of common stock                                                                      4                2
    Repayment of long-term debt                                                                               (25)             (38)
    Repurchase of common stock                                                                                  -               (9)
    Decrease in short-term debt                                                                                 -              (46)
    Dividends paid                                                                                            (19)             (19)
                                                                                                         -----------        --------
                                                                                                              (40)            (110)

CASH FLOWS FROM INVESTMENT
    Additions to property, plant and equipment                                                                (44)             (40)
    Purchase of operations - net of cash acquired                                                              (5)              (8)
    Proceeds from sale of operations                                                                            -                9
    Other - net                                                                                                 5                3
                                                                                                         -----------        --------
                                                                                                              (44)             (36)
                                                                                                         -----------        --------
CASH PROVIDED BY CONTINUING OPERATIONS                                                                          6               41
    Cash provided by discontinued operations -Note B                                                           22                -
                                                                                                         -----------        --------
INCREASE IN CASH AND CASH EQUIVALENTS                                                                          28               41

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                               236               67
                                                                                                         -----------        --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                                $    264           $  108
                                                                                                         ===========        ========

------------------------------------------------------------------------------------------------------------------------------------
(1) Excludes changes resulting from operations acquired or sold.




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL REPORTING

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Although such statements are subject to any year-end audit adjustments which may be necessary, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 2001. Results of operations for the period ended December 31, 2001, are not necessarily indicative of results to be expected for the year ending September 30, 2002.

INVENTORIES

-----------------------------------------------------------------------------------------------------------------------
                                                               December 31        September 30         December 31
(In millions)                                                         2001                2001                2000
-----------------------------------------------------------------------------------------------------------------------
Chemicals and plastics                                             $   368              $  374              $  411
Construction materials                                                  70                  74                  76
Petroleum products                                                      59                  54                  65
Other products                                                          59                  57                  42
Supplies                                                                 6                   6                   7
Excess of replacement costs over LIFO carrying values                  (67)                (70)                (73)
                                                                   --------             -------             -------
                                                                   $   495              $  495              $  528
                                                                   ========             =======             =======


EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (EPS).

-----------------------------------------------------------------------------------------------------------------------
                                                                                                Three months ended
                                                                                                   December 31
                                                                                               ------------------------
(In millions except per share data)                                                              2001          2000
-----------------------------------------------------------------------------------------------------------------------
 NUMERATOR
 Numerator for basic and diluted EPS - Net income                                              $   38        $   59
                                                                                               =======       =======
 DENOMINATOR
 Denominator for basic EPS - Weighted average
  common shares outstanding                                                                        69            70
 Common shares issuable upon exercise of stock options                                              1             -
                                                                                               -------       -------
 Denominator for diluted EPS - Adjusted weighted
  average shares and assumed conversions                                                           70            70
                                                                                               =======       =======

 BASIC EPS                                                                                     $  .55        $  .84
 DILUTED EPS                                                                                   $  .54        $  .84


ACCOUNTING CHANGE

In June 2001, the Financial Accounting Standards Board issued Statement No. 142 (FAS 142), "Goodwill and Other Intangible Assets." Under FAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. As permitted, Ashland adopted the statement as of October 1, 2001, the beginning of its fiscal year.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING CHANGE (CONTINUED)

Ashland has no recorded intangible assets that are not subject to amortization. Recorded intangible assets subject to amortization (included in other noncurrent assets) and the related amortization expense are not material to Ashland's consolidated financial position or results of operations, respectively.

By March 31, 2002, Ashland must perform its initial impairment test of goodwill as of October 1, 2001. Although the test has not yet been completed, Ashland does not expect it to result in any significant impairment charges.

The nonamortization of goodwill has increased Ashland's net income and earnings per share. Following are pro forma results assuming goodwill had not been amortized prior to October 1, 2001.

-----------------------------------------------------------------------------------------------------------------------
                                                                                                  Three months ended
                                                                                                       December 31
                                                                                                -----------------------
(In millions except per share data)                                                             2001            2000
-----------------------------------------------------------------------------------------------------------------------
Reported net income                                                                         $     38        $     59
Add back:  Goodwill amortization                                                                   -               9
                                                                                           ------------    ------------
Adjusted net income                                                                         $     38        $     68
                                                                                           ============    ============

Basic EPS - as reported                                                                     $    .55        $    .84
Add back:  Goodwill amortization                                                                   -             .13
                                                                                           ------------    ------------
Basic EPS - adjusted                                                                        $    .55        $    .97
                                                                                           ============    ============

Diluted EPS - as reported                                                                   $    .54        $    .84
Add back:  Goodwill amortization                                                                   -             .13
                                                                                           ------------    ------------
Diluted EPS - adjusted                                                                      $    .54        $    .97
                                                                                           ============    ============



Following is a progression of goodwill by segment for the quarter ended December 31, 2001.

-----------------------------------------------------------------------------------------------------------------------
                                                                                 Ashland
                                                              Ashland           Specialty
(In millions)                                   APAC       Distribution         Chemical       Valvoline      Total
-----------------------------------------------------------------------------------------------------------------------
Balance at October 1, 2001                   $    419     $         14       $       92      $        3     $   528
Acquisitions                                        -              -                  1               -           1
                                             -----------  ----------------   --------------   ------------  -----------
Balance at December 31, 2001                 $    419     $         14       $       93       $       3     $   529
                                             ===========  ================   ==============   ============  ===========

NOTE B - DISCONTINUED OPERATIONS

In March 2000, Ashland distributed 17.4 million shares of its Arch Coal Common Stock to Ashland's shareholders. Ashland sold its remaining 4.7 million Arch Coal shares in February 2001 for $86 million (after underwriting commissions). Such sale resulted in a pretax gain on disposal of discontinued operations of $49 million ($33 million after provisions for current and deferred income taxes). In the December 2001 quarter, Ashland received $22 million in current tax benefits from capital loss carrybacks generated by the sale, which are included in "Cash provided by discontinued operations" on the Statements of Consolidated Cash Flows.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE C - UNUSUAL ITEM

Marathon Ashland Petroleum LLC (MAP) maintains an inventory valuation reserve to reduce the LIFO cost of its inventories to their net realizable values. Adjustments in that reserve are recognized quarterly based on changes in petroleum product prices, creating non-cash charges or credits to Ashland's earnings. The following tables show the effect of this unusual item on Ashland's operating income, net income and diluted earnings per share.

-----------------------------------------------------------------------------------------------------------
                                                                                     Three months ended
                                                                                         December 31
                                                                                 --------------------------
(In millions except per share data)                                                  2001            2000
-----------------------------------------------------------------------------------------------------------
Operating income before unusual item                                             $    127        $    144
  MAP inventory valuation adjustments                                                 (29)              -
                                                                                 ----------     ----------
Operating income as reported                                                     $     98        $    144
                                                                                 ==========      ==========

Net income before unusual item                                                   $     56        $     59
  MAP inventory valuation adjustments                                                 (18)              -
                                                                                 ----------      ----------
Net income as reported                                                           $     38        $     59
                                                                                 ==========      ==========

Diluted earnings per share before unusual item                                   $    .80        $    .84
  Impact of unusual item                                                             (.26)              -
                                                                                 ----------      ----------
Diluted earnings per share as reported                                           $    .54        $    .84
                                                                                 ==========      ==========

NOTE D - UNCONSOLIDATED AFFILIATES

Ashland is required by Rule 3-09 of Regulation S-X to file separate financial statements for its significant unconsolidated affiliate, Marathon Ashland Petroleum LLC (MAP). Ashland's ownership position in Arch Coal, Inc. met those same filing requirements prior to the spin-off and sale described in Note B. Financial statements for MAP and Arch Coal for the year ended December 31, 2000, were filed on a Form 10-K/A on March 30, 2001. Financial statements for MAP for the year ended December 31, 2001, will be filed by means of a Form 10-K/A on or before March 31, 2002. Unaudited income statement information for MAP is shown below.

MAP is organized as a limited liability company that has elected to be taxed as a partnership. Therefore, the parents are responsible for income taxes applicable to their share of MAP's taxable income. The net income reflected below for MAP does not include any provision for income taxes that will be incurred by its parents.


-----------------------------------------------------------------------------------------------------------
                                                                                      Three months ended
                                                                                         December 31
                                                                                ---------------------------
(In millions)                                                                         2001           2000
-----------------------------------------------------------------------------------------------------------
Sales and operating revenues                                                     $   5,743        $  7,363
Income from operations                                                                 147             327
Net income
 Including inventory valuation adjustments                                             144             329
 Excluding inventory valuation adjustments                                             221             329
Ashland's equity income
 Including inventory valuation adjustments                                              50             119
 Excluding inventory valuation adjustments                                              79             119


--------------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE E- LITIGATION, CLAIMS AND CONTINGENCIES

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At December 31, 2001, such locations included 95 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, approximately 130 current and former operating facilities (including certain operating facilities conveyed to MAP) and about 1,200 service station properties. Ashland's reserves for environmental remediation amounted to $173 million at December 31, 2001. Such amount reflects Ashland's estimate of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.

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

In addition to the environmental matters described above, there are pending or threatened against Ashland and its current and former subsidiaries various claims, lawsuits and administrative proceedings. Such actions are with respect to commercial matters, product liability, toxic tort liability, numerous asbestos claims, and other environmental matters, which seek remedies or damages some of which are for substantial amounts. While these actions are being contested, their outcome is not predictable with assurance and could be material to results of operations in the period they are recognized. However, Ashland does not believe that any liability resulting from these actions and environmental remediation after taking into consideration expected recoveries from insurers, contributions by other responsible parties and amounts already provided for, will have a material adverse effect on its consolidated financial position, cash flows or liquidity.


-----------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

-----------------------------------------------------------------------------------------------------------
                                                                                       Three months ended
                                                                                           December 31
                                                                                ---------------------------
(In millions)                                                                        2001             2000
-----------------------------------------------------------------------------------------------------------
REVENUES
   Sales and operating revenues
     APAC                                                                       $     681        $     621
     Ashland Distribution                                                             584              731
     Ashland Specialty Chemical                                                       312              311
     Valvoline                                                                        255              241
     Intersegment sales
       Ashland Distribution                                                            (5)              (8)
       Ashland Specialty Chemical                                                     (15)             (18)
                                                                                ----------       ----------
                                                                                    1,812            1,878
   Equity income
     Ashland Specialty Chemical                                                         1                1
     Valvoline                                                                          1                1
     Refining and Marketing                                                            50              119
                                                                                ----------       ----------
                                                                                       52              121
   Other income
     APAC                                                                               1                2
     Ashland Distribution                                                               9                2
     Ashland Specialty Chemical                                                         5                7
     Valvoline                                                                          1                1
     Refining and Marketing                                                             2                -
     Corporate                                                                          1                2
                                                                                ----------       ---------
                                                                                       19               14
                                                                                ----------       ---------
                                                                                $   1,883        $   2,013
                                                                                ==========       =========
OPERATING INCOME
   APAC                                                                         $      36        $      13
   Ashland Distribution                                                                 9               10
   Ashland Specialty Chemical                                                          16               18
   Valvoline                                                                           11               10
   Refining and Marketing (1)                                                          45              109
   Corporate                                                                          (19)             (16)
                                                                                ----------       ----------
                                                                                $      98        $     144
                                                                                ==========       ==========


-----------------------------------------------------------------------------------------------------------------------
(1)  Includes Ashland's equity income from MAP, amortization of Ashland's excess investment in MAP, and other activities associated with refining and marketing.




-----------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

-----------------------------------------------------------------------------------------------------------------------
                                                                                               Three months ended
                                                                                                 December 31
                                                                                          -----------------------------
                                                                                              2001          2000
-----------------------------------------------------------------------------------------------------------------------
OPERATING INFORMATION
   APAC
     Construction backlog at December 31 (millions)                                       $  1,546        $  1,600
     Hot-mix asphalt production (million tons)                                                 9.3             8.5
     Aggregate production (million tons)                                                       7.9             5.9
     Ready-mix concrete production (thousand cubic yards)                                      529             523
   Ashland Distribution (1)
     Sales per shipping day (millions)                                                    $    9.4        $   12.0
     Gross profit as a percent of sales                                                       16.5%           15.6%
   Ashland Specialty Chemical (1
     Sales per shipping day (millions)                                                    $    5.0        $    5.1
     Gross profit as a percent of sales                                                       34.5%           34.0%
   Valvoline lubricant sales (thousand barrels per day)                                       11.2            10.5
   Refining and Marketing (2)
     Crude oil refined (thousand barrels per day)                                              925             857
     Refined products sold (thousand barrels per day) (3)                                    1,317           1,308
     Refining and wholesale marketing margin (per barrel) (4)                             $   2.70        $   3.75
     Speedway SuperAmerica (SSA) (5)
       Retail outlets at December 31                                                         2,104           2,148
       Gasoline and distillate sales (millions of gallons)                                     916             930
       Gross margin - gasoline and distillates (per gallon)                               $  .1139        $  .1183
       Merchandise sales (millions)                                                       $    584        $    517
       Merchandise margin (as a percent of sales)                                             24.0%           23.8%
-----------------------------------------------------------------------------------------------------------------------
(1)  Sales are defined as sales and operating revenues. Gross profit is defined as sales and operating revenues, less cost of sales and operating expenses, less depreciation and amortization relative to manufacturing assets.
(2)  Amounts represent 100 percent of MAP's operations, in which Ashland owns a 38 percent interest.
(3)  Total average daily volume of all refined product sales to MAP's wholesale, branded and retail (SSA) customers.
(4)  Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation.
(5)  Excludes travel centers contributed to Pilot Travel Centers LLC.
     Periods prior to September 1, 2001, have been restated.


--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Ashland's net income was $38 million for the quarter ended December 31, 2001, including an $18 million after-tax, non-cash charge for the inventory valuation adjustment for Marathon Ashland Petroleum (MAP) described in Note C to the Condensed Consolidated Financial Statements. Excluding the unusual charge, net income amounted to $56 million in the 2001 period, compared to $59 million in the 2000 period. Operating income excluding the unusual item amounted to $127 million in the December 2001 quarter compared to a record $144 million for the December 2000 quarter. Earnings from Ashland's wholly owned businesses increased 41 percent, as improved results from APAC's highway construction operations and Valvoline more than offset declines from the recession-affected chemical businesses of Ashland Distribution and Ashland Specialty Chemical. However, this improvement was more than offset by a decline in Refining and Marketing as refining margins fell significantly in the latter part of December.

As described in Note A to the Condensed Consolidated Financial Statements, Ashland adopted FAS 142 effective October 1, 2001, which caused amortization of goodwill to cease. Goodwill amortization reduced operating income by $11 million and net income by $9 million in the quarter ended December 31, 2000. The reductions in operating income by segment were $6 million for APAC, $1 million each for Ashland Distribution and Ashland Specialty Chemical and $3 million for Refining and Marketing.

APAC

Operating income from APAC's construction operations nearly tripled to $36 million for the December 2001 quarter, compared to $13 million in the December 2000 quarter. Improved weather patterns, falling hydrocarbon costs and better construction margins were the key contributors to APAC's performance. Exceptionally warm and dry conditions existed in many locations this year, compared to last year's cold, wet weather. Net construction job revenue (total revenue less subcontract costs) increased 1% from the prior year period, while job margins increased to 7.6%, compared to 7.0% last year. Asphalt plant profitability improved significantly, reflecting a 9% increase in hot-mix asphalt production, a 14% decrease in liquid asphalt costs, and lower fuel and power costs. Aggregate production increased 34%, and ready-mix concrete production increased 1%. In addition, nonamortization of goodwill increased APAC's operating income by $6 million, compared to the December 2000 quarter. The construction backlog at December 31, 2001, remained exceptionally strong at $1.5 billion, a 3% decline from the prior year.

APAC is making strides in its business process redesign initiative, which will improve its organizational structure and more fully leverage APAC's size and expertise. While it is still early in the process, the effort is proceeding well with some programs scheduled for implementation in the second quarter of fiscal 2002. Costs associated with this program are currently estimated to be in the range of $25 million to $30 million over a two-year period. While Ashland is pleased with the operating results at APAC, the costs of the business improvement initiative may impact APAC's ability to achieve the prior guidance of $150 million to $170 million of operating income for fiscal 2002.

ASHLAND DISTRIBUTION

Ashland Distribution reported operating income of $9 million for the quarter ended December 31, 2001, a 10% decline from the $10 million reported for last year's December quarter. The December 2001 results include income of $7 million from the settlement of a sorbate class action antitrust suit. Excluding the impact of this item, the decline in operating income reflects an extremely weak industrial economy that

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

ASHLAND DISTRIBUTION (CONTINUED)

continues to adversely affect sales volumes. Although sales revenues declined 20% from the December 2000 quarter, part of that decline resulted from the "quality of business" initiative designed to either improve gross profits or forgo sales to marginal accounts. The improvement in the gross profit percentage from 15.6% to 16.5% primarily reflects falling hydrocarbon costs, with most of the improvement coming from industrial chemicals and plastics distribution. The cost reduction program launched last year has resulted in the closing and consolidation of distribution facilities, a reduction in the number of employees and lower marketing costs.

ASHLAND SPECIALTY CHEMICAL

For the quarter ended December 31, 2001, Ashland Specialty Chemical reported operating income of $16 million, an 11% decline from the $18 million reported for the December 2000 quarter. Results from five of Ashland's seven specialty chemical businesses improved reflecting better sales volumes and/or margins compared to last year. The largest improvement came in composite polymers, where a 38% increase in operating income reflected increased sales volumes resulting from the April 2001 acquisition of Neste Polyester, and improved margins attributed to lower raw material costs, particularly for styrene. However, those improvements were more than offset by reduced earnings from electronic chemicals, where strong results were reported in the first half of fiscal 2001 prior to the onset of the worldwide downturn in the semiconductor industry. That industry remains slow, as electronic chemicals sales revenues were down 14% and margins were down 25% compared to the December 2000 quarter.

VALVOLINE

For the quarter ended December 31, 2001, Valvoline reported operating income of $11 million, up 10% from the $10 million reported for the December 2000 quarter. Earnings improved from nearly every Valvoline business unit, especially in the core lubricants business and Valvoline Instant Oil Change, which reported record December quarter earnings, reflecting higher ticket prices. International results improved due in part to the European introduction of MaxLife, Valvoline's premium motor oil targeted for older vehicles.

REFINING AND MARKETING

Operating income from Refining and Marketing, which consists primarily of equity income from Ashland's 38% ownership interest in MAP, amounted to $74 million for the quarter ended December 31, 2001, excluding $29 million in unfavorable inventory valuation adjustments described in Note C to the Condensed Consolidated Financial Statements. Operating income for the quarter ended December 31, 2000, amounted to $109 million. The 32% decline is primarily due to a $37 million decrease in Ashland's equity income from MAP's refining and wholesale marketing operations, reflecting a $1.05 per barrel reduction in MAP's refining and wholesale marketing margin. The margin decline was due to ample product inventories and reduced demand, particularly for distillates, resulting from the recession and warmer than normal weather. Ashland's equity income from MAP's retail operations, Speedway SuperAmerica (SSA) and the newly formed Pilot Travel Center joint venture, was essentially unchanged. The positive impacts of higher merchandise sales volumes and margins and increased product volumes were offset by the effects of higher operating expenses and a gain recorded on the sale of 134 SSA non-core stores included in the December 2000 quarter that added $7 million to Ashland's equity income.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

CORPORATE

Corporate expenses amounted to $19 million in the quarter ended December 31, 2001, compared to $16 million for the quarter ended December 31, 2000. The higher level of expenses reflects increases in unallocated costs for most corporate general and administrative functions.

NET INTEREST AND OTHER FINANCIAL COSTS

For the quarter ended December 31, 2001, net interest and other financial costs totaled $36 million, compared to $46 million for the December 2000 quarter. Reflecting strong cash flows from operations over the last year, total debt outstanding at December 31, 2001, is down $297 million compared to December 31, 2000. In addition, interest rates on floating rate obligations have declined.

FINANCIAL POSITION

LIQUIDITY

Ashland's financial position has enabled it to obtain capital for its financing needs and to maintain investment grade ratings on its senior debt of Baa2 from Moody's and BBB from Standard & Poor's. Ashland has two revolving credit agreements providing for up to $425 million in borrowings, neither of which has been used. Under a shelf registration, Ashland can also issue an additional $600 million in debt and equity securities should future opportunities or needs arise. Furthermore, Ashland has access to various uncommitted lines of credit and commercial paper markets. While the revolving credit agreements contain a covenant limiting new borrowings based on its stockholders' equity, Ashland could have increased its borrowings (including any borrowings under these agreements) by up to $1.5 billion at December 31, 2001. Additional permissible borrowings are increased (decreased) by 150% of any increases (decreases) in Ashland's stockholders' equity.

Cash flows from operations, a major source of Ashland's liquidity, amounted to $90 million for the three months ended December 31, 2001, compared to $187 million for the three months ended December 31, 2000. The decrease principally reflects decreased cash distributions from MAP ($119 million in 2001, compared to $207 million in 2000). Ashland's cash flows from operations exceeded its capital requirements for net property additions and dividends by $29 million for the three months ended December 31, 2001, providing additional funds for debt repayment and acquisitions.

Earnings before interest, taxes, depreciation and amortization (EBITDA) is a widely accepted financial indicator of a company's ability to incur and service debt. Ashland's EBITDA, which represents operating income plus depreciation, depletion and amortization (each excluding unusual items), amounted to $180 million for the quarter ended December 31, 2001, compared to $202 million for the quarter ended December 31, 2000. EBITDA should not be considered in isolation or as an alternative to net income, operating income, cash flows from operations, or a measure of a company's profitability, liquidity or performance under generally accepted accounting principles.

At December 31, 2001, working capital (excluding debt due within one year) amounted to $653 million, compared to $801 million at September 30, 2001, and $698 million at December 31, 2000. Ashland's working capital is affected by its use of the LIFO method of inventory valuation. That method valued

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

LIQUIDITY (CONTINUED)

inventories below their replacement costs by $67 million at December 31, 2001, $70 million at September 30, 2001, and $73 million at December 31, 2000. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 90% of current liabilities at December 31, 2001, compared to 95% at September 30, 2001, and 79% at December 31, 2000.

CAPITAL RESOURCES

For the three months ended December 31, 2001, property additions amounted to $44 million, compared to $40 million for the same period last year. Property additions and cash dividends for the remainder of fiscal 2002 are estimated at $213 million and $57 million. At December 31, 2001, Ashland had remaining authority to purchase 3.9 million shares of its common stock in the open market. The number of shares ultimately purchased and the prices Ashland will pay for its stock are subject to periodic review by management. Ashland anticipates meeting its remaining 2002 capital requirements for property additions, dividends and scheduled debt repayments of $60 million from internally generated funds. However, external financing may be necessary to provide funds for acquisitions or purchases of common stock.

At December 31, 2001, Ashland's debt level amounted to $1.8 billion, compared to $1.9 billion at September 30, 2001, and $2.1 billion at December 31, 2000. Debt as a percent of capital employed amounted to 45% at December 31, 2001, compared to 46% at September 30, 2001, and 52% at December 31, 2000. At December 31, 2001, Ashland's long-term debt included $139 million of floating-rate obligations, and the interest rates on an additional $92 million of fixed-rate, medium-term notes were effectively converted to floating rates through interest rate swap agreements. In addition, Ashland's costs under its sale of receivables program and various operating leases are based on the floating-rate interest costs on $258 million of third-party debt underlying those transactions. As a result, Ashland was exposed to fluctuations in short-term interest rates on $489 million of debt obligations at December 31, 2001.

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

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

ENVIRONMENTAL MATTERS (CONTINUED)

Ashland does not believe that any liability resulting from environmental matters, after taking into consideration expected recoveries from insurers, contributions by other responsible parties and amounts already provided for, will have a material adverse effect on its consolidated financial position, cash flows or liquidity. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occurs in a particular quarter or fiscal year, Ashland believes that the chance of such developments occurring in the same quarter or fiscal year is remote.

CONVERSION TO THE EURO

Beginning January 1, 2002, certain member countries of the European Economic and Monetary Union began conducting all non-cash transactions in Euros and circulation of Euro notes and coins for cash transactions commenced. National notes and coins will be withdrawn no later than June 30, 2002. Ashland conducts business in most of the participating countries and successfully converted to the Euro without any material effect on Ashland's consolidated financial position, results of operations, cash flows or liquidity.

FORWARD LOOKING STATEMENTS

Management's Discussion and Analysis (MD&A) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, with respect to various information in the Results of Operations and Capital Resources sections of this MD&A. Estimates as to operating performance and earnings are based upon a number of assumptions, including those mentioned in MD&A. Such estimates are also based upon internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, weather, operating efficiencies and economic conditions, such as prices, supply and demand, and cost of raw materials. Although Ashland believes its expectations are based on reasonable assumptions, it cannot assure the expectations reflected in MD&A will be achieved. This forward-looking information may prove to be inaccurate and actual results may differ significantly from those anticipated if one or more of the underlying assumptions or expectations proves to be inaccurate or is unrealized, or if other unexpected conditions or events occur. Other factors and risks affecting Ashland are contained in Risks and Uncertainties in Note A to the Consolidated Financial Statements in Ashland's 2001 Annual Report and in Ashland's Form 10-K for the fiscal year ended September 30, 2001. Ashland undertakes no obligation to subsequently update or revise these forward-looking statements.

                        PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     ENVIRONMENTAL PROCEEDINGS - As of December 31, 2001, Ashland has been identified as a "potentially responsible party" ("PRP") under Superfund or similar state laws for potential joint and several liability for clean-up costs in connection with alleged releases of hazardous substances associated with 95 waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the EPA or a state agency, in which Ashland is typically participating as a member of a PRP group. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight, and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance and could be material. However, based on its experience with site remediation, its analysis of the specific hazardous substances at issue, the existence of other financially viable PRPs and its current estimates of investigatory, clean-up and monitoring costs at each site, Ashland does not believe that any liability at these sites, either individually or in the aggregate, will have a material adverse effect on Ashland's consolidated financial position, cash flows or liquidity. For additional information regarding environmental matters and reserves, see "Management's Discussion and Analysis - Environmental Matters" and Note E of Notes to Condensed Consolidated Financial Statements.

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

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) Ashland's Annual Meeting of Shareholders was held on January 31, 2002 at the Metropolitan Club, 50 E. RiverCenter Boulevard, Covington, Kentucky at 10:30 a.m.

    (b) Ashland's shareholders at said meeting elected four directors (Frank C. Carlucci, James B. Farley, Bernadine P. Healy and W.
        L. Rouse, Jr.) to serve a three-year term.


                                                Votes
                                                -----
                                    Affirmative       Withheld
                                    -----------       --------

         Frank C. Carlucci         62,022,431         1,097,234
         James B. Farley           61,942,433         1,177,232
         Bernadine P. Healy        61,881,197         1,238,468
         W. L. Rouse, Jr.          62,028,674         1,090,991


         Directors who continued in office: Samuel C. Butler, Paul W. Chellgren, Ernest H. Drew, Roger W. Hale, Mannie L. Jackson, Patrick F. Noonan, Jane C. Pfeiffer, Theodore M. Solso and Michael J. Ward.

    (c) Ashland's shareholders at said meeting ratified the appointment of Ernst & Young LLP as independent auditors for fiscal year 2002 by a vote of 62,169,333 affirmative, to 591,618 negative and 358,714 abstention votes.

     ITEM 5.  OTHER INFORMATION

     During the December 2001 quarter, James J. O'Brien was named senior vice president and group operating officer of Ashland responsible for Ashland's chemical businesses. He succeeds David J. D'Antoni, senior vice president and group operating officer, who assumed responsibility for APAC and Valvoline when James R. Boyd, also a senior vice president and group operating officer, announced his retirement. Boyd's retirement was effective January 31, 2002. Samuel J. Mitchell was named president of Valvoline and a vice president of Ashland, succeeding O'Brien. In January 2002, Peter M. Bokach announced his retirement as president of Ashland Distribution. Frank L. "Hank" Waters was named as his successor and also named a vice president of Ashland. Also, Philip W. Block, administrative vice president of human resources, has elected to retire effective September 30, 2002, and has been assigned to assist Ashland's APAC highway construction group in its current business improvement initiative.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        12 - Ashland Inc. Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends


    (b) Reports on Form 8-K

             No reports on Form 8-K have been filed during the quarter ended December 31, 2001.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                          Ashland Inc.
                                                  ----------------------
                                                          (Registrant)




Date: February 12, 2002                        /s/ Kenneth L. Aulen
-----------------------                   ------------------------------
                                           Kenneth L. Aulen
                                           Administrative Vice President
                                           and Controller
                                          (Chief Accounting Officer)



Date:  February 12, 2002                    /s/ David L. Hausrath
------------------------                  ------------------------------
                                           David L. Hausrath
                                           Vice President and
                                           General Counsel






                                 EXHIBIT INDEX

NO.                              DESCRIPTION
---                              -----------

12       ASHLAND INC. COMPUTATION OF RATIOS OF EARNINGS
         TO FIXED CHARGES AND EARNINGS TO COMBINED FIXED
         CHARGES AND PREFERRED STOCK DIVIDENDS