Form 10-K/A
period 2001-09-30
ASHLAND INC
filed 2002-03-14
CIK 7694

================================================================================


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

                                EXPLANATORY NOTE
                                ----------------


     This amendment to the Annual Report on Form 10-K for the fiscal year ended September 30, 2001 of Ashland Inc. ("Ashland") is being filed to include the audited financial statements of Marathon Ashland Petroleum LLC ("MAP") for the fiscal year ended December 31, 2001 as required by Rule 3-09 of Regulation S-X. Ashland has a 38% equity interest in MAP. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the text of the amended item is set forth in its entirety in the pages attached hereto.

     A consent of PricewaterhouseCoopers LLP, independent accountants for MAP, is being filed as an exhibit hereto.

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

3.2 -    By-laws of  Ashland,  effective  as of June 21,  2001  (filed as
         Exhibit 3.2 to Ashland's Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

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

4.2 - Indenture, dated as of August 15, 1989, as amended and restated as of August 15, 1990, between Ashland and Citibank, N.A., as Trustee.

4.3 - Indenture, dated as of September 7, 2001, between Ashland and U.S. Bank National Association, as Trustee.

4.4 - Rights Agreement, dated as of May 16, 1996, between Ashland Inc. and the Rights Agent, together with Form of Right Certificate.

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

10.3 - Ashland Inc. Deferred Compensation Plan (filed as Exhibit 10.14 to Ashland's Form 10-K for the fiscal year ended September 30, 2000 and incorporated herein by reference).

10.4 - Tenth Amended and Restated Ashland Inc. Supplemental Early Retirement Plan for Certain Employees, as amended (filed as
         Exhibit 10.2 to Ashland's Form 10-Q for the quarter ended December 31, 2000 and incorporated herein by reference).

10.5  -  Ashland Inc. Salary Continuation Plan.

10.6 - Form of Ashland Inc. Executive Employment Contract between Ashland Inc. and certain executives of Ashland (filed as Exhibit
         10.6 to Ashland's Form 10-K for the fiscal year ended September 30, 1999 and incorporated herein by reference).

10.7 - Form of Separation Agreement and General Release between Ashland Inc. and James R. Boyd, an executive officer of Ashland.

10.8 - Form of Indemnification Agreement between Ashland Inc. and each member of its Board of Directors.

10.9  -  Ashland Inc.  Nonqualified Excess Benefit Pension Plan (filed as
         Exhibit 10.11 to Ashland's Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).

10.10 - Ashland Inc. Long-Term Incentive Plan (filed as Exhibit 10.9 to Ashland's Form 10-K for the fiscal year ended September 30, 2000 and incorporated herein by reference).

10.11 -  Ashland Inc.  Directors'  Charitable  Award Program  (filed as
         Exhibit 10.10 to Ashland's Form 10-K for the fiscal year ended September 30, 2000 and incorporated herein by reference).

10.12 - Ashland Inc. 1993 Stock Incentive Plan (filed as Exhibit 10.11 to Ashland's Form 10-K for the fiscal year ended September 30, 2000 and incorporated herein by reference).

10.13 -  Ashland  Inc.  1995  Performance  Unit Plan  (filed as Exhibit
         10.12 to Ashland's Form 10-K for the fiscal year ended September 30, 2000 and incorporated herein by reference).

10.14 - Ashland Inc. 1997 Stock Incentive Plan (filed as Exhibit 10.15 to Ashland's Form 10-K for the fiscal year ended September 30, 2000 and incorporated herein by reference).

10.15 - Ashland Inc. Amended and Restated Ashland Inc. Incentive Plan (filed as Exhibit 10.1 to Ashland's Form 10-Q for the quarter ended December 31, 2000 and incorporated herein by reference).

10.16 - Amended and Restated Limited Liability Company Agreement of Marathon Ashland Petroleum LLC dated as of December 31, 1998 (filed as Exhibit 10.17 to Ashland's Form 10-K for the fiscal year ended September 30, 1999 and incorporated herein by reference).

10.17 - Put/Call, Registration Rights and Standstill Agreement as amended to December 31, 1998 among Marathon Oil Company, USX Corporation, Ashland Inc. and Marathon Ashland Petroleum (filed as
         Exhibit 10.18 to Ashland's Form 10-K for the fiscal year ended September 30, 1999 and incorporated herein by reference).

11    -  Computation  of  Earnings  Per Share  (appearing  on page 43 of
         Ashland's Annual Report to Shareholders, incorporated by reference herein, for the fiscal year ended September 30, 2001).

12    -  Computation  of Ratios of Earnings to Fixed Charges and Earnings
         to Combined Fixed Charges and Preferred Stock Dividends.

13    -  Portions   of   Ashland's   Annual   Report  to   Shareholders,
         incorporated by reference herein, for the fiscal year ended September 30, 2001.

21    -  List of subsidiaries.

23.1  -  Consent of independent auditors.

23.2* -  Consent of PricewaterhouseCoopers LLP.

24    -  Power  of  Attorney,  including  resolutions  of the  Board  of
         Directors.

*Filed herewith

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

                                                    ASHLAND INC.
                                              --------------------------
                                                    (Registrant)



Date:    March 14, 2002                        /s/ David L. Hausrath
                                              --------------------------
                                              Name: David L. Hausrath
                                              Title:   Vice President and
                                                       General Counsel

                 MARATHON ASHLAND PETROLEUM LLC AND SUBSIDIARIES



                    AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001




                                    CONTENTS

                                                                                                                           PAGE
REPORT OF INDEPENDENT ACCOUNTANTS:                                                                                          1

CONSOLIDATED FINANCIAL STATEMENTS:

     CONSOLIDATED STATEMENT OF OPERATIONS --------------------------------------------------------------------              2
     CONSOLIDATED BALANCE SHEET ------------------------------------------------------------------------------              3
     CONSOLIDATED STATEMENT OF CASH FLOWS --------------------------------------------------------------------              4
     CONSOLIDATED STATEMENT OF MEMBERS' CAPITAL --------------------------------------------------------------              5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:

     NOTE A   -    BUSINESS DESCRIPTION AND BASIS OF PRESENTATION --------------------------------------------              6
     NOTE B   -    SUMMARY OF PRINCIPAL ACCOUNTING POLICIES --------------------------------------------------              7
     NOTE C   -    NEW ACCOUNTING STANDARDS ------------------------------------------------------------------              8
     NOTE D   -    RELATED PARTY TRANSACTIONS ----------------------------------------------------------------              9
     NOTE E   -    OTHER ITEMS -------------------------------------------------------------------------------             10
     NOTE F   -    PENSIONS AND OTHER POSTRETIREMENT BENEFITS ------------------------------------------------             10
     NOTE G   -    INCOME TAXES ------------------------------------------------------------------------------             12
     NOTE H   -    INVENTORIES -------------------------------------------------------------------------------             13
     NOTE I   -    INVESTMENTS AND LONG-TERM RECEIVABLES -----------------------------------------------------             13
     NOTE J   -    PROPERTY, PLANT AND EQUIPMENT -------------------------------------------------------------             14
     NOTE K   -    SHORT-TERM DEBT ---------------------------------------------------------------------------             14
     NOTE L   -    LONG-TERM DEBT ----------------------------------------------------------------------------             15
     NOTE M   -    SUPPLEMENTAL CASH FLOW INFORMATION --------------------------------------------------------             15
     NOTE N   -    LEASES ------------------------------------------------------------------------------------             15
     NOTE O   -    DERIVATIVE INSTRUMENTS --------------------------------------------------------------------             16
     NOTE P   -    FAIR VALUE OF FINANCIAL INSTRUMENTS -------------------------------------------------------             16
     NOTE Q   -    CONTINGENCIES AND COMMITMENTS -------------------------------------------------------------             17



 PRICEWATERHOUSECOOPERS LLP

                                                    PricewaterhouseCoopers LLP
                                                              600 Grant Street
                                                        Pittsburgh, PA   15219





                        Report of Independent Accountants


February 15, 2002



To the Board of Managers of
Marathon Ashland Petroleum LLC:


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows and members' capital present fairly, in all material respects, the financial position of Marathon Ashland Petroleum LLC and its subsidiaries (MAP) at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of MAP's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note C to the financial statements, MAP changed its method of accounting for derivatives in 2001.

/s/ PricewaterhouseCoopers LLP
------------------------------

PricewaterhouseCoopers  LLP
Pittsburgh, Pennsylvania



CONSOLIDATED STATEMENT OF OPERATIONS (Dollars in Millions)

MARATHON ASHLAND PETROLEUM LLC AND SUBSIDIARIES

                                                                                         Year Ended December 31
                                                                          -----------------------------------------------------
                                                                               2001               2000                1999
                                                                          -------------       -------------       -------------
REVENUES AND OTHER INCOME:
       Revenues *                                                         $      27,245       $      28,775       $      20,008
       Dividend and investee income                                                  44                  24                  18
       Net gains (losses) on disposal of assets                                      30                  28                  (3)
       Other income                                                                  29                  28                  24
                                                                          -------------       -------------       --------------

              Total revenues and other income                                    27,348              28,855              20,047
                                                                          -------------       -------------       --------------

COSTS AND EXPENSES:
       Cost of revenues (excludes items shown below)                             20,061              22,366              14,675
       Selling, general and administrative expenses                                 456                 394                 369
       Depreciation and amortization                                                348                 316                 283
       Taxes other than income taxes *                                            4,545               4,474               4,098
       Inventory market valuation charges (credits) - Note H                         77                  --                (552)
                                                                          -------------       -------------       --------------

              Total costs and expenses                                           25,487              27,550              18,873
                                                                          -------------       -------------       --------------

INCOME FROM OPERATIONS:                                                           1,861               1,305               1,174
Net interest and other financial income - Note E                                      4                  12                   5
                                                                          -------------       -------------       --------------

INCOME BEFORE INCOME TAXES:                                                       1,865               1,317               1,179
Provision for income taxes - Note G                                                   9                   7                   2
                                                                          -------------       -------------       --------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
       IN ACCOUNTING PRINCIPLE:                                                   1,856               1,310               1,177
       Cumulative effect of change in derivatives accounting - Note C               (20)                 --                  --
                                                                          -------------       -------------       --------------

NET INCOME                                                                $       1,836        $      1,310        $      1,177
                                                                          =============       =============       ==============



* Included in revenues and costs and expenses for 2001, 2000 and 1999 were $4,404 million, $4,344 million and $3,973 million, respectively, representing consumer excise taxes on petroleum products and merchandise.









            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                    CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEET (Dollars in Millions)

MARATHON ASHLAND PETROLEUM LLC AND SUBSIDIARIES

                                                                                                         December 31
                                                                                              ---------------------------------
                                                                                                  2001                2000
                                                                                              -------------       -------------

ASSETS:
       Current assets:
              Cash and cash equivalents                                                       $         33        $         58
              Receivables, less allowance for doubtful accounts of $3
                    and $3                                                                           1,104               1,415
              Inventories - Note H                                                                   1,793               1,824
              Related party receivables - Note D                                                        42                  43
              Other current assets                                                                      41                  44
                                                                                              -------------       -------------
                           Total current assets                                                      3,013               3,384

       Investments and long-term receivables - Note I                                                  502                 113
       Property, plant and equipment - net - Note J                                                  3,977               4,022
       Other noncurrent assets                                                                          66                  72
                                                                                              -------------       -------------

                           Total assets                                                       $      7,558        $      7,591
                                                                                              =============       =============

LIABILITIES:
       Current liabilities:
              Accounts payable                                                                $      1,740        $      2,180
              Accounts payable to related parties - Note D                                              62                  66
              Payroll and benefits payable                                                             166                 159
              Accrued taxes                                                                             42                  38
                                                                                               ------------       -------------
                           Total current liabilities                                                 2,010               2,443

       Long-term debt - Note L                                                                           7                   8
       Deferred income taxes - Note G                                                                    4                   4
       Employee benefits - Note F                                                                      336                 288
       Deferred credits and other liabilities                                                           35                   7
                                                                                              -------------       -------------

                           Total liabilities                                                         2,392               2,750
                                                                                              -------------       -------------

MEMBERS' CAPITAL (details on page 5)
       Members' contributed capital                                                                  4,259               4,244
       Retained earnings                                                                               912                 601
       Accumulated other comprehensive income (losses)                                                  (5)                 (4)
                                                                                              -------------       -------------
                           Total members' capital                                                    5,166               4,841
                                                                                              -------------       -------------

                           Total liabilities and members' capital                             $      7,558        $      7,591
                                                                                              =============       =============






            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                    CONSOLIDATED FINANCIAL STATEMENTS.


CONSOLIDATED STATEMENT OF CASH FLOWS (Dollars in Millions)

MARATHON ASHLAND PETROLEUM LLC AND SUBSIDIARIES

                                                                                         Year Ended December 31
                                                                          -----------------------------------------------------
                                                                               2001                2000                1999
                                                                          -------------       -------------       -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                                                $      1,836        $      1,310        $      1,177
Adjustments to reconcile to net cash provided from
       operating activities:
       Depreciation and amortization                                               348                 316                 283
       Inventory market valuation charges (credits)                                 77                  --                (552)
       Pensions and other postretirement benefits                                   44                  30                  44
       Cumulative effect of change in accounting principle                          20                  --                  --
       Deferred income taxes                                                        --                  --                  (1)
       Net (gains) losses on disposal of assets                                    (30)                (28)                  3
       Changes in:
              Current receivables                                                  283                (278)               (465)
              Inventories                                                          (59)                 (5)                (41)
              Current accounts payable and accrued expenses                       (517)                378                 749
              Net receivables and payables with related parties                     (3)                 31                  22
       All other - net                                                              25                 (38)                 38
                                                                          -------------       -------------       -------------
              Net cash provided from operating activities                        2,024               1,716               1,257
                                                                          -------------       -------------       -------------

INVESTING ACTIVITIES:
Capital expenditures                                                              (576)               (637)               (597)
Disposal of assets                                                                  51                  70                 162
Loans for Section 1031 transactions  - principal loaned                            (31)                (46)                 --
                                     - principal collected                          35                  42                  --
Property exchange trust    - deposits                                              (62)                (54)                 (4)
                           - withdrawals                                            54                  53                   2
Investees -  investments                                                           (16)                 (1)                 --
          -  loans and advances                                                     (5)                 (5)                 --
          -  returns and repayments                                                 10                  --                  --
                                                                          -------------       -------------       -------------
       Net cash used in investing activities                                      (540)               (578)               (437)
                                                                          -------------       -------------       -------------

FINANCING ACTIVITIES:
Revolving credit facilities - borrowings - Note D                                  294                  931                 386
                            - repayments - Note D                                 (294)                (931)               (386)
Debt repayments                                                                     (1)                 (14)                 --
Member distributions                                                            (1,508)              (1,104)             (1,054)
                                                                          -------------       --------------      --------------
       Net cash used in financing activities                                    (1,509)              (1,118)             (1,054)
                                                                          -------------       --------------      --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (25)                 20                (234)

Cash and cash equivalents at beginning of year                                      58                  38                 272
                                                                          -------------       -------------       -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $         33        $         58        $         38
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






            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                    CONSOLIDATED FINANCIAL STATEMENTS.



CONSOLIDATED STATEMENT OF MEMBERS' CAPITAL (Dollars in Millions)

MARATHON ASHLAND PETROLEUM LLC AND SUBSIDIARIES


                                                      Members' Capital                          Comprehensive Income
                                                         Year Ended                                  Year Ended
                                                         December 31                                 December 31
                                            ----------------------------------------   ----------------------------------------
                                                2001          2000          1999           2001          2000          1999
                                            -----------    -----------   -----------   -----------   -----------    -----------
MEMBERS' CONTRIBUTED CAPITAL:
     Balance at beginning of year           $     4,244    $    4,218    $    4,188
     Member contributions                            15            26            30
                                            ------------   -----------   -----------
     Balance at end of year                       4,259         4,244         4,218
                                            ------------   -----------   -----------

RETAINED EARNINGS:
     Balance at beginning of year                   601           395            --
     Net income                                   1,836         1,310         1,177    $     1,836   $     1,310    $     1,177
     Distributions to members                    (1,525)       (1,104)         (782)
                                            ------------   -----------   -----------
     Balance at end of year                         912           601           395
                                            ------------   -----------   -----------

ACCUMULATED OTHER COMPREHENSIVE
INCOME (LOSS):
     Minimum pension liability adjustments:
         Balance at beginning of year                (4)           --            (5)
         Changes during the year                     (1)           (4)            5             (1)           (4)              5
                                            -----------    -----------   -----------
         Balance at end of year                      (5)           (4)           --
                                            -----------    -----------   -----------

     Deferred gains (losses) on derivative
     instruments:
         Balance at beginning of year                --            --            --
         Cumulative effect adjustment                 6            --            --              6            --             --
         Reclassification of the cumulative
              effect adjustment into
              earnings                               (6)           --            --             (6)           --             --
                                            -----------    -----------   -----------   -----------   -----------    -----------
         Balance at end of year                      --            --            --
                                            -----------    -----------   -----------

         TOTAL COMPREHENSIVE INCOME                                                    $     1,835   $     1,306    $     1,182
                                                                                       ============  ============   ============

TOTAL MEMBERS' CAPITAL                      $     5,166     $   4,841    $    4,613
                                            ===========    ===========   ===========







            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                    CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARATHON ASHLAND PETROLEUM LLC AND SUBSIDIARIES


NOTE A - BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

On December 12, 1997, Marathon Oil Company (Marathon), a wholly owned subsidiary of Marathon Oil Corporation (MOC), formerly USX Corporation, entered into an Asset Transfer and Contribution Agreement with Ashland Inc. (Ashland) providing for the formation of Marathon Ashland Petroleum LLC
(MAP). Effective January 1, 1998, Marathon contributed substantially all of its refining, marketing and transportation (RM&T) operations to MAP. Also, on January 1, 1998, Marathon acquired certain RM&T net assets from Ashland in exchange for a 38% interest in MAP. The purchase price was determined to be $1.9 billion, based upon an external valuation. The acquisition of Ashland's net assets was accounted for under the purchase method of accounting.

In connection with the formation of MAP, Marathon and Ashland entered into a Limited Liability Company Agreement (LLC Agreement) dated January 1, 1998. The LLC Agreement provides for an initial term expiring on December 31, 2022 (25 years from its formation). The term will automatically be extended for ten-year periods, unless a termination notice is given by either party.

Also in connection with the formation of MAP, the parties entered into a Put/Call, Registration Rights and Standstill Agreement (the Put/Call Agreement). The Put/Call Agreement provides that at any time after December 31, 2004, Ashland will have the right to sell to Marathon all of Ashland's ownership interest in MAP, for an amount in cash and/or Marathon or MOC debt or equity securities equal to the product of 85% (90% if equity securities are used) of the fair market value of MAP at that time, multiplied by Ashland's percentage interest in MAP. Payment could be made at closing, or at Marathon's option, in three equal annual installments, the first of which would be payable at closing. At any time after December 31, 2004, Marathon will have the right to purchase all of Ashland's ownership interests in MAP, for an amount in cash equal to the product of 115% of the fair market value of MAP at that time, multiplied by Ashland's percentage interest in MAP.

MAP is engaged in petroleum supply, refining, marketing & transportation operations and includes Speedway SuperAmerica LLC (SSA), a wholly owned subsidiary, which operates retail outlets for petroleum products and merchandise. In addition, MAP, through its wholly owned subsidiary, Marathon Ashland Pipe Line LLC, is actively engaged in the pipeline transportation of crude oil and petroleum products.

Pilot Travel Centers LLC (PTC), a joint venture owned 50 percent each by MAP and Pilot Corporation, began operations on September 1, 2001. MAP, through its wholly owned retail unit, SSA, contributed 94 travel centers and other assets in the formation of PTC. PTC is now the largest travel center network in the United States with about 230 locations in 35 states. The new venture, based in Knoxville, Tennessee, has approximately 11,000 employees. PTC is accounted for under the equity method of accounting.

In June 2001, MAP acquired an interest in approximately 50 convenience stores located in Indiana and Michigan from Welsh, Inc. The acquisition of these retail outlets increases MAP's presence in these markets.

In 2001, 2000 and 1999, MAP recorded capital contributions from Marathon of $2 million, $2 million and $2 million, respectively, and from Ashland of $10 million, $24 million and $28 million, respectively, for environmental improvements. The LLC Agreement stipulates that ownership interest in MAP will not be adjusted as a result of such contributions. In 2001, MAP recorded capital contributions of $1 million from Marathon and $2 million from Ashland related to stock-based compensation expense which is allocated 100% to Marathon and Ashland, respectively.

In March 2000, MAP, Panhandle Eastern Pipe Line Company, a subsidiary of CMS Energy Corporation, and TE Products Pipe Line Company, Limited Partnership, formed a limited liability company with equal one-third ownership called Centennial Pipeline LLC (Centennial) to develop an interstate refined petroleum products pipeline extending from the U.S. Gulf of Mexico to the Midwest. In March 2001, the Federal Energy Regulatory Commission approved the abandonment of a 720-mile pipeline from natural gas service, thereby allowing Centennial to convert the line to refined products transportation. Centennial is accounted for under the equity method of accounting.

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


NOTE B - SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

PRINCIPLES APPLIED IN CONSOLIDATION - The consolidated financial statements include the accounts of MAP and the majority-owned subsidiaries which it controls. Investments in undivided interest pipelines are consolidated on a pro rata basis. Investments in other entities over which MAP has significant influence are accounted for using the equity method of accounting and are carried at MAP's share of net assets plus advances. Differences in the basis of the investment and the separate net asset value of the investee, if any, are amortized into earnings in accordance with the underlying remaining useful life of the associated assets. Investments in companies whose stocks have no readily determinable fair value are carried at cost.

Dividend and investee income includes MAP's proportionate share of income from equity method investments and dividend income from other investments. Dividend income is recognized when dividend payments are received.

USE OF ESTIMATES - Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year. Significant items subject to such estimates and assumptions include the carrying value of property, plant and equipment; valuation allowances for receivables and inventories; environmental liabilities; liabilities for potential tax deficiencies and potential litigation claims and settlements; and assets and obligations related to employee benefits. Additionally, certain estimated liabilities are recorded when management commits to a plan to close an operating facility or to exit a business activity. Actual results could differ from the estimates and assumptions used.

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

DERIVATIVE INSTRUMENTS - MAP uses commodity-based derivative instruments to manage its exposure to price risk. Management has authorized the use of futures, forwards, swaps and options to reduce the effects of fluctuations related to the purchase or sale of crude oil, refined products and natural gas. Changes in the fair value of all derivatives are recognized immediately in earnings, either within revenues or cost of revenues, unless the derivative qualifies as a hedge of future cash flows or certain foreign currency exposures. During 2001, MAP did not elect to designate any derivatives as qualifying for hedge accounting treatment.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are depreciated principally by the straight-line method over their useful lives. MAP evaluates impairment of its assets on an individual asset basis or by logical groupings of assets. Assets deemed to be impaired are written down to their fair value, including any related goodwill, using discounted future cash flows and, if available, comparable market values.

When property, plant and equipment depreciated on an individual basis are sold or otherwise disposed of, any gains or losses are reflected in income. Gains on disposal of property, plant and equipment are recognized when earned, which is generally at the time of closing. If a loss on disposal is expected, such losses are recognized when the assets are reclassified as held for sale. Proceeds from disposal of property, plant and equipment depreciated on a group basis are credited to accumulated depreciation and amortization with no immediate effect on income.

MAJOR MAINTENANCE ACTIVITIES - MAP incurs planned major maintenance costs primarily for refinery turnarounds. These types of costs include contractor repair services, materials and supplies, equipment rentals and company labor costs. Such costs are expensed in the same annual period as incurred; however, estimated annual turnaround costs are recognized in income throughout the year on a pro rata basis.

ENVIRONMENTAL LIABILITIES - Environmental expenditures are capitalized if the costs mitigate or prevent future contamination or if the costs improve existing assets' environmental safety or efficiency. MAP provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Generally, the timing of remediation accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. Remediation liabilities are accrued based on estimates of known environmental exposure and are discounted in certain instances. If recoveries of remediation costs from third parties are probable, a receivable is recorded.

STOCK-BASED  COMPENSATION  -  MAP  applies  the  principles  of  Accounting
Principles   Board  Opinion  No.  25,   "Accounting  for  Stock  Issued  to
Employees," to the stock-based compensation granted to MAP employees by Marathon, and MAP applies the principles of Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation," as interpreted by Emerging Issues Task Force Issue 96-18, "Accounting for Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services," to the stock-based compensation granted to MAP employees by Ashland.

INSURANCE - MAP is insured for catastrophic casualty and certain property and business interruption exposures, as well as those risks required to be insured by law or contract. Costs resulting from noninsured losses are charged against income upon occurrence.

INCOME TAXES - MAP is a limited liability company, and therefore, except for several small subsidiary corporations, is not subject to U.S. federal income taxes. Accordingly, the taxable income or loss resulting from operations of MAP is ultimately included in the U.S. federal income tax returns of MOC and Ashland. MAP is, however, subject to income taxes in certain state, local and foreign jurisdictions.

RECLASSIFICATIONS - Certain reclassifications of prior years' data have been made to conform to 2001 classifications. These changes had no impact on previously reported results of operations or members' capital.


NOTE C - NEW ACCOUNTING STANDARDS

ADOPTED IN 2001 - Effective January 1, 2001, MAP adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended by SFAS Nos. 137 and 138. This Statement, as amended, requires recognition of all derivatives at fair value as either assets or liabilities.

The transition adjustment related to adopting SFAS No. 133 on January 1, 2001, was recognized as a cumulative effect of change in accounting principle. The unfavorable cumulative effect on net income was $20 million. The favorable cumulative effect included within Other Comprehensive Income
(OCI) was $6 million.

A portion of the cumulative effect adjustment relating to the adoption of SFAS No. 133 was recognized in OCI which relates only to deferred gains or losses for hedge transactions as of December 31, 2000. A reconciliation of the changes in OCI relating to derivative instruments is included in the Statement of Members' Capital.

MAP did not have any foreign currency contracts in place at December 31, 2001.

TO BE ADOPTED IN FUTURE PERIODS - In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 "Business Combinations" (SFAS No. 141), No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142) and No. 143 "Accounting for Asset Retirement Obligations" (SFAS No. 143).

SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method. This Statement establishes specific criteria for the allocation of purchase price to intangible assets separately from goodwill for all business combinations made after June 30, 2001.

SFAS No. 142 addresses the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS No. 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. MAP will adopt SFAS No. 142 effective January 1, 2002, as required. At that time, annual amortization of existing goodwill of $2 million will cease on the unamortized portion associated with previous acquisitions. As required, a transitional impairment test is required for existing goodwill as of the date of adoption of this Standard. This test must be completed within the first year. Any impairment loss resulting from applying the goodwill impairment test will be reported as a cumulative effect of a change in accounting principle. Goodwill recorded after adoption of this Standard is to be tested for impairment at least annually and any resulting impairment is not considered part of the change in accounting principle.

SFAS No. 143 establishes a new accounting model for the recognition and measurement of retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires that an asset retirement cost be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. MAP will adopt the Statement effective January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS No. 143 will be reported as a cumulative effect of a change in accounting principle. At this time, MAP cannot reasonably estimate the effect of the adoption of this Statement on either its financial position or results of operations.

In August 2001, the FASB approved SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). This Statement establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. MAP will adopt the Statement prospectively effective January 1, 2002.


NOTE D - RELATED PARTY TRANSACTIONS

MAP sales in 2001, 2000 and 1999 to Ashland and its affiliates were $237 million, $285 million and $198 million, respectively; and sales to MOC and its affiliates were $209 million, $145 million and $50 million, respectively. MAP purchases in 2001, 2000 and 1999 from Ashland and its affiliates totaled $23 million, $19 million and $9 million, respectively; and purchases from MOC and its affiliates totaled $610 million, $540 million and $297 million, respectively. Such transactions were in the ordinary course of business and included the purchase, sale and transportation of crude oil, natural gas, refinery feedstocks and refined petroleum products. These transactions were conducted under terms comparable to those with unrelated parties.

During the years ended December 31, 2001, 2000 and 1999, Ashland and its affiliates, and MOC and its affiliates provided certain information technology and administrative services and facilities to MAP. Billings to MAP for these services and facilities for the years ended December 31, 2001, 2000 and 1999 from Ashland and its affiliates totaled $6 million, $7 million and $13 million, respectively. Billings to MAP for these services and facilities for the years ended December 31, 2001, 2000 and 1999 from MOC and its affiliates totaled $39 million, $48 million and $47 million, respectively.

As of December 31, 2001 and 2000, related party receivables included $19 million and $35 million, respectively, of accounts receivable due from Ashland and its affiliates; and accounts payable to related parties included $20 million and $2 million, respectively, due to Ashland and its affiliates. Included in the December 31, 2001, accounts payable to Ashland is a $17 million member distribution payable. As of December 31, 2001 and 2000, related party receivables included $23 million and $8 million, respectively, of accounts receivable due from MOC and its affiliates; and accounts payable to related parties included $42 million and $64 million, respectively, due to MOC and its affiliates.

In connection with the formation of MAP, certain Marathon debt was assigned to MAP. Marathon agreed to reimburse MAP for this debt and related interest expense. During 2001, 2000 and 1999, Marathon reimbursed MAP $0 million, $6 million and $0 million, respectively, for debt repayments.

A revolving credit agreement was entered into as of January 1, 1998, among Ashland and Marathon (collectively the Lenders) and MAP (Borrower). This agreement provides that the Lenders may loan to the Borrower up to $500 million at defined short-term market rates. At December 31, 2001 and 2000, there were no borrowings against this facility. During 2001 and 2000, MAP borrowed and repaid $294 million and $931 million, respectively, under this revolving credit facility. The weighted average borrowings outstanding under this revolving credit facility during the years 2001 and 2000 were $3 million and $14 million, respectively. During the years ended December 31, 2001, 2000 and 1999, interest expense paid on these borrowings were $0 million, $1 million and $0 million, respectively, to Marathon.

On November 16, 1998, MAP entered into agreements with MOC and Ashland, which allow MAP to invest its surplus cash balances on a daily basis at competitive interest rates with MOC and Ashland in proportion up to their ownership interests in MAP. These agreements, as previously extended, expired on March 15, 2001 and have been subsequently amended and extended with an expiration date of March 15, 2002. At December 31, 2001 and 2000, there was no cash invested under these agreements. During the years ended December 31, 2001, 2000 and 1999, interest income earned from these investments was $2 million, $6 million and $4 million, respectively, from Ashland and $1 million, $7 million and $5 million, respectively, from MOC.


NOTE E - OTHER ITEMS


                                                                                               Year Ended December 31
                                                                                      ------------------------------------------
                                                                                                     (Millions)
                                                                                          2001           2000           1999
                                                                                      -----------    -----------     -----------

NET INTEREST AND OTHER FINANCIAL INCOME

       INTEREST AND OTHER FINANCIAL INCOME:
       Interest income - third parties                                                $       11     $        9      $        3
       Interest income - related parties                                                       3             13               9
                                                                                      -----------    -----------     -----------
              Total                                                                           14             22              12
                                                                                      -----------    -----------     -----------

       INTEREST AND OTHER FINANCIAL COSTS:
       Interest incurred                                                                       3              3               2
       Other                                                                                   7              7               5
                                                                                      -----------    -----------     -----------
              Total                                                                           10             10               7
                                                                                      -----------    -----------     -----------

       NET INTEREST AND OTHER FINANCIAL INCOME                                        $        4     $       12      $        5
                                                                                      ===========    ===========     ===========



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


                                                                      Pension Benefits                        Other Benefits
                                                                  ----------------------                   ---------------------
                                                                                             (Millions)
                                                                     2001        2000                        2001        2000
                                                                  ---------   ---------                    ---------   ---------
CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at January 1                                   $    568    $    482                     $    189    $    152
Service cost                                                            40          36                            9           8
Interest cost                                                           42          38                           14          12
Plan amendments                                                         --           4                           --           1
Actuarial (gains) losses                                               130          64                            7          19
Benefits paid                                                          (47)        (56)                          (3)         (3)
Settlement                                                              (6)         --                           --          --
                                                                  ---------   ---------                    ---------   ---------
Benefit obligations at December 31                                $    727    $    568                     $    216    $    189
                                                                  =========   =========                    =========   =========

CHANGE IN PLAN ASSETS:
Fair value of plan assets at January 1                            $    502    $    560
Actual return on plan assets                                           (17)         (4)
Employer contributions                                                  --           1
Benefits paid                                                          (45)        (55)
                                                                  ---------   ---------
Fair value of plan assets at December 31                          $    440    $    502
                                                                  =========   =========

FUNDED STATUS OF PLANS AT DECEMBER 31: (a)                        $   (287)   $    (66)                    $   (216)   $   (189)
Unrecognized net gain from transition                                   (7)         (9)                          --          --
Unrecognized prior service costs (credits)                              24          25                          (47)        (54)
Unrecognized actuarial (gains) losses                                  187          (5)                          27          21
Additional minimum liability (b)                                        (5)         (6)                          --          --
                                                                  ---------   ---------                    ---------   ---------
Accrued benefit cost                                              $    (88)   $    (61)                    $   (236)   $   (222)
                                                                  =========   =========                    =========   =========

(a)    Includes several small plans that have
       accumulated benefit obligations and no
       plan assets:
          Accumulated benefit obligation                          $     (9)   $    (12)
          Projected benefit obligation                                 (26)        (17)
(b)    Additional minimum liability recorded
       was offset by the following:
          Intangible asset                                        $     --    $      2
                                                                  ---------   ---------
          Accumulated other comprehensive income (loss):
             Beginning of year                                    $     (4)   $     --
             Change during year                                         (1)         (4)
                                                                  ---------   ---------
                Balance at end of year                            $     (5)   $     (4)
                                                                  =========   =========


                                                                 Pension Benefits                       Other Benefits
                                                      ----------------------------------       ---------------------------------
                                                                                       (Millions)
                                                         2001        2000        1999            2001        2000        1999
                                                      ---------   ---------   ---------        ------      -------     -------
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost                                          $     40    $     36    $     41         $      9    $    8    $     10
Interest cost                                               42          38          33               14        12          13
Expected return on plan assets                             (50)        (51)        (46)              --        --          --
Amortization of prior service costs                          2           2           1               (6)       (8)         (6)
Amortization of actuarial losses                             1          (4)          1               --        --           3
Amortization of transition gain                             (2)         (2)         (2)              --        --          --
Other plans                                                  2           1           2               --        --          --
Settlement, curtailment and termination benefits             3           3           2               --        --          (1)
                                                      ---------   ---------   ---------        ---------   -------   ---------
Net periodic benefit cost                             $     38    $     23    $     32         $     17    $   12    $     19
                                                      =========   =========   =========        =========   =======   =========




                                                                     Pension Benefits                          Other Benefits
                                                                  ---------------------                    ---------------------
ACTUARIAL ASSUMPTIONS AT DECEMBER 31:                                2001        2000                        2001        2000
                                                                  ---------   ---------                    ---------   ---------

Discount rate                                                          7.0%        7.5%                         7.0%        7.5%
Expected annual return on plan assets                                  9.5%        9.5%                          N/A        N/A
Increase in compensation rate                                          5.0%        5.0%                         5.0%        5.0%


For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease gradually to 5% for 2007 and remain at that level thereafter.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:


                                                                       1-Percentage                            1-Percentage
                                                                      Point Increase                          Point Decrease
                                                                  ----------------------                  ----------------------
                                                                                            (Millions)
Effect on total of service and interest
   cost components                                                     $          5                           $         (4)
Effect on postretirement benefit obligation                                      34                                    (27)


MAP also contributes to several defined contributions plans for salaried employees. Contributions to these plans, which for the most part are based on a percentage of the employees' salaries, totaled $25 million, $21 million and $22 million in 2001, 2000 and 1999, respectively.


NOTE G - INCOME TAXES

The taxable income or loss resulting from operations of MAP, except for several small subsidiary corporations, is ultimately included in the federal income tax returns of MOC and Ashland. MAP is, however, subject to taxation in certain state, local and foreign jurisdictions.

Provisions (credits) for income taxes:


                                                                     Year Ended December 31
                               ------------------------------------------------------------------------------------------
                                                                           (Millions)
                                             2001                         2000                         1999
                               ----------------------------  -----------------------------  -----------------------------
                               CURRENT    DEFERRED   TOTAL   Current   Deferred    Total    Current  Deferred      Total
                               -------    --------   ------  -------   --------  ---------  -------  --------    --------

Federal                        $    --    $    --    $   --  $    --   $     --  $     --   $    --  $     (1)  $     (1)
State and local                      8         --         8        5         --         5         1        --          1
Foreign                              1          -         1        2         --         2         2        --          2
                               -------    --------   ------  -------  ---------  ---------  -------  ---------  ---------
Total                          $     9    $     -    $    9  $     7   $     --  $      7   $     3  $     (1)  $      2
                               =======    ========   ======  =======   ========  =========  =======  =========  =========

Deferred tax liabilities at December 31, 2001 and 2000 of $4 million and $4 million, respectively, principally arise from differences between the book and tax basis of inventories and property, plant and equipment. Pretax income in 2001, 2000 and 1999 included $0 million, $0 million and $3 million, respectively, attributable to foreign sources.

NOTE H - INVENTORIES


Inventories consist of the following:
                                                                                                              December 31
                                                                                                     ---------------------------
                                                                                                              (Millions)
                                                                                                         2001            2000
                                                                                                     -----------     -----------

Crude oil and natural gas liquids                                                                    $      654     $       674
Refined products and merchandise                                                                          1,149           1,074
Supplies and sundry items                                                                                    67              76
                                                                                                     -----------    ------------
              Total (at cost)                                                                             1,870           1,824
Less inventory market valuation reserve                                                                      77              --
                                                                                                     -----------    ------------
              Net inventory carrying value                                                           $    1,793     $     1,824
                                                                                                     ===========    ============


Inventories of crude oil and refined products are valued by the LIFO method. The LIFO method accounted for 94% and 95% of total inventory at December 31, 2001 and 2000, respectively. Current acquisition costs were estimated to exceed the above inventory values at December 31, 2000 by $476 million. Cost of revenues was reduced and income from operations was increased by $17 million in 2001 and $14 million in 2000 as a result of liquidations of LIFO inventories.

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


NOTE I - INVESTMENTS AND LONG-TERM RECEIVABLES

                                                                                                               December 31
                                                                                                     ---------------------------
                                                                                                               (Millions)
                                                                                                         2001            2000
                                                                                                     -----------     -----------

Equity method investments                                                                            $      468      $      104
Receivables due after one year                                                                               23               6
Property exchange trust                                                                                      11               3
                                                                                                     -----------     -----------

              Total                                                                                  $      502      $      113
                                                                                                     ===========     ===========



The following represents summarized financial information of investees accounted for by the equity method of accounting:

                                                                                               Year Ended December 31
                                                                                      ------------------------------------------
                                                                                                     (Millions)
                                                                                          2001           2000           1999
                                                                                      -----------    -----------     -----------
Income data:
       Revenues                                                                       $     1,462     $      239      $      207
       Operating income                                                                       134             95              78
       Net income                                                                              90             57              44



                                                                                                              December 31
                                                                                                     ---------------------------
                                                                                                              (Millions)
                                                                                                         2001            2000
                                                                                                     -----------     -----------
Balance sheet data:
       Current assets                                                                                $       389     $       99
       Noncurrent assets                                                                                   2,156            605
       Current liabilities                                                                                   417             93
       Noncurrent liabilities                                                                                859            418


MAP's carrying value of its equity method investments is $129 million lower than the underlying net assets of investees. Generally this basis difference is being amortized into earnings over the lives of the underlying net assets which average approximately 16 years.

In the third quarter of 2001, MAP and Pilot Corporation formed a joint venture combining their travel center operations. The joint venture company, named Pilot Travel Centers LLC (PTC), commenced operations on September 1, 2001 and is accounted for under the equity method of accounting. MAP sales to PTC totaled $210 million in 2001. There were no sales to PTC in 2000 or 1999.

Dividends and partnership distributions received from equity investees were $31 million, $25 million and $18 million in 2001, 2000 and 1999, respectively. MAP purchases from equity investees totaled $53 million, $61 million and $50 million in 2001, 2000 and 1999, respectively.

Principal unconsolidated equity investees of MAP at December 31, 2001, are as follows:


                      Company                         Ownership                       Activity
                      -------                         ---------                       --------
              Pilot Travel Centers LLC                  50.0%                   Travel centers
              Minnesota Pipe Line Company               33.3%                   Crude oil pipeline system
              LOOP LLC                                  46.7%                   Offshore oil port
              Southcap Pipe Line Company                21.6%                   Crude oil pipeline system
              LOCAP LLC                                 49.9%                   Crude oil pipeline system
              Centennial Pipeline LLC                   33.3%                   Refined products pipeline system



NOTE J - PROPERTY, PLANT AND EQUIPMENT

                                                                                                              December 31
                                                                                                     ---------------------------
                                                                                                              (Millions)
                                                                                                         2001           2000
                                                                                                     -----------     -----------

Refining                                                                                             $    2,821      $    2,555
Marketing                                                                                                 2,005           2,270
Transportation                                                                                            1,382           1,296
Other                                                                                                        31              20
                                                                                                     -----------     -----------
              Total                                                                                       6,239           6,141
Less accumulated depreciation and amortization                                                            2,262           2,119
                                                                                                     -----------     -----------
              Net                                                                                    $    3,977      $    4,022
                                                                                                     ===========     ===========



Property, plant and equipment at December 31, 2001 and 2000, includes gross assets acquired under capital leases of $8 million and $8 million, respectively, with related amounts in accumulated depreciation and amortization of $1 million and $0 million, respectively.


NOTE K - SHORT-TERM DEBT

In July 2001, MAP renewed its $100 million 364-day revolving credit agreement with a group of banks, which now terminates in July 2002. Interest is based on defined short-term market rates. During the term of the agreement, MAP is required to pay a facility fee on total commitments, which at December 31, 2001 was 0.11%. At December 31, 2001, there were no borrowings against this facility. Additionally, MAP has a revolving credit agreement with Ashland and Marathon as discussed in Note D.

NOTE L - LONG-TERM DEBT

                                                                                                              December 31
                                                                                                     ---------------------------
                                                                                                              (Millions)
                                                                                                         2001           2000
                                                                                                     -----------     -----------

Capital lease obligations                                                                            $        6      $        7
5% Promissory Note due 2009                                                                                   1               1
Revolving credit facilities (a) (b)                                                                          --              --
                                                                                                     -----------     -----------
              Total (c)                                                                              $        7      $        8
                                                                                                     ===========     ===========


 (a) MAP has a $350 million revolving credit facility with a group of banks that terminates in July 2003. Interest is based on defined short-term market rates. During the term of the agreement, MAP is required to pay a variable facility fee on total commitments, which at December 31, 2001, was 0.125%. At December 31, 2001, there were no borrowings or letters of credit outstanding against the revolving credit facility. In the event that MAP defaults on indebtedness (as defined in the agreement) in excess of $100 million, MOC has guaranteed the payment of any outstanding obligations.

 (b) In 1998, MAP entered into a revolving credit agreement with Marathon and Ashland for $500 million that terminated on December 31, 1998, and which was renewed on an uncommitted basis for 1999. This agreement expired on December 31, 1999, but has been extended with an expiration date of March 15, 2002. Interest is based on defined short-term market rates. At December 31, 2001, the unused and available credit was $500 million.

 (c) Required payments of long-term debt for the years 2004, 2005 and 2006 are $1 million, $1 million and $1 million, respectively. No other significant payments of long-term debt are required in other years.



NOTE M - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                                 Year Ended December 31
                                                                                      ------------------------------------------
                                                                                                       (Millions)
                                                                                          2001           2000           1999
                                                                                      -----------    -----------     -----------
CASH PROVIDED FROM OPERATING ACTIVITIES INCLUDES:
       Interest and other financial costs paid                                        $       (2)    $       (3)     $       (2)
       Income taxes paid                                                                      (5)            (5)             (5)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
       Liabilities assumed in acquisitions                                                    --             --              16
       Net assets contributed to joint ventures                                              246             --              --



NOTE N - LEASES

Future  minimum   commitments  for  capital  and  operating  leases  having
noncancelable lease terms in excess of one year are as follows:


                                                                       Capital          Operating
                                                                       Leases            Leases
                                                                     -----------      -----------
                                                                                (Millions)

2002                                                                 $        1       $       45
2003                                                                          1               33
2004                                                                          1               23
2005                                                                          1               12
2006                                                                          1                8
Later years                                                                   4               40
Sublease rentals                                                             --               (2)
                                                                     -----------      -----------

       Total minimum lease payments                                           9       $      159
                                                                                      ===========

Less imputed interest costs:                                                 (3)
                                                                     -----------
       Present value of minimum lease payments
       included in long-term debt                                    $        6
                                                                     ===========




Operating lease rental expense:
                                                                                                Year Ended December 31
                                                                                      ------------------------------------------
                                                                                                       (Millions)
                                                                                          2001           2000           1999
                                                                                      -----------    -----------     -----------

Minimum rental                                                                        $       73     $       73      $       66
Contingent rental                                                                             13             10              11
Sublease rentals                                                                              (2)            (6)             (6)
                                                                                      -----------    -----------     -----------
              Net rental expense                                                      $       84     $       77      $       71
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


NOTE O - DERIVATIVE INSTRUMENTS

The following table sets forth quantitative information by category of derivative instrument at December 31, 2001. The amounts exclude the variable margin deposit balances held in various brokerage accounts. MAP did not have any foreign currency contracts in place at December 31, 2001.



                                                                      Fair           Fair          Carrying        Carrying
                                                                     Value          Value           Value            Value
(In Millions)                                                       Assets(a)   (Liabilities)(a)     Assets(b)   (Liabilities)(b)
---------------------------------------------------------------------------------------------------------------------------------
NON-HEDGE DESIGNATION (c) :
       Exchange-traded commodity futures                          $        7      $      (16)    $          7     $      (16)
       Exchange-traded commodity options                                  15             (10)              15            (10)
       OTC commodity swaps                                                 5              (6)               5             (6)
       OTC commodity options                                               0              (1)               0             (1)


(a) The fair value amounts for OTC positions are based on various indices or dealer quotes. The fair value of exchange-traded positions are based on market price changes for each commodity.

(b) The carrying values represent the value of the derivative instruments. This excludes any margin deposit amounts with respective brokers. These amounts are reflected on a gross basis. MAP's consolidated balance sheet is reflected on a net asset/(liability) basis, as permitted by the master netting agreements, by brokerage firm.

(c) The table excludes nontraditional derivative instruments which are created due to netting of physical receipts and delivery volumes with the same counterparty. At December 31, 2001, the fair value of these assets and liabilities was $13 million and $13 million, respectively.

MAP recorded a net derivative gain of $209 million in 2001, with a derivative gain of $226 million recorded in cost of revenues and a derivative loss of $17 million recorded in revenues. In 2000, MAP recorded a derivative loss of $205 million, with $111 million recorded in cost of revenues and $94 million recorded in revenues. MAP recorded a net derivative gain of $20 million in 1999, with a derivative gain of $23 million recorded in cost of revenues and a derivative loss of $3 million recorded in revenues.



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

ENVIRONMENTAL MATTERS - MAP is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Marathon and Ashland have retained the liabilities, subject to certain thresholds, for costs associated with remediating properties conveyed to MAP for conditions existing prior to January 1, 1998. The costs associated with these thresholds are not expected to be material to the MAP financial statements. At December 31, 2001 and 2000, MAP's accrued liabilities for remediation totaled $13 million and $10 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean up efforts related to underground storage tanks at retail marketing outlets, were $7 million and $4 million at December 31, 2001 and 2000, respectively.

MAP has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In 2001, 2000 and 1999, such capital expenditures for environmental controls totaled $37 million, $47 million and $24 million, respectively. MAP anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

On May 11, 2001, MAP entered into a consent decree with the U.S. Environmental Protection Agency which commits it to complete certain agreed upon environmental programs over an eight-year period primarily aimed at reducing air emissions at its seven refineries. This consent decree was approved by the court on August 28, 2001. The current estimated cost to complete these programs is approximately $300 million in expenditures over the next seven years. In addition, MAP is required to complete certain agreed upon supplemental environmental projects as part of this settlement of an enforcement action for alleged Clean Air Act violations, at a current estimated cost of $8 million.

GUARANTEES - At December 31, 2001 and 2000, MAP's pro rata share of obligations of LOCAP LLC and Southcap Pipe Line Company secured by throughput and deficiency agreements totaled $14 million and $14 million, respectively. Under the agreements, MAP is required to advance funds if the investees are unable to service debt. Any such advances are treated as prepayments of future transportation charges.

At December 31, 2001, MAP had guaranteed the repayment of $35 million of the outstanding balance of Centennial Pipeline LLC's Master Shelf Agreement. Once Centennial Pipeline commences operations and achieves certain financial targets, MAP's guarantee will be released.

CONCENTRATION OF CREDIT RISK - MAP is exposed to credit risk in the event of nonpayment by counterparties, a significant portion of which are concentrated in energy related industries. The creditworthiness of customers and other counterparties is subject to continuing review, including the use of master netting agreements, where appropriate. No single customer accounts for more than 5% of annual gross revenues.

COMMITMENTS - At December 31, 2001 and 2000, MAP's contract commitments for capital expenditures for property, plant and equipment totaled $87 million and $89 million, respectively.

In May 2001, MAP entered into a Transportation Agreement with Centennial Pipeline LLC in which MAP guarantees to ship certain volumes on the Centennial system or make deficiency payments for any volume shortfall. Any deficiency payment made by MAP will be treated as a prepayment of future transportation charges.

PUT/CALL  AGREEMENT - As part of the formation of Pilot Travel  Centers LLC
(PTC), MAP and Pilot Corporation (Pilot) entered into a Put/Call and Registration Rights Agreement (Agreement). The Agreement provides that any time after September 1, 2006, Pilot can sell its interest in PTC to MAP for an amount of cash and/or MOC, MAP or Ashland equity securities equal to the product of

90% (95% if paid in securities) of the fair market value of PTC at the time multiplied by Pilot's percentage interest in PTC. At any time after September 1, 2011, under certain conditions MAP will have the right to purchase Pilot's interest in PTC for an amount of cash and/or MOC, MAP or Ashland equity securities equal to the product of 105% (110% if paid in securities) of the fair market value of PTC at the time multiplied by Pilot's percentage interest in PTC.

                                 EXHIBIT INDEX


NO.                              DESCRIPTION
---                              -----------

23.2                             Consent of PricewaterhouseCoopers LLP