Form 10-Q
period 2002-03-31
ASHLAND INC
filed 2002-05-13
CIK 7694

================================================================================




                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-Q



          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934




               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                       Commission file number 1-2918



                                ASHLAND INC.
                          (a Kentucky corporation)



                           I.R.S. No. 61-0122250
                        50 E. RiverCenter Boulevard
                               P. O. Box 391
                       Covington, Kentucky 41012-0391



                      Telephone Number: (859) 815-3333



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     At April 30, 2002, there were 69,385,711 shares of Registrant's Common Stock outstanding. One Right to purchase one-thousandth of a share of Series A Participating Cumulative Preferred Stock accompanies each outstanding share of Registrant's Common Stock.


================================================================================

                       PART I - FINANCIAL INFORMATION
                       ------------------------------

--------------------------------------------------------------------------------

 ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
 STATEMENTS OF CONSOLIDATED INCOME

------------------------------------------------------------------------------------------------------------------------------------
                                                                                Three months ended             Six months ended
                                                                                     March 31                      March 31
                                                                                ----------------------      ------------------------
 (In millions except per share data)                                               2002         2001           2002          2001
 -----------------------------------------------------------------------------------------------------------------------------------
 REVENUES
     Sales and operating revenues                                               $ 1,598      $ 1,659        $ 3,410       $ 3,537
     Equity income                                                                    9          102             61           223
     Other income                                                                    18           17             37            31
                                                                                ---------    ---------      ---------     ----------
                                                                                  1,625        1,778          3,508         3,791
 COSTS AND EXPENSES
     Cost of sales and operating expenses                                         1,290        1,365          2,755         2,911
     Selling, general and administrative expenses                                   282          267            550           532
     Depreciation, depletion and amortization                                        54           59            106           117
                                                                                ---------    ---------      ---------     ----------
                                                                                  1,626        1,691          3,411         3,560
                                                                                ---------    ---------      ---------     ----------
 OPERATING INCOME (LOSS)                                                             (1)          87             97           231
     Net interest and other financial costs                                         (34)         (43)           (70)          (89)
                                                                                ---------    ----------     ----------    ----------
 INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                                            (35)          44             27           142
     Income taxes                                                                    14          (18)           (10)          (57)
                                                                                ---------    ----------     ----------    ----------
 INCOME (LOSS) FROM CONTINUING OPERATIONS                                           (21)          26             17            85
     Results from discontinued operations (net of income taxes)                       -           25              -            25
                                                                                ---------    ----------     ----------    ----------
 INCOME (LOSS) BEFORE CUMULATIVE EFFECT
     OF ACCOUNTING CHANGE                                                           (21)          51             17           110
     Cumulative effect of accounting change (net of income taxes)                     -           (5)             -            (5)
                                                                                ---------    ----------     ----------    ----------
 NET INCOME (LOSS)                                                              $   (21)     $    46        $    17       $   105
                                                                                =========    ==========     ==========    ==========

 BASIC EARNINGS (LOSS) PER SHARE - Note A
     Income (loss)  from continuing operations                                  $  (.31)     $   .37        $   .24       $  1.22
     Results from discontinued operations                                             -          .35              -           .35
     Cumulative effect of accounting change                                           -         (.06)             -          (.07)
                                                                                ---------    ----------     ----------    ----------
     Net income (loss)                                                          $  (.31)     $   .66        $   .24       $  1.50
                                                                                =========    ==========     ==========    ==========

 DILUTED EARNINGS (LOSS) PER SHARE - Note A
     Income (loss) from continuing operations                                   $  (.31)     $   .37        $   .24       $  1.21
     Results from discontinued operations                                             -          .35              -           .35
     Cumulative effect of accounting change                                           -         (.06)             -          (.07)
                                                                                ---------    ----------     ----------    ----------
     Net income (loss)                                                          $  (.31)     $   .66        $   .24       $  1.49
                                                                                =========    ==========     ==========    ==========

 DIVIDENDS PAID PER COMMON SHARE                                                $  .275      $  .275        $   .55       $   .55



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------------
                                                                               March 31         September 30            March 31
(In millions)                                                                      2002                 2001                2001
------------------------------------------------------------------------------------------------------------------------------------

                               ASSETS
                               ------
CURRENT ASSETS
    Cash and cash equivalents                                                  $    156            $     236            $     77
    Accounts receivable                                                           1,010                1,219               1,084
    Allowance for doubtful accounts                                                 (38)                 (34)                (29)
    Inventories - Note A                                                            475                  495                 503
    Deferred income taxes                                                           112                  126                 131
    Other current assets                                                             91                  171                 109
                                                                               ----------          -----------          ----------
                                                                                  1,806                2,213               1,875
INVESTMENTS AND OTHER ASSETS
    Investment in Marathon Ashland Petroleum LLC (MAP)                            2,328                2,387               2,307
    Goodwill                                                                        530                  528                 530
    Other noncurrent assets                                                         388                  377                 387
                                                                               ----------          -----------          ----------
                                                                                  3,246                3,292               3,224
PROPERTY, PLANT AND EQUIPMENT
    Cost                                                                          3,063                3,030               2,941
    Accumulated depreciation, depletion and amortization                         (1,639)              (1,590)             (1,529)
                                                                               ----------          -----------          ----------
                                                                                  1,424                1,440               1,412
                                                                               ----------          -----------          ----------

                                                                               $  6,476            $   6,945            $  6,511
                                                                               ==========          ===========          ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

CURRENT LIABILITIES
    Debt due within one year                                                   $    241            $      85            $    266
    Trade and other payables                                                      1,060                1,392               1,119
    Income taxes                                                                     96                   20                  31
                                                                               ----------          -----------          ----------
                                                                                  1,397                1,497               1,416
NONCURRENT LIABILITIES
    Long-term debt (less current portion)                                         1,625                1,786               1,889
    Employee benefit obligations                                                    448                  412                 375
    Deferred income taxes                                                           220                  440                 262
    Reserves of captive insurance companies                                         183                  173                 185
    Other long-term liabilities and deferred credits                                388                  411                 369
    Commitments and contingencies - Note D
                                                                               ----------          -----------          ----------
                                                                                  2,864                3,222               3,080

COMMON STOCKHOLDERS' EQUITY                                                       2,215                2,226               2,015
                                                                               ----------          -----------          ----------

                                                                               $  6,476            $   6,945            $  6,511
                                                                               ==========          ===========          ==========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



------------------------------------------------------------------------------------------------------------------------------------

 ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
 STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Accumulated
                                                                                                           other
                                                        Common        Paid-in       Retained       comprehensive
(In millions)                                            stock        capital       earnings                loss           Total
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT OCTOBER 1, 2000                              $   70        $   388       $  1,579       $         (72)        $ 1,965
   Total comprehensive income (1)                                                        105                 (16)             89
   Cash dividends                                                                        (38)                                (38)
   Issued common stock under
     stock incentive plans                                                 10                                                 10
   Repurchase of common stock                                             (11)                                               (11)
                                                        --------      --------       --------      --------------        --------
BALANCE AT MARCH 31, 2001                               $   70        $   387       $  1,646       $         (88)        $ 2,015
                                                        ========      ========      =========      ==============        ========


BALANCE AT OCTOBER 1, 2001                              $   69        $   363       $  1,920       $        (126)        $ 2,226
   Total comprehensive income (1)                                                         17                  (7)             10
   Cash dividends                                                                        (38)                                (38)
   Issued common stock under
     stock incentive plans                                   1             16                                                 17
                                                        --------      --------       --------       --------------       --------
BALANCE AT MARCH 31, 2002                               $   70        $   379       $   1,899       $       (133)        $ 2,215
                                                        ========      ========      =========       ==============       ========
------------------------------------------------------------------------------------------------------------------------------------
  (1)  Reconciliations of net income (loss) to total comprehensive income (loss) follow.

                                                                          Three months ended              Six months ended
                                                                               March 31                       March 31
                                                                       ---------------------------    ---------------------------

          (In millions)                                                      2002           2001            2002           2001
          -----------------------------------------------------------------------------------------------------------------------
          Net income (loss)                                            $      (21)     $       46     $       17      $     105
          Unrealized translation adjustments                                   (6)             (9)           (10)           (19)
            Related tax benefit                                                 1               1              3              3
                                                                       -----------     -----------    -----------     -----------
          Total comprehensive income (loss)                            $      (26)     $       38     $       10      $      89
                                                                       ===========     ===========    ===========     ===========

         ------------------------------------------------------------------------------------------------------------------------
         At March 31, 2002, the accumulated other comprehensive loss of $133 million (after tax) was comprised of net unrealized translation losses of
         $90 million and a minimum pension liability of $43 million.


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                Six months ended
                                                                                                                    March 31
                                                                                                         ---------------------------
(In millions)                                                                                                2002             2001
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATIONS
    Income from continuing operations                                                                    $     17        $     85
    Expense (income) not affecting cash
      Depreciation, depletion and amortization                                                                106             117
      Deferred income taxes                                                                                   (79)             23
      Equity income from affiliates                                                                           (61)           (223)
      Distributions from equity affiliates                                                                    119             212
      Other items                                                                                               -               1
    Change in operating assets and liabilities (1)                                                            (92)            (65)
                                                                                                         -----------     -----------
                                                                                                               10             150

CASH FLOWS FROM FINANCING
    Proceeds from issuance of long-term debt                                                                    -              52
    Proceeds from issuance of common stock                                                                     11               6
    Repayment of long-term debt                                                                               (55)            (73)
    Repurchase of common stock                                                                                  -             (11)
    Increase (decrease) in short-term debt                                                                     50             (50)
    Dividends paid                                                                                            (38)            (38)
                                                                                                         -----------     -----------
                                                                                                              (32)           (114)
CASH FLOWS FROM INVESTMENT
    Additions to property, plant and equipment                                                                (92)           (109)
    Purchase of operations - net of cash acquired                                                              (8)            (18)
    Proceeds from sale of operations                                                                            -               8
    Other - net                                                                                                20               7
                                                                                                         -----------     -----------
                                                                                                              (80)           (112)
                                                                                                         -----------     -----------
CASH USED BY CONTINUING OPERATIONS                                                                           (102)            (76)
    Cash provided by discontinued operations - Note B                                                          22              86
                                                                                                         -----------     -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                              (80)             10

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                               236              67
                                                                                                         -----------     -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                                $    156        $     77
                                                                                                         ===========     ===========

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

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL REPORTING

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and Securities and Exchange Commission regulations. Although such statements are subject to any year-end audit adjustments which may be necessary, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 2001. Results of operations for the periods ended March 31, 2002, are not necessarily indicative of results to be expected for the year ending September 30, 2002.

INVENTORIES

--------------------------------------------------------------------------------------------------------------------
                                                                 March 31         September 30            March 31
(In millions)                                                        2002                 2001                2001
--------------------------------------------------------------------------------------------------------------------
Chemicals and plastics                                             $  339               $  374              $  373
Construction materials                                                 84                   74                  83
Petroleum products                                                     59                   54                  64
Other products                                                         51                   57                  50
Supplies                                                                5                    6                   7
Excess of replacement costs over LIFO carrying values                 (63)                 (70)                (74)
                                                                   -------              -------             -------
                                                                   $  475               $  495              $  503
                                                                   =======              =======             =======


EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (EPS) from continuing operations.

--------------------------------------------------------------------------------------------------------------------
                                                            Three months ended                 Six months ended
                                                                March 31                           March 31
                                                          ----------------------             -----------------------
(In millions except per share data)                          2002         2001                  2002          2001
--------------------------------------------------------------------------------------------------------------------
NUMERATOR
Numerator for basic and diluted EPS - Income (loss)
 from continuing operations                               $   (21)    $     26               $    17     $      85
                                                          ==========  ==========             =========   ===========
DENOMINATOR
Denominator for basic EPS - Weighted average
  common shares outstanding                                    69           70                    69            70
Common shares issuable upon exercise of stock options           -            -                     1             -
                                                          ----------  ----------             ---------   -----------
Denominator for diluted EPS - Adjusted weighted
  average shares and assumed conversions                       69           70                    70            70
                                                          ==========  ==========             =========   ===========


BASIC EPS FROM CONTINUING OPERATIONS                      $  (.31)    $    .37               $   .24     $    1.22
DILUTED EPS FROM CONTINUING OPERATIONS                    $  (.31)    $    .37               $   .24     $    1.21


ACCOUNTING CHANGE - FAS 142

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

ACCOUNTING CHANGE - FAS 142 (CONTINUED)

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

Under FAS 142, companies are required to perform an initial impairment test of goodwill as of the date they adopt the Statement. The first step of that test compares the fair value of a reporting unit with its carrying amount to identify potential impairment. If the carrying value of a reporting unit exceeds its fair value, the second step of the test is then performed to measure the amount of any impairment. Ashland has completed the first step of its initial impairment test of goodwill as of October 1, 2001. As a result of that process, no potential impairments were identified, except with respect to goodwill of $14 million recognized by Ashland Distribution. The second step of the test related to the goodwill of Ashland Distribution will be completed by September 30, 2002, and the impairment loss (if any) will be recorded as a cumulative effect of accounting change as of the beginning of fiscal 2002.

The nonamortization of goodwill has increased Ashland's net income and earnings per share. Following are pro forma results assuming goodwill had not been amortized prior to October 1, 2001.

-----------------------------------------------------------------------------------------------------------------------
                                                                 Three months ended              Six months ended
                                                                       March 31                       March 31
                                                              --------------------------     --------------------------
(In millions except per share data)                              2002           2001            2002            2001
-----------------------------------------------------------------------------------------------------------------------
Reported net income (loss)                                    $   (21)      $     46         $    17        $    105
Add back:  Goodwill amortization                                    -              9               -              17
                                                             -----------   -----------      ----------     ------------
Adjusted net income (loss)                                    $   (21)      $     55         $    17        $    122
                                                             ===========   ===========      ==========     ============

Basic EPS - as reported                                       $  (.31)      $   . 66         $   .24        $   1.50
Add back:  Goodwill amortization                                    -            .13               -             .26
                                                             -----------   -----------      ----------     ------------
Basic EPS - adjusted                                          $  (.31)      $    .79         $   .24        $   1.76
                                                             ===========   ===========      ==========     ============

Diluted EPS - as reported                                     $  (.31)      $    .66         $   .24        $   1.49
Add back:  Goodwill amortization                                    -            .12               -             .25
Diluted EPS - adjusted                                        $  (.31)      $    .78         $   .24        $   1.74
                                                             ===========   ===========      ==========     ============


Following is a progression of goodwill by segment for the six months ended March 31, 2002.

-----------------------------------------------------------------------------------------------------------------------
                                                                                Ashland
                                                             Ashland           Specialty
(In millions)                                   APAC       Distribution        Chemical       Valvoline        Total
-----------------------------------------------------------------------------------------------------------------------
Balance at October 1, 2001                     $ 419      $         14        $      92      $       3        $   528
Acquisitions                                       -                 -                1              2              3
Currency translation adjustments                   -                 -               (1)             -             (1)
                                             -----------  --------------     ------------   ------------    -----------
Balance at March 31, 2002                      $ 419      $         14        $      92      $       5        $   530
                                             ===========  ==============     ============   ============    ===========


--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE B - UNUSUAL ITEMS

DISCONTINUED OPERATIONS

In March 2000, Ashland distributed 17.4 million shares of its Arch Coal Common Stock to Ashland's shareholders. Ashland sold its remaining 4.7 million Arch Coal shares in February 2001 for $86 million (after underwriting commissions). Such sale resulted in a pretax gain on disposal of discontinued operations of $49 million ($33 million after provisions for current and deferred income taxes). In the December 2001 quarter, Ashland received $22 million in current tax benefits from capital loss carrybacks generated by the sale, which are included in "Cash provided by discontinued operations" on the Statements of Consolidated Cash Flows. Results for the quarter ended March 31, 2001, also included accruals of $13 million ($8 million after income taxes) for estimated costs associated with other operations previously discontinued.

ACCOUNTING CHANGE - FAS 133

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities." FAS 133 was amended by two other statements and was required to be adopted in years beginning after June 15, 2000. Because of Ashland's minimal use of derivatives, FAS 133 did not have a significant effect on Ashland's financial position or results of operations when it was adopted on October 1, 2000. The adoption of FAS 133 by Marathon Ashland Petroleum LLC (MAP) on January 1, 2001, resulted in a $20 million pretax loss from the cumulative effect of this accounting change. Ashland's share of the pretax loss amounted to $8 million which, net of income tax benefits of $3 million, resulted in a loss of $5 million from the cumulative effect of this accounting change.

OTHER

MAP maintains an inventory valuation reserve to reduce the LIFO cost of its inventories to their net realizable values. Adjustments in that reserve are recognized quarterly based on changes in petroleum product prices, creating non-cash charges or credits to Ashland's earnings. A pretax charge of $29 million was recognized in the December 2001 quarter and reversed in the March 2002 quarter as a result of these adjustments. The following tables show the effect of these unusual items on Ashland's operating income, net income and diluted earnings per share.

-----------------------------------------------------------------------------------------------------------------------
                                                                 Three months ended              Six months ended
                                                                      March 31                       March 31
                                                             --------------------------     ---------------------------
(In millions except per share data)                              2002            2001           2002            2001
-----------------------------------------------------------------------------------------------------------------------
Operating income (loss) before unusual items                 $    (30)      $     87        $     97        $    231
 MAP inventory valuation adjustments                               29              -               -               -
                                                            -----------    -----------     ------------    ------------
Operating income (loss) as reported                          $     (1)      $     87        $     97        $    231
                                                            ===========    ===========     ============    ============

Net income (loss) before unusual items                       $    (39)      $     26        $     17        $     85
 MAP inventory valuation adjustments                               18              -               -               -
 Results of discontinued operations                                 -             25               -              25
 Cumulative effect of accounting change                             -             (5)              -              (5)
                                                            -----------    -----------     ------------    ------------
Net income (loss) as reported                                $    (21)      $     46        $     17        $    105
                                                            ===========    ===========     ============    ============


Diluted earnings (loss) per share before unusual items       $   (.56)      $    .37        $    .24        $   1.21
 Impact of unusual items                                          .25            .29               -             .28
                                                            -----------    -----------     ------------    ------------
Diluted earnings (loss) per share as reported                $   (.31)      $    .66        $    .24        $   1.49
                                                            ===========    ===========     ============    ============


--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE C - UNCONSOLIDATED AFFILIATES

Ashland is required by Rule 3-09 of Regulation S-X to file separate financial statements for its significant unconsolidated affiliate, Marathon Ashland Petroleum LLC (MAP). Financial statements for MAP for the year ended December 31, 2001, were filed on a Form 10-K/A on March 14, 2002. Unaudited income statement information for MAP is shown below.

MAP is organized as a limited liability company that has elected to be taxed as a partnership. Therefore, each parent is responsible for income taxes applicable to its share of MAP's taxable income. The net income reflected below for MAP does not include any provision for income taxes that will be incurred by its parents.

------------------------------------------------------------------------------------------------------------------------------
                                                                        Three months ended              Six months ended
                                                                              March 31                       March 31
                                                                     -----------------------       ---------------------------
(In millions)                                                            2002          2001             2002           2001
------------------------------------------------------------------------------------------------------------------------------
Sales and operating revenues                                         $  5,306       $ 6,747        $  11,048      $  14,110
Income from operations                                                     34           284              181            611
Income before cumulative effect of accounting change                       32           283              176            613
Net income (loss)
  Including inventory valuation adjustments                                32           263              176            593
  Excluding inventory valuation adjustments                               (45)          263              176            593
Ashland's equity income (loss)
  Including inventory valuation adjustments                                 8           101               58            220
  Excluding inventory valuation adjustments                               (21)          101               58            220

NOTE D - LITIGATION, CLAIMS AND CONTINGENCIES

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At March 31, 2002, such locations included 96 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, approximately 130 current and former operating facilities (including certain operating facilities conveyed to MAP) and about 1,200 service station properties. Ashland's reserves for environmental remediation amounted to $167 million at March 31, 2002. Such amount reflects Ashland's estimate of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.

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

NOTE D - LITIGATION, CLAIMS AND CONTINGENCIES (continued)

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

On May 13, 2002, Ashland entered into a plea agreement with the U.S. government regarding a May 16, 1997, sewer fire that injured five employees at the St. Paul Park, Minnesota, refinery now owned by MAP. As part of the resolution, Ashland entered guilty pleas to two federal misdemeanors and entered into a deferred prosecution agreement. Ashland also will pay a $3.5 million fine, pay approximately $3.5 million as restitution to the employees injured in the fire, and fund approximately $4 million in upgrades to the St. Paul Park refinery's process sewers, junction boxes and drains. As a result of the resolution, Ashland will record an after-tax charge of approximately $5 million in the June 2002 quarter. For additional information regarding this matter, see the "Legal Proceedings" section of this Form 10-Q.

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


------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

------------------------------------------------------------------------------------------------------------------------------------
                                                                        Three months ended                    Six months ended
                                                                             March 31                             March 31
                                                                    -----------------------------       ----------------------------
(In millions)                                                             2002             2001               2002             2001
------------------------------------------------------------------------------------------------------------------------------------
REVENUES
   Sales and operating revenues
     APAC                                                           $      424       $      384         $    1,105       $    1,005
     Ashland Distribution                                                  621              726              1,205            1,457
     Ashland Specialty Chemical                                            300              304                612              615
     Valvoline                                                             273              267                528              508
     Intersegment sales
       Ashland Distribution                                                 (5)              (7)                (9)             (14)
       Ashland Specialty Chemical                                          (15)             (15)               (30)             (33)
       Valvoline                                                             -                -                 (1)              (1)
                                                                    ------------     ------------       ------------     -----------
                                                                         1,598            1,659              3,410            3,537
   Equity income
     Ashland Specialty Chemical                                              1                1                  2                3
     Valvoline                                                               -                -                  1                -
     Refining and Marketing                                                  8              101                 58              220
                                                                   -------------     ------------       ------------     -----------
                                                                             9              102                 61              223
   Other income
     APAC                                                                    6                3                  6                5
     Ashland Distribution                                                    3                2                 12                4
     Ashland Specialty Chemical                                              7                8                 12               15
     Valvoline                                                               1                2                  2                3
     Refining and Marketing                                                  -                -                  2                -
     Corporate                                                               1                2                  3                4
                                                                    ------------     ------------       ------------     -----------
                                                                            18               17                 37               31
                                                                    ------------     ------------      ------------      -----------
                                                                    $    1,625       $    1,778         $    3,508       $    3,791
                                                                    ============     ============       ============     ===========

OPERATING INCOME (LOSS)
   APAC                                                             $      (14)      $      (38)        $       22       $     (25)
   Ashland Distribution                                                     (4)              14                  5              24
   Ashland Specialty Chemical                                               18               17                 34              36
   Valvoline                                                                17               19                 28              29
   Refining and Marketing (1)                                                -               96                 45             204
   Corporate                                                               (18)             (21)               (37)            (37)
                                                                    ------------     ------------       ------------     -----------
                                                                    $       (1)      $       87         $       97       $     231
                                                                    ============     ============       ============     ===========

------------------------------------------------------------------------------------------------------------------------------------
(1)  Includes Ashland's equity income from MAP, amortization of a portion of
     Ashland's excess investment in MAP, and other activities associated with refining and marketing.



------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

------------------------------------------------------------------------------------------------------------------------------------
                                                                            Three months ended               Six months ended
                                                                                 March 31                        March 31
                                                                        ----------------------------    ----------------------------
                                                                            2002            2001             2002            2001
------------------------------------------------------------------------------------------------------------------------------------
OPERATING INFORMATION
   APAC
     Construction backlog at March 31 (millions)                                                        $   1,658        $  1,856
     Hot-mix asphalt production (million tons)                               4.6             4.1             13.9            12.6
     Aggregate production (million tons)                                     5.9             5.5             13.8            11.4
     Ready-mix concrete production (thousand cubic yards)                    443             460              972             983
   Ashland Distribution (1)
     Sales per shipping day (millions)                                  $   10.0       $    11.3        $     9.7        $   11.7
     Gross profit as a percent of sales                                     15.9%           16.5%            16.2%           16.0%
   Ashland Specialty Chemical (1)
     Sales per shipping day (millions)                                  $    4.8       $     4.8        $     4.9        $    4.9
     Gross profit as a percent of sales                                     36.2%           34.0%            35.3%           34.0%
   Valvoline lubricant sales (thousand barrels per day)                     12.7            11.6             11.9            11.0
   Refining and Marketing (2)
     Crude oil refined (thousand barrels per day)                            891             870              908             863
     Refined products sold (thousand barrels per day) (3)                  1,228           1,253            1,273           1,281
     Refining and wholesale marketing margin (per barrel) (4)           $   0.68       $    3.63        $    1.74        $   3.69
     Speedway SuperAmerica (SSA) (5)
       Retail outlets at March 31                                                                           2,097           2,088
       Gasoline and distillate sales (millions of gallons)                   852             848            1,768           1,778
       Gross margin - gasoline and distillates (per gallon)             $  .0827       $   .1068        $   .0989        $  .1128
       Merchandise sales (millions)                                     $    540       $     488        $   1,124        $  1,006
       Merchandise margin (as a percent of sales)                           24.0%           23.3%            24.0%           23.6%
------------------------------------------------------------------------------------------------------------------------------------
(1) Sales are defined as sales and operating revenues. Gross profit is defined as sales and operating revenues, less cost of sales and operating expenses, less depreciation and amortization relative to manufacturing assets.
(2) Amounts represent 100 percent of MAP's operations, in which Ashland owns a
    38 percent interest.
(3) Total average daily volume of all refined product sales
    to MAP's wholesale, branded and retail (SSA) customers.
(4) Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation.
(5) Periods prior to September 1, 2001, have been restated to exclude travel centers contributed to Pilot Travel Centers LLC.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

CURRENT QUARTER - For the quarter ended March 31, 2002, Ashland recorded a net loss of $21 million, compared to net income of $46 million for the quarter ended March 31, 2001. Excluding unusual items described in Note B to the Condensed Consolidated Financial Statements, Ashland had a net loss of $39 million for the March 2002 quarter, compared to net income of $26 million for the March 2001 quarter. The decline was the result of very challenging conditions in petroleum products markets, as well as continued weakness in the U.S. economy. In addition, several of Ashland's wholly owned businesses are typically affected by seasonal dips in the March quarter, which limited their ability to offset the downturn in Refining and Marketing.

YEAR-TO-DATE - For the six months ended March 31, 2002, Ashland recorded net income of $17 million, compared to $105 million for the six months ended March 31, 2001. Excluding unusual items, net income amounted to $17 million in the 2002 period, compared to $85 million in the 2001 period. Operating income declined $134 million from the record level recorded in the 2001 period, primarily as a result of reduced margins for Refining and Marketing.

As described in Note A to the Condensed Consolidated Financial Statements, Ashland adopted FAS 142 effective October 1, 2001, which caused amortization of goodwill to cease. Goodwill amortization reduced operating income by $21 million and net income by $17 million for the six months ended March 31, 2001. The reductions in operating income by segment were $12 million for APAC, $1 million for Ashland Distribution, $2 million for Ashland Specialty Chemical, $1 million for Valvoline and $5 million for Refining and Marketing.

APAC

CURRENT QUARTER - APAC's construction operations recorded an operating loss of $14 million for the March 2002 quarter, compared to an operating loss of $38 million for the March 2001 quarter, which included a charge of $15 million to correct improper recognition of construction contract earnings at APAC's Manassas, Virginia, division. The improved results reflect more favorable weather conditions compared to last year's extremely cold, wet weather. Total profitability in APAC's asphalt plants and construction jobs increased from last year's levels, reflecting higher production volumes and lower costs for liquid asphalt, fuel and power. Net construction job revenue (total revenue less subcontract costs) increased 12% from the prior year period. Production of hot-mix asphalt increased 12%, while aggregate production increased 7%. In addition, nonamortization of goodwill increased APAC's operating income by $6 million, compared to the March 2001 quarter. The construction backlog at March 31, 2002, remained strong at $1.7 billion, though down 11% from the prior year, reflecting increased work during the winter period and less subcontract backlog. Implementation has begun in the following areas of APAC's business process redesign initiative (Project PASS): financial process standardization, strategic sourcing, equipment management and performance management. Costs of Project PASS amounted to $3 million in the March 2002 quarter.

YEAR-TO-DATE - For the six months ended March 31, 2002, APAC reported operating income of $22 million, compared to an operating loss of $25 million for the same period of 2001, which included the $15 million charge for the Manassas division described above. The improvement generally reflects the same factors described in the current quarter comparison. Net construction job revenue increased 5%, hot-mix asphalt production was up 10% and aggregate production was 21% higher. Nonamortization of goodwill increased operating income by $12 million compared to the prior year period, while costs of Project PASS were $4 million in the current year period.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

ASHLAND DISTRIBUTION

CURRENT QUARTER - Ashland Distribution reported an operating loss of $4 million for the quarter ended March 31, 2002, compared to operating income of $14 million for the quarter ended March 31, 2001. The decline reflects continued economic weakness and issues related to the ongoing implementation of a new enterprise resource planning system. Of all of Ashland's businesses, Ashland Distribution is the most sensitive to industrial output, which remains soft in comparison to prior years. Sales revenues are down 14% reflecting decreased sales volumes.

YEAR-TO-DATE - For the six months ended March 31, 2002, Ashland Distribution reported operating income of $5 million, compared to $24 million for the same period of 2001. The decline reflects the same factors described in the current quarter comparison. The 2002 period results include income of $7 million from the settlement of a sorbate class action antitrust suit.

ASHLAND SPECIALTY CHEMICAL

CURRENT QUARTER - For the quarter ended March 31, 2002, Ashland Specialty Chemical reported operating income of $18 million, compared to $17 million for the March 2001 quarter. Results from five of Ashland's seven specialty chemical businesses improved reflecting better sales volumes and/or margins compared to last year. The largest improvement came in composite polymers, where operating income nearly doubled reflecting increased sales volumes resulting from the April 2001 acquisition of Neste Polyester, and improved margins attributed to lower raw material costs. However, those improvements were nearly offset by reduced earnings from electronic and marine chemicals. Results for electronic chemicals continue to reflect the worldwide slowdown in the semiconductor industry.

YEAR-TO-DATE - For the six months ended March 31, 2002, Ashland Specialty Chemical reported operating income of $34 million, compared to $36 million for the first six months of 2001. The same factors described in the current quarter comparison are responsible for the decline in the year-to-date results.

VALVOLINE

CURRENT QUARTER - For the quarter ended March 31, 2002, Valvoline reported operating income of $17 million, compared to $19 million for the March 2001 quarter. The decrease was due to minimal sales volumes of R-12 automotive refrigerant in the March 2002 quarter. As a result, Valvoline now expects gross profit from sales of R-12 to be in the range of $3 million to $4 million for fiscal 2002, compared to roughly $14 million in each of the last three years. The March 2002 quarter benefited from strong results from the core lubricants business, record performances by Valvoline Instant Oil Change and Eagle One appearance products, and across-the-board increases in international operations and automotive chemicals.

YEAR-TO-DATE - For the six months ended March 31, 2002, Valvoline reported operating income of $28 million, compared to $29 million for the same period of 2001. The same factors described in the current quarter comparison are responsible for the decline in the year-to-date results.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

REFINING AND MARKETING

CURRENT QUARTER - Refining and Marketing, which consists primarily of equity income from Ashland's 38% ownership interest in Marathon Ashland Petroleum (MAP), reported an operating loss of $29 million for the quarter ended March 31, 2002, excluding $29 million in favorable inventory valuation adjustments described in Note B to the Condensed Consolidated
Financial Statements. Operating income for the quarter ended March 31, 2001, amounted to $96 million. The loss for the current quarter reflects the first quarterly loss in the history of the MAP joint venture, which began operations on January 1, 1998. For much of the quarter, refining margins were severely compressed as crude oil costs increased more quickly than refined product prices. In addition, the differential between sweet and sour crude oil prices narrowed. Because MAP's refineries generally process a higher percentage of sour crudes, the narrow differential had an adverse impact on profits. As a result, MAP's refining and wholesale marketing margin decreased $2.95 per barrel, which was the primary factor in the $128 million decline in Ashland's equity income from MAP's refining and wholesale marketing operations.

YEAR-TO-DATE - Operating income from Refining and Marketing amounted to $45 million for the six months ended March 31, 2002, compared to $204 million for the six months ended March 31, 2001. Ashland's equity income from MAP's refining and wholesale marketing operations declined $165 million, reflecting a $1.95 per barrel reduction in MAP's refining and wholesale marketing margin.

CORPORATE

Corporate expenses amounted to $18 million in the quarter ended March 31, 2002, compared to $21 million for the quarter ended March 31, 2001. Corporate expenses on a year-to-date basis amounted to $37 million in both the 2002 and 2001 periods. The lower level of expenses in the quarterly comparison reflects decreased incentive and deferred compensation costs.

NET INTEREST AND OTHER FINANCIAL COSTS

For the quarter ended March 31, 2002, net interest and other financial costs totaled $34 million, compared to $43 million for the March 2001 quarter. For the year-to-date, net interest and other financial costs amounted to $70 million in the 2002 period, compared to $89 million in the 2001 period. Reflecting strong cash flows from operations in the second half of fiscal 2001, total debt outstanding at March 31, 2002, is down $289 million compared to March 31, 2001. In addition, interest rates on floating rate obligations have declined.

DISCONTINUED OPERATIONS

As described in Note B to the Condensed Consolidated Financial Statements, results for the March 2001 quarter included an after-tax gain of $33 million on the sale of Ashland's remaining shares in Arch Coal and an $8 million after-tax charge for estimated costs associated with other operations previously discontinued.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

As described in Note A to the Condensed Consolidated Financial Statements, in the March 2001 quarter Ashland recognized an after-tax loss of $5 million from MAP's adoption of FAS 133.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

FINANCIAL POSITION

LIQUIDITY

Ashland's financial position has enabled it to obtain capital for its financing needs and to maintain investment grade ratings on its senior debt of Baa2 from Moody's and BBB from Standard & Poor's. Ashland has two revolving credit agreements providing for up to $425 million in borrowings, neither of which has been used. Under a shelf registration, Ashland can also issue an additional $600 million in debt and equity securities should future opportunities or needs arise. Furthermore, Ashland has access to various uncommitted lines of credit and commercial paper markets. While the revolving credit agreements contain a covenant limiting new borrowings based on its stockholders' equity, Ashland could have increased its borrowings (including any borrowings under these agreements) by up to $1.5 billion at March 31, 2002. Additional permissible borrowings are increased (decreased) by 150% of any increases (decreases) in Ashland's stockholders' equity.

Cash flows from operations, a major source of Ashland's liquidity, amounted to $10 million for the six months ended March 31, 2002, compared to $150 million for the six months ended March 31, 2001. The decrease principally reflects decreased cash distributions from MAP ($119 million in 2002, compared to $210 million in 2001). In addition, the 2002 period included the negative effects of a $92 million increase in operating assets and liabilities versus a $65 million increase in the 2001 period. Ashland's capital requirements for net property additions and dividends exceeded cash flows from operations by $113 million for the six months ended March 31, 2002, and were funded with cash equivalents and short-term debt.

Earnings before interest, taxes, depreciation and amortization (EBITDA) is a widely accepted financial indicator of a company's ability to incur and service debt. Ashland's EBITDA, which represents operating income plus depreciation, depletion and amortization (each excluding unusual items), amounted to $203 million for the six months ended March 31, 2002, compared to $348 million for the six months ended March 31, 2001. EBITDA should not be considered in isolation or as an alternative to net income, operating income, cash flows from operations, or a measure of a company's profitability, liquidity or performance under generally accepted accounting principles.

At March 31, 2002, working capital (excluding debt due within one year) amounted to $650 million, compared to $801 million at September 30, 2001, and $725 million at March 31, 2001. Ashland's working capital is affected by its use of the LIFO method of inventory valuation. That method valued inventories below their replacement costs by $63 million at March 31, 2002, $70 million at September 30, 2001, and $74 million at March 31, 2001. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 81% of current liabilities at March 31, 2002, compared to 95% at September 30, 2001, and 80% at March 31, 2001.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

CAPITAL RESOURCES

For the six months ended March 31, 2002, property additions amounted to $92 million, compared to $109 million for the same period last year. Property additions and cash dividends for the remainder of fiscal 2002 are estimated at $164 million and $38 million. At March 31, 2002, Ashland had remaining authority to purchase 3.9 million shares of its common stock in the open market. The number of shares ultimately purchased and the prices Ashland will pay for its stock are subject to periodic review by management. Ashland anticipates meeting its remaining 2002 capital requirements for property additions, dividends and scheduled debt repayments of $30 million from internally generated funds. However, external financing may be necessary to provide funds for acquisitions or purchases of common stock.

At March 31, 2002, Ashland's debt level amounted to $1.9 billion, compared to $1.9 billion at September 30, 2001, and $2.2 billion at March 31, 2001. Debt as a percent of capital employed amounted to 46% at March 31, 2002, compared to 46% at September 30, 2001, and 52% at March 31, 2001. At March 31, 2002, Ashland's long-term debt included $141 million of floating-rate obligations, and the interest rates on an additional $153 million of fixed-rate, medium-term notes were effectively converted to floating rates through interest rate swap agreements. In addition, Ashland's costs under its sale of receivables program and various operating leases are based on the floating-rate interest costs on $261 million of third-party debt underlying those transactions. As a result, Ashland was exposed to fluctuations in short-term interest rates on $555 million of debt obligations at March 31, 2002.

ENVIRONMENTAL MATTERS

Federal, state and local laws and regulations relating to the protection of the environment have resulted in higher operating costs and capital investments by the industries in which Ashland operates. Because of the
continuing   trends  toward  greater   environmental   awareness  and  ever
increasing regulations, Ashland believes that expenditures for environmental compliance will continue to have a significant effect on its businesses. Although it cannot accurately predict how such trends will affect future operations and earnings, Ashland believes the nature and significance of its ongoing compliance costs will be comparable to those of its competitors. For information on certain specific environmental proceedings and investigations, see the "Legal Proceedings" section of this Form 10-Q. For information regarding environmental reserves, see Note D to the Condensed Consolidated Financial Statements.

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

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

OUTLOOK

Looking ahead to the second half of fiscal 2002, MAP consistently has been a leader in adjusted profit per barrel of crude oil refined, and Ashland expects it to perform moderately well in the spring and summer months, although well below levels achieved in fiscal 2001. However, world crude oil markets remain extremely volatile, and refining margins are subject to significant, unpredictable swings. Valvoline continues to perform on target, and its operating income is expected to be comparable with or perhaps slightly below its strong performance during 2001. At APAC, operating income for the year is now expected to range between $120 million and $140 million. This estimate reflects costs associated with Project
PASS. Improvements in Ashland's chemical businesses are tied to economic recovery. Looking at Ashland as a whole, the profit environment has been more challenging than originally anticipated, which will likely lead to earnings in fiscal 2002 that are significantly lower than the record earnings achieved in 2001.

CONVERSION TO THE EURO

Beginning January 1, 2002, certain member countries of the European Economic and Monetary Union began conducting all non-cash transactions in Euros and circulation of Euro notes and coins for cash transactions commenced. National notes and coins were no longer acceptable as legal tender generally after February 28, 2002. Ashland conducts business in most of the participating countries and successfully converted to the Euro without any material effect on its consolidated financial position, results of operations, cash flows or liquidity.

FORWARD LOOKING STATEMENTS

Management's Discussion and Analysis (MD&A) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, with respect to various information in the Results of Operations, Capital Resources and Outlook sections of this MD&A. Estimates as to operating performance and earnings are based upon a number of assumptions, including those mentioned in MD&A. Such estimates are also based upon internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, weather, operating efficiencies and economic conditions, such as prices, supply and demand, and cost of raw materials. Although Ashland believes its expectations are based on reasonable assumptions, it cannot assure the expectations reflected in MD&A will be achieved. This forward-looking information may prove to be inaccurate and actual results may differ significantly from those anticipated if one or more of the underlying assumptions or expectations proves to be inaccurate or is unrealized, or if other unexpected conditions or events occur. Other factors and risks affecting Ashland are contained in Risks and Uncertainties in Note A to the Consolidated Financial Statements in Ashland's 2001 Annual Report and in Ashland's Form 10-K, as amended for the fiscal year ended September 30, 2001. Ashland undertakes no obligation to subsequently update or revise these forward-looking statements.

 PART II - OTHER INFORMATION
---------------------------------------------------------------------------

     ITEM 1.  LEGAL PROCEEDINGS

     ENVIRONMENTAL PROCEEDINGS - (1) As of March 31, 2002, Ashland has been identified as a "potentially responsible party" ("PRP") under Superfund or similar state laws for potential joint and several liability for clean-up costs in connection with alleged releases of hazardous substances associated with 96 waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the EPA or a state agency, in which Ashland is typically participating as a member of a PRP group. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight, and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance and could be material. However, based on its experience with site remediation, its analysis of the specific hazardous substances at issue, the existence of other financially viable PRPs and its current estimates of investigatory, clean-up and monitoring costs at each site, Ashland does not believe that any liability at these sites, either individually or in the aggregate, will have a material adverse effect on Ashland's consolidated financial position, cash flows or liquidity. For additional information regarding environmental matters and reserves, see "Management's Discussion and Analysis - Environmental Matters" and Note D of Notes to Condensed Consolidated Financial Statements.

     (2) On May 13, 2002, Ashland entered into a plea agreement with the United States Attorney's Office for the District of Minnesota and the Environmental Crimes Section of the United States Department of Justice regarding a May 16, 1997 sewer fire at the St. Paul Park, Minnesota refinery now owned by Marathon Ashland Petroleum LLC, a joint venture company of Marathon Oil Company and Ashland. As part of the plea agreement, Ashland entered guilty pleas to two federal misdemeanors, will pay a $3.5 million fine related to violations of the Clean Air Act, will pay approximately $3.5 million as restitution to the employees injured in the fire and will fund approximately $4.0 million in upgrades to the St. Paul Park refinery's process sewers, junction boxes and drains. In addition, as part of the plea agreement, Ashland entered into a deferred prosecution agreement with regard to a separate count charging it with violating Subpart QQQ of the New Source Performance Standards of the Clean Air Act. The deferred prosecution agreement provides that so long as Ashland satisfies the terms and conditions of the plea agreement, the United States will dismiss with prejudice that count.


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

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         12 Ashland Inc. Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K have been filed during the quarter ended March 31, 2002.

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


                                                   Ashland Inc.
                                             ----------------------------------
                                                  (Registrant)




         Date:  May 13, 2002                   /s/ Kenneth L. Aulen
                                             ----------------------------------
                                             Kenneth L. Aulen
                                             Administrative Vice President
                                             and Controller
                                             (Chief Accounting Officer)



         Date:  May 13, 2002                   /s/ David L. Hausrath
                                             ----------------------------------
                                             David L. Hausrath
                                             Vice President and General Counsel

                               EXHIBIT INDEX



Exhibit
  No.                             Description
------      -------------------------------------------------------------------


  12 Ashland Inc. Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.