Form 10-Q
period 2002-06-30
ASHLAND INC
filed 2002-08-07
CIK 7694

================================================================================




                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                 FORM 10-Q



          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934




                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                       Commission file number 1-2918



                                ASHLAND INC.
                          (a Kentucky corporation)



                           I.R.S. No. 61-0122250
                        50 E. RiverCenter Boulevard
                               P. O. Box 391
                       Covington, Kentucky 41012-0391



                      Telephone Number: (859) 815-3333



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

At July 31, 2002, there were 68,962,958 shares of Registrant's Common Stock outstanding. One Right to purchase one-thousandth of a share of Series A Participating Cumulative Preferred Stock accompanies each outstanding share of Registrant's Common Stock.



================================================================================

                         PART I - FINANCIAL INFORMATION

 -----------------------------------------------------------------------------------------------------------------------------------

 ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
 STATEMENTS OF CONSOLIDATED INCOME

 -----------------------------------------------------------------------------------------------------------------------------------

                                                                                  Three months ended           Nine months ended
                                                                                        June 30                     June 30
                                                                                -----------------------     -----------------------
 (In millions except per share data)                                               2002         2001           2002          2001
 -----------------------------------------------------------------------------------------------------------------------------------
 REVENUES
     Sales and operating revenues                                               $ 2,047      $ 2,053        $ 5,457       $ 5,590
     Equity income                                                                   80          314            141           537
     Other income                                                                    12           20             50            51
                                                                                ----------   ----------     ----------    ----------
                                                                                  2,139        2,387          5,648         6,178
 COSTS AND EXPENSES
     Cost of sales and operating expenses                                         1,637        1,675          4,392         4,586
     Selling, general and administrative expenses                                   311          283            861           814
     Depreciation, depletion and amortization                                        54           60            161           178
                                                                                ----------   ----------     ----------    ----------
                                                                                  2,002        2,018          5,414         5,578
                                                                                ----------   ----------     ----------    ----------
 OPERATING INCOME                                                                   137          369            234           600
     Net interest and other financial costs                                         (33)         (42)          (103)         (132)
                                                                                ----------   ----------     ----------    ----------
 INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                                            104          327            131           468
     Income taxes                                                                   (39)        (130)           (49)         (187)
                                                                                ----------   ----------     ----------    ----------
 INCOME FROM CONTINUING OPERATIONS                                                   65          197             82           281
     Results from discontinued operations (net of income taxes)                       -            -              -            25
                                                                                ----------   ----------     ----------    ----------
 INCOME BEFORE CUMULATIVE EFFECT
     OF ACCOUNTING CHANGES                                                           65          197             82           306
     Cumulative effect of accounting changes (net of income taxes)                    -            -            (12)           (4)
                                                                                ----------   ----------     ----------    ----------
 NET INCOME                                                                     $    65      $   197        $    70       $   302
                                                                                ==========   ==========     ==========    ==========


 BASIC EARNINGS PER SHARE - Note A
     Income from continuing operations                                          $   .94      $  2.82        $  1.18       $  4.04
     Results from discontinued operations                                             -            -              -           .35
     Cumulative effect of accounting changes                                          -            -           (.16)         (.06)
                                                                                ----------   ----------     ----------    ----------
     Net income                                                                 $   .94      $  2.82        $  1.02       $  4.33
                                                                                ==========   ==========     ==========    ==========

 DILUTED EARNINGS PER SHARE - Note A
     Income from continuing operations                                          $   .93      $  2.79        $  1.16       $  3.99
     Results from discontinued operations                                             -            -              -           .35
     Cumulative effect of accounting changes                                          -            -           (.16)         (.06)
                                                                                ----------   ----------     ----------    ----------
     Net income                                                                 $   .93      $  2.79        $  1.00       $  4.28
                                                                                ==========   ==========     ==========    ==========


 DIVIDENDS PAID PER COMMON SHARE                                                $  .275      $  .275        $  .825       $  .825

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------------

                                                                                 June 30       September 30             June 30
(In millions)                                                                       2002               2001                2001
------------------------------------------------------------------------------------------------------------------------------------

                               ASSETS
                               ------
CURRENT ASSETS
    Cash and cash equivalents                                                   $    101          $     236            $     70
    Accounts receivable                                                            1,126              1,219               1,190
    Allowance for doubtful accounts                                                  (37)               (34)                (29)
    Inventories - Note A                                                             493                495                 507
    Deferred income taxes                                                            123                126                 124
    Other current assets                                                             129                171                 176
                                                                                ---------         ----------           ---------
                                                                                   1,935              2,213               2,038
INVESTMENTS AND OTHER ASSETS
    Investment in Marathon Ashland Petroleum LLC (MAP)                             2,406              2,387               2,377
    Goodwill                                                                         518                528                 547
    Other noncurrent assets                                                          392                377                 406
                                                                                ---------         ----------           ---------
                                                                                   3,316              3,292               3,330
PROPERTY, PLANT AND EQUIPMENT
    Cost                                                                           3,101              3,030               2,984
    Accumulated depreciation, depletion and amortization                          (1,669)            (1,590)             (1,559)
                                                                                ---------         ----------           ---------
                                                                                   1,432              1,440               1,425
                                                                                ---------         ----------           ---------
                                                                                $  6,683          $   6,945            $  6,793
                                                                                =========         ==========           =========
                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

CURRENT LIABILITIES
    Debt due within one year                                                    $    302          $      85            $    115
    Trade and other payables                                                       1,203              1,392               1,282
    Income taxes                                                                      54                 20                  18
                                                                                ---------         ----------           ---------
                                                                                   1,559              1,497               1,415
NONCURRENT LIABILITIES
    Long-term debt (less current portion)                                          1,600              1,786               1,881
    Employee benefit obligations                                                     400                412                 346
    Deferred income taxes                                                            272                440                 377
    Reserves of captive insurance companies                                          182                173                 184
    Other long-term liabilities and deferred credits                                 408                411                 404
    Commitments and contingencies - Note D
                                                                                ---------         ----------           ---------
                                                                                   2,862              3,222               3,192

COMMON STOCKHOLDERS' EQUITY                                                        2,262              2,226               2,186
                                                                                ---------         ----------           ---------
                                                                                $  6,683          $   6,945            $  6,793
                                                                                =========         ==========           =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                          Accumulated
                                                                                                                other
                                                          Common        Paid-in       Retained          comprehensive
(In millions)                                              stock        capital       earnings                   loss         Total
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT OCTOBER 1, 2000                                $   70        $   388       $  1,579          $        (72)        $1,965
   Total comprehensive income (1)                                                          302                   (23)           279
   Cash dividends                                                                          (57)                                 (57)
   Issued common stock under
     stock incentive plans                                                   17                                                  17
   Repurchase of common stock                                 (1)           (17)                                                (18)
                                                          --------      ---------     ---------         -------------        -------
BALANCE AT JUNE 30, 2001                                  $   69        $   388       $  1,824          $        (95)        $2,186
                                                          ========      =========     =========         =============        =======


BALANCE AT OCTOBER 1, 2001                                $   69        $   363       $  1,920          $       (126)        $2,226
   Total comprehensive income (1)                                                           70                    18             88
   Cash dividends                                                                          (57)                                 (57)
   Issued common stock under
     stock incentive plans                                                   16                                                  16
   Repurchase of common stock                                               (11)                                                (11)
                                                          --------      ---------     ---------         -------------        -------
BALANCE AT JUNE 30, 2002                                  $   69        $   368       $  1,933          $       (108)        $2,262
                                                          ========      =========     =========         =============        =======


------------------------------------------------------------------------------------------------------------------------------------
  (1)  Reconciliations of net income to total comprehensive income follow.

                                                                          Three months ended              Nine months ended
                                                                                June 30                        June 30
                                                                       ---------------------------    ---------------------------
          (In millions)                                                      2002           2001            2002           2001
          -----------------------------------------------------------------------------------------------------------------------
          Net income                                                   $       65      $      197     $       70      $     302
          Unrealized translation adjustments                                   26              (7)            17            (26)
            Related tax benefit (expense)                                      (2)              -              1              3
                                                                       -----------     -----------    -----------     -----------
          Total comprehensive income                                   $       89      $      190     $       88      $     279
                                                                       ===========     ===========    ===========     ===========

         ------------------------------------------------------------------------------------------------------------------------
         At June 30, 2002, the accumulated other comprehensive loss of $108 million (after tax) was comprised of net unrealized translation losses of $65 million and a minimum pension liability of $43 million.




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                              Nine months ended
                                                                                                                    June 30
                                                                                                        ----------------------------
(In millions)                                                                                                2002          2001
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS
    Income from continuing operations                                                                   $      82       $   281
    Expense (income) not affecting cash
      Depreciation, depletion and amortization                                                                161           178
      Deferred income taxes                                                                                  (102)          106
      Equity income from affiliates                                                                          (141)         (537)
      Distributions from equity affiliates                                                                    121           454
    Change in operating assets and liabilities (1)                                                           (100)          (50)
                                                                                                        -----------     -----------
                                                                                                               21           432

CASH FLOWS FROM FINANCING
    Proceeds from issuance of long-term debt                                                                    -            52
    Proceeds from issuance of common stock                                                                     11            11
    Repayment of long-term debt                                                                               (58)          (90)
    Repurchase of common stock                                                                                (11)          (18)
    Increase (decrease) in short-term debt                                                                     85          (190)
    Dividends paid                                                                                            (57)          (57)
                                                                                                         -----------    -----------
                                                                                                              (30)         (292)

CASH FLOWS FROM INVESTMENT
    Additions to property, plant and equipment                                                               (138)         (144)
    Purchase of operations - net of cash acquired                                                             (12)          (82)
    Proceeds from sale of operations                                                                            -             9
    Other - net                                                                                                 2            (6)
                                                                                                         -----------    -----------
                                                                                                             (148)         (223)
                                                                                                         -----------    -----------
CASH USED BY CONTINUING OPERATIONS                                                                           (157)          (83)
    Cash provided by discontinued operations - Note C                                                          22            86
                                                                                                         -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                             (135)            3

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                               236            67
                                                                                                         -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                                $    101       $    70
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

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL REPORTING

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and Securities and Exchange Commission regulations. Although such statements are subject to any year-end audit adjustments which may be necessary, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 2001. Results of operations for the periods ended June 30, 2002, are not necessarily indicative of results to be expected for the year ending September 30, 2002.

INVENTORIES

--------------------------------------------------------------------------------------------------------------------
                                                                  June 30         September 30             June 30
(In millions)                                                        2002                 2001                2001
--------------------------------------------------------------------------------------------------------------------
 Chemicals and plastics                                             $ 361               $  374              $  369
 Construction materials                                                82                   74                  81
 Petroleum products                                                    55                   54                  60
 Other products                                                        53                   57                  64
 Supplies                                                               6                    6                   6
 Excess of replacement costs over LIFO carrying values                (64)                 (70)                (73)
                                                                    ------              -------              ------
                                                                    $ 493               $  495               $ 507
                                                                    ======              =======              ======

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (EPS) from continuing operations.

---------------------------------------------------------------------------------------------------------------------
                                                               Three months ended              Nine months ended
                                                                    June 30                         June 30
                                                              -----------------------       -------------------------
(In millions except per share data)                               2002         2001              2002          2001
---------------------------------------------------------------------------------------------------------------------
 NUMERATOR
 Numerator for basic and diluted EPS - Income
   from continuing operations                                 $     65     $    197         $      82     $     281
                                                              ==========   ==========       ===========   ===========

 DENOMINATOR
 Denominator for basic EPS - Weighted average
  common shares outstanding                                         69           70                69            70
 Common shares issuable upon exercise of stock options               1            1                 1             -
                                                              ----------   ----------       -----------   -----------
 Denominator for diluted EPS - Adjusted weighted
   average shares and assumed conversions                           70           71                70            70
                                                              ==========   ==========       ===========   ===========


 BASIC EPS FROM CONTINUING OPERATIONS                         $    .94     $   2.82         $    1.18     $    4.04
 DILUTED EPS FROM CONTINUING OPERATIONS                       $    .93     $   2.79         $    1.16     $    3.99



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

All of Ashland's recorded intangible assets are subject to amortization. These recorded intangible assets (included in other noncurrent assets) and the related amortization expense are not material to Ashland's consolidated financial position or results of operations, respectively.

Under FAS 142, a company is required to perform an initial impairment test of goodwill as of the date it adopts the Statement. The first step of that test compares the fair value of a reporting unit with its carrying amount to identify potential impairment. If the carrying value of a reporting unit exceeds its fair value, the second step of the test is then performed to measure the amount of any impairment. In the March 2002 quarter, Ashland completed the first step of its initial impairment test of goodwill as of October 1, 2001. As a result of that process, no potential impairments were identified, except with respect to goodwill of $14 million recognized by Ashland Distribution. The second step of the test related to the goodwill of Ashland Distribution was completed in the June 2002 quarter. The test indicated that the goodwill of Ashland Distribution was fully impaired and an impairment loss of $14 million ($12 million net of income taxes) was recorded as a cumulative effect of accounting change as of the beginning of fiscal 2002.

Following is a progression of goodwill by segment for the nine months ended June 30, 2002.


--------------------------------------------------------------------------------------------------------------------
                                                                             Ashland
                                                               Ashland       Specialty
(In millions)                                   APAC       Distribution      Chemical       Valvoline      Total
--------------------------------------------------------------------------------------------------------------------
  Balance at October 1, 2001                   $ 419      $         14       $     92       $       3      $   528
  Goodwill acquired                                -                 -              1               2            3
  Impairment losses                                -               (14)             -               -          (14)
  Currency translation adjustments                 -                 -              1               -            1
                                              ---------  ---------------    ------------   ------------   ----------
  Balance at June 30, 2002                     $ 419      $          -       $     94       $       5      $   518
                                              =========  ===============    ============   ============   ==========


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


-----------------------------------------------------------------------------------------------------------------------
                                                                Three months ended              Nine months ended
                                                                      June 30                        June 30
                                                             --------------------------     ---------------------------
(In millions except per share data)                             2002           2001            2002            2001
-----------------------------------------------------------------------------------------------------------------------
Reported income before cumulative effect
 of accounting changes                                      $     65       $    197        $     82        $    306
Add back:  Goodwill amortization                                   -              9               -              26
                                                            -----------    -----------     ------------    ------------
Adjusted income before cumulative effect
 of accounting changes                                      $     65       $    206        $     82        $    332
                                                            ===========    ===========     ============    ============

Basic EPS before cumulative effect
 of accounting changes - as reported                        $    .94       $   2.82        $   1.18        $   4.39
Add back:  Goodwill amortization                                   -            .13               -             .38
                                                            -----------    -----------     ------------    ------------
Basic EPS before cumulative effect
 of accounting changes - adjusted                           $    .94       $   2.95        $   1.18        $   4.77
                                                            ===========    ===========     ============    ============

Diluted EPS before cumulative effect
 of accounting changes - as reported                        $    .93       $   2.79        $   1.16        $   4.34
Add back:  Goodwill amortization                                   -            .13               -             .38
                                                            -----------    -----------     ------------    ------------
Diluted EPS before cumulative effect
 of accounting changes - adjusted                           $    .93       $   2.92        $   1.16        $   4.72
                                                            ===========    ===========     ============    ============


NOTE B - UNCONSOLIDATED AFFILIATES

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

------------------------------------------------------------------------------------------------------------------
                                                             Three months ended             Nine months ended
                                                                   June 30                       June 30
                                                          ----------------------------   -------------------------
(In millions)                                                 2002          2001             2002           2001
------------------------------------------------------------------------------------------------------------------
Sales and operating revenues                              $  6,775       $ 7,542         $ 17,823      $  21,653
Income from operations                                         217           846              398          1,457
Income before cumulative effect of accounting change           214           843              391          1,456
Net income                                                     214           843              391          1,436
Ashland's equity income                                         78           313              137            533


--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE C - DISCONTINUED OPERATIONS

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

NOTE D - LITIGATION, CLAIMS AND CONTINGENCIES

ENVIRONMENTAL PROCEEDINGS

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At June 30, 2002, such locations included nearly 100 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, approximately 130 current and former operating facilities (including certain operating facilities conveyed to MAP) and about 1,200 service station properties. Ashland's reserves for environmental remediation amounted to $164 million at June 30, 2002. Such amount reflects Ashland's estimate of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.

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

ASBESTOS-RELATED LITIGATION

Ashland is subject to liabilities related to a significant number of claims alleging personal injury resulting from exposure to asbestos, primarily as a result of indemnification obligations relating to the 1990 sale of Riley Stoker Corporation, a former subsidiary. This former subsidiary had manufactured boilers using components that contained asbestos.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE D - LITIGATION, CLAIMS AND CONTINGENCIES (continued)


ASBESTOS-RELATED LITIGATION (continued)

A summary of claims activity during the nine months ended June 30, 2002, and each of the fiscal years ended September 30, 2001, 2000, and 1999 is as follows:


                              Nine months
                                 ended               Years ended September 30
                             -------------        ------------------------------------
(In thousands)               June 30,2002           2001          2000         1999
                             -------------       ---------     ---------    ---------

Open claims - beginning
  of period                           167             118           93           78
New claims                             34              52           37           24
Claims settled or dismissed           (47)             (3)         (12)          (9)
                             -------------        --------     ---------    ---------
Open claims - end of period           154             167          118           93
                             =============        ========     =========    =========


Prior to insurance recoveries, the amounts spent on litigation defense and claim settlement totaled $34 million during the nine months ended June 30, 2002, and $15 million, $11 million, and $11 million during the fiscal years ended September 30, 2001, 2000, and 1999, respectively. Ashland expects to be reimbursed by insurance carriers for most of the litigation defense and claim settlement costs that have been or will be incurred for open claims. During the nine months ended June 30, 2002, Ashland recognized expense of $5 million related to asbestos claims. Ashland has coverage-in-place agreements with respect to the asbestos-related claims involving the former subsidiary with most of the insurance carriers that Ashland has identified as providing coverage, and pursuant to these agreements Ashland has received substantial payments to date. At June 30, 2002, Ashland has reserves of $28 million for asbestos liabilities that it does not expect to recover from its insurance carriers on open claims.

GENERAL

In addition to the matters described above, there are pending or threatened against Ashland and its current and former subsidiaries various claims, lawsuits and administrative proceedings. Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages some of which are for substantial amounts. While these actions are being contested, their outcome is not predictable with assurance.

The uncertainties of asbestos claim litigation make it difficult to accurately predict the results of the ultimate resolution of asbestos claims. However, considering the foregoing and amounts already provided for, and given our historical litigation experience on resolved asbestos claims, the substantial amount of insurance coverage that Ashland has available from its insurance carriers and expected contributions from other responsible parties, Ashland does not believe that any liability resulting from environmental remediation, open asbestos-related claims or other legal proceedings will have a material adverse effect on its consolidated financial position, cash flows or liquidity.




------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

------------------------------------------------------------------------------------------------------------------------------------

                                                                        Three months ended                   Nine months ended
                                                                              June 30                             June 30
                                                                    -----------------------------       ----------------------------
(In millions)                                                             2002             2001               2002             2001
------------------------------------------------------------------------------------------------------------------------------------
REVENUES
   Sales and operating revenues
     APAC                                                           $      756       $      745         $    1,861       $    1,750
     Ashland Distribution                                                  670              737              1,875            2,194
     Ashland Specialty Chemical                                            340              318                952              933
     Valvoline                                                             305              276                833              784
     Intersegment sales
       Ashland Distribution                                                 (6)              (7)               (15)             (21)
       Ashland Specialty Chemical                                          (18)             (16)               (48)             (49)
       Valvoline                                                             -                -                 (1)              (1)
                                                                    ------------     ------------       ------------     -----------
                                                                         2,047            2,053              5,457            5,590
   Equity income
     Ashland Specialty Chemical                                              1                1                  3                3
     Valvoline                                                               1                -                  1                1
     Refining and Marketing                                                 78              313                137              533
                                                                    ------------     ------------       ------------     -----------
                                                                            80              314                141              537
   Other income
     APAC                                                                    2                7                  8               12
     Ashland Distribution                                                    2                1                 14                5
     Ashland Specialty Chemical                                              5                5                 17               20
     Valvoline                                                               2                1                  4                4
     Refining and Marketing                                                  -                5                  2                5
     Corporate                                                               1                1                  5                5
                                                                    ------------     ------------       ------------     -----------
                                                                            12               20                 50               51
                                                                    ------------     ------------       ------------     -----------
                                                                    $    2,139       $    2,387         $    5,648       $    6,178
                                                                    ============     ============       ============     ===========

OPERATING INCOME
   APAC                                                             $       42       $       37         $       64       $       12
   Ashland Distribution                                                      3               13                  8               37
   Ashland Specialty Chemical                                               25               19                 59               55
   Valvoline                                                                25               22                 53               51
   Refining and Marketing (1)                                               66              302                111              506
   Corporate                                                               (24)             (24)               (61)             (61)
                                                                    ------------     ------------       ------------     -----------
                                                                    $      137       $      369         $      234       $      600
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


------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

------------------------------------------------------------------------------------------------------------------------------------

                                                                            Three months ended               Nine months ended
                                                                                 June 30                          June 30
                                                                        ----------------------------    ----------------------------
                                                                            2002            2001             2002            2001
------------------------------------------------------------------------------------------------------------------------------------
OPERATING INFORMATION
   APAC
     Construction backlog at June 30 (millions) (1)                                                     $   1,797        $  1,746
     Hot-mix asphalt production (million tons)                               11.4            11.1            25.3            23.7
     Aggregate production (million tons)                                      8.5             8.1            22.2            19.5
     Ready-mix concrete production (thousand cubic yards)                     565             607           1,537           1,590
   Ashland Distribution (2)
     Sales per shipping day (millions)                                  $    10.5       $    11.0       $    10.0        $   11.4
     Gross profit as a percent of sales                                      15.8%           15.5%           16.0%           15.9%
   Ashland Specialty Chemical (2)
     Sales per shipping day (millions)                                  $     5.3       $     5.1       $     5.1        $    5.0
     Gross profit as a percent of sales                                      37.1%           34.0%           36.0%           34.0%
   Valvoline lubricant sales (million gallons)                               52.5            44.6           142.0           128.8
   Refining and Marketing (3)
     Crude oil refined (thousand barrels per day)                             973             958             930             895
     Refined products sold (thousand barrels per day) (4)                   1,351           1,303           1,299           1,288
     Refining and wholesale marketing margin (per barrel) (5)           $    2.18       $    7.72       $    1.89        $   5.05
     Speedway SuperAmerica (SSA) (6)
       Retail outlets at June 30                                                                            2,081           2,177
       Gasoline and distillate sales (million gallons)                        911             893           2,679           2,671
       Gross margin - gasoline and distillates (per gallon)             $   .1116       $   .1280       $   .1032        $  .1179
       Merchandise sales (millions)                                     $     612       $     574       $   1,736        $  1,580
       Merchandise margin (as a percent of sales)                            25.5%           23.7%           24.5%           23.6%
------------------------------------------------------------------------------------------------------------------------------------

(1)      Includes   APAC's   proportionate   share   of  the   backlog   of
         unconsolidated joint ventures.
(2)      Sales are defined as sales and operating revenues. Gross profit is defined as sales and  operating  revenues,  less cost of sales and operating expenses, less depreciation and amortization relative to manufacturing assets.
(3)      Amounts  represent  100  percent  of  MAP's  operations,  in which
         Ashland owns a 38 percent interest.
(4)      Total average  daily volume of all refined  product sales to MAP's wholesale, branded and retail (SSA) customers.
(5)      Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation.
(6)      Periods prior to September 1, 2001,  have been restated to exclude amounts related to the travel centers  contributed to Pilot Travel
         Centers LLC.

                                    12

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

CURRENT QUARTER - For the quarter ended June 30, 2002, Ashland recorded net income of $65 million, compared to $197 million for the quarter ended June 30, 2001. The most significant factor affecting the comparison was a sharp decline in operating income from refining and marketing compared to the record level of 2001. However, operating income from Ashland's wholly owned businesses was up slightly despite challenging conditions in many of our markets. APAC, Ashland Specialty Chemical and Valvoline all showed improvements, while Ashland Distribution continued to grapple with a difficult business climate.

YEAR-TO-DATE - For the nine months ended June 30, 2002, Ashland recorded net income of $70 million, compared to $302 million for the nine months ended June 30, 2001. Both periods included the cumulative effect of accounting changes and the 2001 period included results from discontinued operations as described in Notes A and C to the Condensed Consolidated Financial Statements. Income from continuing operations amounted to $82 million in the 2002 period, compared to $281 million in the 2001 period. Operating income declined $366 million from the record level recorded in the 2001 period, reflecting the same factors described in the current quarter comparison.

As described in Note A to the Condensed Consolidated Financial Statements, Ashland adopted FAS 142 effective October 1, 2001, which caused amortization of goodwill to cease. Goodwill amortization reduced operating income by $32 million and net income by $26 million for the nine months ended June 30, 2001. The reductions in operating income by segment were $19 million for APAC, $1 million for Ashland Distribution, $4 million for Ashland Specialty Chemical, $1 million for Valvoline and $7 million for Refining and Marketing.

APAC

CURRENT QUARTER - APAC's construction operations reported operating income of $42 million for the June 2002 quarter, compared to $37 million for the June 2001 quarter, which included a charge of $3 million to correct improper recognition of construction contract earnings at APAC's division in Manassas, Virginia. The improvement reflects higher earnings on construction jobs and increased profitability in APAC's asphalt plants. Net construction job revenue (total revenue less subcontract costs) increased 3% from the prior year period, while job margins averaged 6.6% in the June 2002 quarter compared to 5.2% in the 2001 period. Production of hot-mix asphalt increased 3%, while lower costs for production labor, fuel and power more than offset a slight increase in liquid asphalt costs. Nonamortization of goodwill increased APAC's operating income by $6 million, compared to the June 2001 quarter, but the benefit was more than offset by $7 million in expenses related to APAC's business process redesign initiative (Project PASS). APAC's construction backlog increased slightly to a June 30 record of $1.8 billion.

YEAR-TO-DATE - For the nine months ended June 30, 2002, APAC reported operating income of $64 million, compared to $12 million for the same period of 2001, which included $18 million in charges for the Manassas division described above. The improved results reflect more favorable weather conditions in the winter and spring periods compared to last year's extremely cold, wet weather. Total profitability in APAC's asphalt plants and construction jobs increased from last year's levels, reflecting higher production volumes and lower costs for liquid asphalt, fuel and power. Net construction job revenue increased 4%, hot-mix asphalt production was up 7% and aggregate production increased 14%. Nonamortization of goodwill increased operating income by $19 million compared to the prior year period, while costs of Project PASS were $11 million in the current year period.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

ASHLAND DISTRIBUTION

CURRENT QUARTER - Ashland Distribution reported operating income of $3 million for the quarter ended June 30, 2002, compared to $13 million for the quarter ended June 30, 2001. Sales revenues declined 9% reflecting continued economic weakness and issues related to the ongoing implementation of a new enterprise resource planning system. Of all of Ashland's businesses, Ashland Distribution is the most sensitive to industrial output, which remains soft in comparison to prior years. However, on the positive side, monthly average sales per shipping day increased steadily during the quarter, reflecting a division-wide profitability enhancement program and vigorous efforts to improve service.

YEAR-TO-DATE - For the nine months ended June 30, 2002, Ashland Distribution reported operating income of $8 million, compared to $37 million for the same period of 2001. Sales revenues declined 15% reflecting the same factors described in the current quarter comparison. The 2002 period results include income of $7 million from the settlement of a sorbate class action antitrust suit.

ASHLAND SPECIALTY CHEMICAL

CURRENT QUARTER - For the quarter ended June 30, 2002, Ashland Specialty Chemical reported operating income of $25 million, compared to $19 million for the June 2001 quarter. The 32% increase reflects improved results from six of Ashland's seven specialty chemical businesses. The largest improvement came in composite polymers, which continues to benefit from last year's Neste acquisition. Foundry products, specialty polymers & adhesives, and electronic chemicals also showed significant improvements. Electronic chemicals continues to improve as the semiconductor industry recovers from the worldwide downturn which began to adversely affect results in last year's June quarter.

YEAR-TO-DATE - For the nine months ended June 30, 2002, Ashland Specialty Chemical reported operating income of $59 million, compared to $55 million for the first nine months of 2001. Again, six of the seven businesses are ahead of last year's results, with electronic chemicals being the exception. Composite polymers showed the largest improvement, followed by petrochemicals, specialty polymers & adhesives, and foundry products.

VALVOLINE

CURRENT QUARTER - For the quarter ended June 30, 2002, Valvoline reported operating income of $25 million, compared to $22 million for the June 2001 quarter. The 14% increase reflected healthy fundamentals in the core lubricants business, where volumes were good and sales of premium products, including MaxLife, were robust. Valvoline Instant Oil Change had a strong quarter, and results from international operations improved. R-12 sales were minimal during the quarter, reflecting reduced demand for this automotive refrigerant. Earnings from the sale of antifreeze suffered due to lower margins.

YEAR-TO-DATE - For the nine months ended June 30, 2002, Valvoline reported operating income of $53 million, compared to $51 million for the same period of 2001. The same factors described in the current quarter comparison are responsible for the improvement in the year-to-date results. Gross profit from sales of R-12 is down $12 million from last year. As a result, Valvoline now expects R-12 gross profit to be in the range of $1 million for fiscal 2002, compared to roughly $14 million in each of the last three years.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

REFINING AND MARKETING

CURRENT QUARTER - Refining and Marketing, which consists primarily of equity income from Ashland's 38% ownership interest in Marathon Ashland Petroleum (MAP), reported operating income of $66 million for the quarter ended June 30, 2002, compared to $302 million for the June 2001 quarter. The $236 million decline reflects reduced refining margins compared to the exceptionally high level in the June 2001 quarter, which produced Ashland's best-ever quarter from Refining and Marketing. In this year's quarter, margins were squeezed by soft industry demand, particularly for diesel fuel, and high crude oil prices, especially for the type of heavier, sour crude oils that make up approximately 60% of MAP's crude oil slate. As a result, MAP's refining and wholesale marketing margin decreased $5.54 per barrel, which was the primary factor in the $243 million decline in Ashland's equity income from MAP's refining and wholesale marketing operations.

YEAR-TO-DATE - Operating income from Refining and Marketing amounted to $111 million for the nine months ended June 30, 2002, compared to the record-level $506 million for the nine months ended June 30, 2001. Ashland's equity income from MAP's refining and wholesale marketing operations declined $408 million, reflecting a $3.16 per barrel reduction in MAP's refining and wholesale marketing margin. Ashland's equity income from MAP's retail operations, including Speedway SuperAmerica and MAP's 50% interest in the Pilot Travel Center joint venture, increased $5 million reflecting increased merchandise volumes and margins.

CORPORATE

Corporate expenses were essentially unchanged from last year for both the quarter and year-to-date periods.

NET INTEREST AND OTHER FINANCIAL COSTS

For the quarter ended June 30, 2002, net interest and other financial costs totaled $33 million, compared to $42 million for the June 2001 quarter. For the year-to-date, net interest and other financial costs amounted to $103 million in the 2002 period, compared to $132 million in the 2001 period. The decline reflects lower average debt levels and, to a lesser extent, reduced interest rates on floating rate obligations.

DISCONTINUED OPERATIONS

As described in Note C to the Condensed Consolidated Financial Statements, results for the March 2001 quarter included an after-tax gain of $33 million on the sale of Ashland's remaining shares in Arch Coal and an $8 million after-tax charge for estimated costs associated with other operations previously discontinued.

CUMULATIVE EFFECT OF ACCOUNTING CHANGES

In the March 2001 quarter, Ashland recognized an after-tax loss of $4 million from MAP's adoption of FAS 133. In the December 2001 quarter, Ashland recognized an after-tax loss of $12 million from its adoption of FAS 142. See Note A to the Condensed Consolidated Financial Statements for descriptions of these two accounting changes.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

FINANCIAL POSITION

LIQUIDITY

Ashland's financial position has enabled it to obtain capital for its financing needs and to maintain investment grade ratings on its senior debt of Baa2 from Moody's and BBB from Standard & Poor's. Ashland has two revolving credit agreements providing for up to $425 million in borrowings, neither of which has been used. Under a shelf registration, at June 30, 2002, Ashland could also issue an additional $600 million in debt and equity securities should future opportunities or needs arise. On August 1, 2002, Ashland issued $55 million in medium-term notes under this shelf registration, thereby reducing the remaining capacity to $545 million. Furthermore, Ashland has access to various uncommitted lines of credit and commercial paper markets. While the revolving credit agreements contain a covenant limiting new borrowings based on its stockholders' equity, Ashland could have increased its borrowings (including any borrowings under these agreements) by up to $1.5 billion at June 30, 2002. Additional permissible borrowings are increased (decreased) by 150% of any increase (decrease) in Ashland's stockholders' equity.

Cash flows from operations, a major source of Ashland's liquidity, amounted to $21 million for the nine months ended June 30, 2002, compared to $432 million for the nine months ended June 30, 2001. The decrease principally reflects decreased cash distributions from MAP ($119 million in 2002, compared to $451 million in 2001). In addition, the 2002 period included the negative effects of a $100 million increase in operating assets and liabilities versus a $50 million increase in the 2001 period. Ashland's capital requirements for net property additions and dividends exceeded cash flows from operations by $177 million for the nine months ended June 30, 2002, and were funded with cash equivalents and short-term borrowings.

Earnings before interest, taxes, depreciation and amortization (EBITDA) is a widely accepted financial indicator of a company's ability to incur and service debt. Ashland's EBITDA, which represents operating income plus depreciation, depletion and amortization (each excluding unusual items), amounted to $395 million for the nine months ended June 30, 2002, compared to $778 million for the nine months ended June 30, 2001. EBITDA should not be considered in isolation or as an alternative to net income, operating income, cash flows from operations, or a measure of a company's profitability, liquidity or performance under generally accepted accounting principles.

At June 30, 2002, working capital (excluding debt due within one year) amounted to $678 million, compared to $801 million at September 30, 2001, and $738 million at June 30, 2001. Ashland's working capital is affected by its use of the LIFO method of inventory valuation. That method valued inventories below their replacement costs by $64 million at June 30, 2002, $70 million at September 30, 2001, and $73 million at June 30, 2001. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 76% of current liabilities at June 30, 2002, compared to 95% at September 30, 2001, and 87% at June 30, 2001.

CAPITAL RESOURCES

For the nine months ended June 30, 2002, property additions amounted to $138 million, compared to $144 million for the same period last year. Property additions and cash dividends for the remainder of fiscal 2002 are estimated at $97 million and $19 million. At June 30, 2002, Ashland had remaining authority to purchase 3.6 million shares of its common stock in the open market. The number of shares ultimately purchased and the prices Ashland will pay for its stock are subject to periodic review by management. Ashland anticipates meeting the majority of its remaining 2002 capital requirements for property additions,

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

CAPITAL RESOURCES (continued)

dividends and scheduled debt repayments of $27 million from internally generated funds. However, external financing may be necessary to supplement these needs or provide funds for acquisitions or purchases of common stock.

At June 30, 2002, Ashland's debt level amounted to $1.9 billion, compared to $1.9 billion at September 30, 2001, and $2 billion at June 30, 2001. Debt as a percent of capital employed amounted to 46% at June 30, 2002, compared to 46% at September 30, 2001, and 48% at June 30, 2001. At June 30, 2002, Ashland's long-term debt included $141 million of floating-rate obligations, and the interest rates on an additional $153 million of fixed-rate, medium-term notes were effectively converted to floating rates through interest rate swap agreements. In addition, Ashland's costs under its sale of receivables program and various operating leases are based on the floating-rate interest costs on $263 million of third-party debt underlying those transactions. As a result, Ashland was exposed to fluctuations in short-term interest rates on $557 million of debt obligations at June 30, 2002.

ENVIRONMENTAL AND ASBESTOS-RELATED MATTERS

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

Ashland is subject to liabilities related to a significant number of claims alleging personal injury resulting from exposure to asbestos, primarily as a result of indemnification obligations relating to the 1990 sale of Riley Stoker Corporation, a former subsidiary. This former subsidiary had manufactured boilers using components that contained asbestos. See Note D to the Condensed Consolidated Financial Statements for information about asbestos reserves, the number of claims, and litigation defense and claim settlement costs.

The uncertainties of asbestos claim litigation make it difficult to accurately predict the results of the ultimate resolution of asbestos claims. However, considering the foregoing and amounts already provided for, and given our historical litigation experience on resolved asbestos claims, the substantial amount of insurance coverage that Ashland has available from its insurance carriers and expected contributions from other responsible parties, Ashland does not believe that any liability resulting from environmental

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

ENVIRONMENTAL AND ASBESTOS-RELATED MATTERS (continued)

remediation, open asbestos-related claims or other legal proceedings will have a material adverse effect on its consolidated financial position, cash flows or liquidity.

OUTLOOK

Looking ahead to the remainder of fiscal 2002, MAP is a solid performer in excellent competitive position. Its results should improve as market conditions strengthen, although results for the September 2002 quarter are expected to be well below the record level achieved in fiscal 2001. However, world crude oil markets remain extremely volatile, and refining margins are subject to significant, unpredictable swings. While most of its operations are performing well, Valvoline's operating income in fiscal 2002 should be slightly less than 2001 due to weak R-12 refrigerant sales. Although operating income from APAC will likely be below the $120 million to $140 million range projected earlier, results for the year are expected to roughly double the severely depressed level of 2001, when APAC's operating income amounted to $55 million. Improvements in Ashland's chemical businesses, particularly in the distribution business, are tied to economic recovery. Although 2002 earnings from Ashland Specialty Chemical should be up substantially compared to last year, the decline in operating income from Ashland Distribution will likely more than offset this gain.

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

                        PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

     ITEM 1.  LEGAL PROCEEDINGS

     ENVIRONMENTAL PROCEEDINGS - As of June 30, 2002, Ashland has been identified as a "potentially responsible party" ("PRP") under Superfund or similar state laws for potential joint and several liability for clean-up costs in connection with alleged releases of hazardous substances associated with 97 waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the EPA or a state agency, in which Ashland is typically participating as a member of a PRP group. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight, and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance. Based on its experience with site remediation, its analysis of the specific hazardous substances at issue, the existence of other financially viable PRPs and its current estimates of investigatory, clean-up and monitoring costs at each site, Ashland does not believe that any liability at these sites, either individually or in the aggregate, will have a material adverse effect on its consolidated financial position, cash flows or liquidity. For additional information regarding environmental matters and reserves, see "Management's Discussion and Analysis - Environmental Matters" and Note D of Notes to Condensed Consolidated Financial Statements.

     ASBESTOS-RELATED LITIGATION - Ashland is subject to liabilities related to a significant number of claims alleging personal injury resulting from exposure to asbestos, primarily as a result of indemnification obligations relating to the 1990 sale of Riley Stoker Corporation, a former subsidiary. This former subsidiary had manufactured boilers using components that contained asbestos.

     A summary of claims activity during the nine months ended June 30, 2002, and each of the fiscal years ended September 30, 2001, 2000, and 1999 is as follows:

                              Nine months
                                 ended           Years ended September 30
                              -------------  --------------------------------
(In thousands)                June 30, 2002    2001        2000        1999
                              -------------  --------    --------    --------
 Open claims -
     beginning of period          167          118          93          78
 New claims                        34           52          37          24
 Claims settled or dismissed      (47)          (3)        (12)         (9)
                              -------------  --------    --------    --------
 Open claims - end of period      154          167         118          93
                              =============  ========    ========    ========

     Prior to insurance recoveries, the amounts spent on litigation defense and claim settlement totaled $34 million during the nine months ended June 30, 2002, and $15 million, $11 million, and $11 million during the fiscal years ended September 30, 2001, 2000, and 1999, respectively. Ashland expects to be reimbursed by insurance carriers for most of the litigation defense and claim settlement costs that have been or will be incurred for open claims. During the nine months ended June 30, 2002, Ashland recognized expense of $5 million related to asbestos claims. Ashland has coverage-in-place agreements with respect to the asbestos-related claims involving the former subsidiary with most of the insurance carriers that Ashland has identified as providing coverage, and pursuant to these agreements Ashland has received substantial payments to date.

     At June 30, 2002, Ashland has reserves of $28 million for asbestos liabilities that it does not expect to recover from its insurance carriers on open claims. The uncertainties of asbestos claim litigation make it difficult to accurately predict the results of the ultimate resolution of asbestos claims. However, considering the foregoing and given our historical litigation experience on resolved asbestos claims and the substantial amount of insurance coverage that Ashland has available from its insurance carriers,

Ashland does not believe that its pending and reasonably anticipated liabilities in connection with open asbestos-related claims will have a material adverse effect on its consolidated financial position, cash flows or liquidity.

     OTHER PROCEEDINGS - In addition to the matters described above, there are pending or threatened against Ashland and its current and former subsidiaries various claims, lawsuits and administrative proceedings. Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages some of which are for substantial amounts. While these actions are being contested, their outcome is not predictable with assurance. Ashland does not believe that any liability resulting from these actions after taking into consideration expected recoveries from insurers, contributions by other responsible parties and amounts already provided for, will have a material adverse effect on its consolidated financial position, cash flows or liquidity.

ITEM 5.  OTHER  INFORMATION

     On August 2, 2002, Ashland announced that Paul W. Chellgren, Chairman and Chief Executive Officer, has elected to retire effective November 15, 2002. Mr. Chellgren and Ashland's Board of Directors mutually agreed that he would retire because of a violation of a company human resources policy. The policy was not related in any way to the financial affairs or operations of Ashland. The Board felt it was in the best interest of Ashland for Mr. Chellgren to retire in November to allow for a smooth and orderly transition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3(i)     Third Restated Articles of Incorporation of Ashland Inc.

         12 Ashland Inc. Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends


         99.1 Certificate of Paul W. Chellgren, Chief Executive Officer of Ashland Inc.

         99.2 Certificate of J. Marvin Quin, Chief Financial Officer of Ashland Inc.

(b)      Reports on Form 8-K
         -------------------

        A report on Form 8-K was filed on August 2, 2002 to report that Paul W. Chellgren, Chief Executive Officer and Chairman of the Board of Ashland, has elected to retire effective November 15, 2002.

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


                                                          Ashland Inc.
                                                ------------------------------
                                                         (Registrant)




         Date:  August 7, 2002                  /s/ J. Marvin Quin
                                                ------------------------------
                                                J. Marvin Quin
                                                Senior Vice President and
                                                Chief Financial Officer
                                               (on behalf of the Registrant and
                                                as principal financial officer)

                               EXHIBIT INDEX



 Exhibit
   No.                                 Description
 ------        -----------------------------------------------------------------

   3(i)        Third Restated Articles of Incorporation of Ashland Inc.

  12 Ashland Inc. Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

  99.1         Certificate of Paul W. Chellgren, Chief Executive Officer of
               Ashland Inc.

  99.2         Certificate of J. Marvin Quin, Chief Financial Officer of
               Ashland Inc.