Form 10-K
period 2002-09-30
ASHLAND INC
filed 2002-12-03
CIK 7694

===========================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the

                         Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At October 31, 2002, based on the New York Stock Exchange closing price, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $1,780,870,376. In determining this amount, the Registrant has assumed that its directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose.

     At October 31, 2002, there were 68,242,197 shares of Registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 2002 are incorporated by reference into Parts I, II and IV.

     Portions of Registrant's definitive Proxy Statement for its January 30, 2003 Annual Meeting of Shareholders are incorporated by reference into
Part III.


                                TABLE OF CONTENTS
     PART I                                                                                      Page
                  Item 1.    Business........................................................      1
                             APAC   .........................................................      1
                             Ashland Distribution............................................      2
                             Ashland Specialty Chemical......................................      2
                             Valvoline.......................................................      3
                             Refining and Marketing..........................................      4
                             Miscellaneous...................................................      7
                  Item 2.    Properties......................................................      10
                  Item 3.    Legal Proceedings...............................................      10
                  Item 4.    Submission of Matters to a
                             Vote of Security Holders........................................      12
                  Item X.    Executive Officers of Ashland...................................      12
     PART II
                  Item 5.    Market for Registrant's Common Stock and Related
                               Security Holder Matters.......................................      13
                  Item 6.    Selected Financial Data.........................................      13
                  Item 7.    Management's Discussion and Analysis of Financial
                             Condition and Results of Operations.............................      13
                  Item 7A.   Quantitative and Qualitative Disclosures About Market Risk......      13
                  Item 8.    Financial Statements and Supplementary Data.....................      13
                  Item 9.    Changes in and Disagreements with Accountants
                              on Accounting and Financial Disclosure.........................      13
     PART III
                  Item 10.   Directors and Executive Officers of the Registrant..............      13
                  Item 11.   Executive Compensation..........................................      14
                  Item 12.   Security Ownership of Certain Beneficial
                              Owners and Management and Related Shareholder Matters..........      14
                  Item 13.   Certain Relationships and Related Transactions..................      14
                  Item 14.   Controls and Procedures.........................................      14

     PART IV
                  Item 15.   Exhibits, Financial Statement Schedules and Reports
                              on Form 8-K....................................................      15



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

     Ashland's businesses are grouped into five industry segments: APAC, Ashland Distribution, Ashland Specialty Chemical, Valvoline and Refining and Marketing. Financial information about these segments for the three fiscal years ended September 30, 2002 is set forth on pages 60 and 61 of Ashland's Annual Report to Shareholders for the fiscal year ended September 30, 2002 ("Annual Report").

     APAC performs asphalt and concrete contract construction work, including highway paving and repair, excavation and grading, and bridge construction, and produces asphaltic and ready-mix concrete, crushed stone and other aggregate in the southern and midwestern United States.

     Ashland Distribution distributes industrial chemicals and solvents, plastics, composite materials and fine ingredients in North America and plastics in Europe. Ashland Distribution also provides environmental and energy management services. Ashland Specialty Chemical manufactures composites, adhesives, and casting binder chemicals for use in the transportation and construction industries. Ashland Specialty Chemical also manufactures water treatment chemicals for use in the general industrial and merchant marine markets. In addition, Ashland Specialty Chemical manufactures high purity chemicals and provides services to the microelectronics industry.

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

     At September 30, 2002, Ashland and its consolidated subsidiaries had approximately 24,300 employees (excluding contract employees).

                                      APAC

     The APAC group of companies is the nation's largest asphalt and concrete paving company and is a major supplier of construction materials. APAC performs construction work, such as paving, repairing and resurfacing highways, streets, airports, residential and commercial developments, sidewalks and driveways, and grading and base work. In addition, it performs a number of construction services such as excavation and related activities in the construction of bridges and structures, drainage facilities and underground utilities. APAC conducts its business through 25 market focused business units operating in 14 southern and midwestern states. Distinguished by their local identities, these business units provide construction services, technologies and materials throughout the regions in which they operate. These market focused business units are supported by management and administrative staff in Atlanta, Georgia.

     To deliver its services and products, APAC utilizes extensive aggregate-producing properties and construction equipment. It currently has 36 permanent operating quarry locations, 61 other aggregate production facilities, 67 ready-mix concrete plants, 242 hot-mix asphalt plants and a fleet of over 16,500 mobile equipment units, including heavy construction equipment and transportation-related equipment. In certain market areas, APAC is vertically integrated with asphalt, aggregate and ready-mix operations, all complementing one another.

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

     Approximately 79% of APAC's sales and operating revenues are construction revenues, with the remaining 21% coming from sales of construction materials. Approximately 83% of APAC's construction revenues are derived directly from highway and other public sector sources, with the remaining 17% coming from industrial and commercial customers and private developers.

     Climate and weather significantly affect revenues and margins in the construction business. Due to its location, APAC tends to enjoy a relatively long construction season. Most of APAC's operating income is generated during the construction period of May to October.

     Total backlog at September 30, 2002 was $1,691 million (including APAC's $130 million proportionate share of work related to an unconsolidated equity joint venture), compared to $1,629 million at September 30, 2001. APAC includes a construction project in its backlog when a contract is awarded or a firm letter of commitment is obtained and funding is in place. The backlog at September 30, 2002 is considered firm, and a major portion is expected to be completed during fiscal 2003.

                              ASHLAND DISTRIBUTION

     Ashland Distribution Company ("Ashland Distribution") distributes chemicals, plastics, reinforcements and resins, and fine ingredients in North America and plastics in Europe. Suppliers include many of the nation's leading chemical manufacturers and a growing number of offshore producers. Ashland Distribution specializes in providing mixed truckloads and less-than-truckload quantities to customers in a wide range of industries. Deliveries are facilitated through a network of owned or leased facilities including approximately 70 locations in North America and 25 locations in 18 foreign countries. Ashland Distribution operates in the following major market segments:

     CHEMICALS - Ashland Distribution distributes specialty and industrial chemicals, additives and solvents to industrial users through distribution centers in the United States, Canada, Mexico and Puerto Rico, as well as some export operations. Markets served include the paint and coatings, inks, adhesives, polymer, rubber, industrial and institutional compounding, automotive, appliance and paper industries.

     PLASTICS - Ashland Distribution sells a broad range of branded thermoplastic resins to injection molders, extruders, blow molders, and rotational molders in the plastics industry through distribution locations in the United States, Canada, Mexico and Puerto Rico. It also provides plastic material transfer and packaging services and less-than-truckload quantities of packaged thermoplastics. Additionally, Ashland Distribution markets a broad range of thermoplastics to processors in Europe via distribution centers located in Belgium, England, Finland, France, Germany, Ireland, Italy, the Netherlands, Norway, Poland, Portugal, Spain and Sweden.

     COMPOSITES - Ashland Distribution supplies mixed truckload and less-than-truckload quantities of polyester thermosetting resins, fiberglass and other specialty reinforcements, catalysts and allied products to customers in the reinforced plastics and cultured marble industries through distribution facilities located throughout North America.

     INGREDIENTS - Ashland  Distribution markets food-grade and nutritional
additives  and   ingredients  to  customers  in  North  America.   It  also
distributes cosmetic and pharmaceutical specialty chemicals.

     SERVICES - Ashland Distribution also provides energy and environmental management services. Energy services include customized management of energy purchasing, supply and transportation. Environmental services, working in cooperation with chemical waste service companies, provide customers with chemical waste collection, disposal and recycling services.

                         ASHLAND SPECIALTY CHEMICAL

     Ashland Specialty Chemical Company ("Ashland Specialty Chemical") manufactures composites, adhesives, and casting binder chemicals for use in the transportation and construction industries. Ashland Specialty Chemical also manufactures water treatment chemicals for use in the general industrial and merchant marine markets. In addition, it manufactures high purity chemicals and provides services to the microelectronics industry. Ashland Specialty Chemical owns and operates 33 manufacturing facilities and participates in 14 manufacturing joint ventures in 18 countries. Ashland Specialty Chemical is comprised of the following business units:

     COMPOSITE POLYMERS - This business unit manufactures and sells a broad range of chemical-resistant, fire-retardant, general-purpose and high-performance marine grades of unsaturated polyester and vinyl ester resins and gelcoats for the reinforced plastics industry. Key markets include the transportation, construction and marine industries. This business unit has manufacturing plants in Jacksonville and Fort Smith, Arkansas; Los Angeles, California; Bartow, Florida; McMinnville, Oregon; Philadelphia, Pennsylvania; Johnson Creek, Wisconsin; Kelowna, British Columbia, Canada; Kunshan, China; Porvoo and Lahti, Finland; Sauveterre, France; Miszewo, Poland; Benicarlo, Spain; and, through separate joint ventures has manufacturing plants in Sao Paolo, Brazil, and Jeddah, Saudi Arabia. In addition, this business unit also manufactures products through other Ashland Specialty Chemical facilities located in Neville Island, Pennsylvania, and Mississauga, Ontario, Canada. Effective September 2002, the former Petrochemicals business unit became a group within the Composite Polymers business unit. The

Petrochemical business manufactures maleic anhydride at Neal, West Virginia and also markets maleic anhydride in North America.

     CASTING SOLUTIONS (FORMERLY FOUNDRY PRODUCTS) - This business unit manufactures and sells foundry chemicals worldwide, including sand-binding resin systems, refractory coatings, release agents, engineered sand additives and riser sleeves. This business unit serves the global metal casting industry from 24 manufacturing locations in 18 countries. This business unit changed its name to Casting Solutions business unit in 2002.

     DREW INDUSTRIAL - This business unit supplies specialized chemicals and consulting services for the treatment of boiler water, cooling water, steam, fuel and waste streams. It also supplies process chemicals and technical services to the pulp and paper and mining industries and additives to manufacturers of latex and paint. It conducts operations throughout North America, Europe and the Far East through subsidiaries, joint venture companies and distributors. This business unit has manufacturing plants in Kearny, New Jersey; Houston, Texas; Sydney and Perth, Australia; Singapore; Ajax, Ontario, Canada; Somercotes, England; and Auckland, New Zealand.

     ELECTRONIC CHEMICALS - This business unit manufactures and sells a variety of ultrapure chemicals for the worldwide semiconductor industry through various manufacturing locations and also custom blends and packages ultrapure liquid chemicals to customer specifications. This business unit operates manufacturing plants in Pueblo, Colorado; Easton, Pennsylvania; Dallas, Texas; Pyongtaek-Shi, Kyonggi-Do, Korea; Milan, Italy; and through a joint venture with Union Petrochemical Corporation, an ultrapure-process chemicals manufacturing facility in Taiwan. In addition, it enters into long-term agreements to provide complete on-site chemical management services, including purchasing, warehousing and delivering chemicals for in-plant use of high purity chemicals at major facilities of large consumers. This business unit's Fab Services business provides full-service equipment parts-cleaning, refurbishment and management services to the semiconductor manufacturing industry from facilities in Chandler and Tempe, Arizona; and Austin and Carrollton, Texas.

     SPECIALTY POLYMERS & ADHESIVES - This business unit manufactures and sells specialty phenolic resins for paper impregnation and friction material bonding; acrylic polymers for pressure-sensitive adhesives;
emulsion polymer isocyanate adhesives for structural wood bonding; polyurethane and epoxy structural adhesives for bonding fiberglass reinforced plastics, composites, thermoplastics and metals in automotive, recreational, and industrial applications; induction bonding systems for thermoplastic materials; elastomeric polymer adhesives and butyl rubber roofing tapes for commercial roofing applications; and vapor-curing, high-performance urethane coatings systems. It has manufacturing plants in Calumet City, Illinois; Norwood and Totowa, New Jersey; Ashland and Columbus, Ohio; White City, Oregon; and Kidderminster, England.

     DREW MARINE - This business unit supplies specialty chemicals for water and fuel treatment and general maintenance, as well as sealing products, welding and refrigerant products and fire fighting and safety services to the world's merchant marine fleet. It also provides shipboard technical service for vessels serving ports throughout the world.

OTHER MATTERS

     For information on Ashland Distribution and Ashland Specialty Chemical and federal, state and local statutes and regulations governing releases into, or protection of, the environment, see "Item 1. Business - Miscellaneous - Environmental Matters" and "Item 3. Legal Proceedings - Environmental Proceedings" in this Form 10-K.

                                    VALVOLINE

     The Valvoline Company, a division of Ashland, is a marketer of premium-branded automotive and commercial oils, automotive chemicals, automotive appearance products and automotive services, with sales in more than 140 countries. The Valvoline(R) trademark was federally registered in 1873 and is the oldest trademark for a lubricating oil in the United States. Valvoline is comprised of the following business units:

     NORTH AMERICAN: DO IT YOURSELF ("DIY") & DO IT FOR ME ("DIFM") - In the United States and Canada, Valvoline markets its array of premium automotive lubricants and chemicals to the U.S. private passenger car and light truck market through two large business units based on the consumer segments of the market, "Do-It-Yourself" and "Do-It-For-Me." These two business units market Valvoline(R) motor oil, one of the top selling brands in the United States; synthetic SynPower(R) automobile chemicals for "under-the-hood" use; Eagle One(R) automotive appearance products; Zerex(R) antifreeze; and Pyroil(R) automotive chemicals. The DIY business unit sells the Valvoline family of brands to consumers who perform their own auto maintenance, through retail auto parts stores, mass merchandisers, and warehouse distributors and their affiliated jobber stores such as NAPA and Carquest. The DIFM business unit sells Valvoline products to consumers who use auto service businesses, such as car dealers and quick lubes, through a network of independent distributors and five company-owned and operated "direct market" operations.

     The domestic Commercial and Specialty Products Group, operated within the DIFM business unit, has a strategic alliance with Cummins Engine Company, Inc. to distribute heavy-duty lubricants to the commercial market.

     This business unit also markets R-12, an automotive refrigerant that was phased out of production in 1995. R-12 is being replaced in the market by a new generation of refrigerants. Valvoline expects to deplete its inventory of R-12 in fiscal 2003.

     EAGLE ONE - Eagle One is a brand of premium automobile appearance chemicals for "above-the-hood" applications. Products include waxes, polishes and wheel cleaners. Managed by Valvoline as a separate business unit, Eagle One markets its products through Valvoline's DIY and DIFM business units in North America and through the Valvoline International business unit. During fiscal 2002, Eagle One successfully introduced Wax-As-U-Dry automobile wax. Wax-As-U-Dry is a first-of-its-kind product designed to be applied to the automobile during the hand-drying process following the washing of the automobile.

     VALVOLINE INTERNATIONAL - Valvoline International markets Valvoline branded products and Eagle One automotive appearance products through company-owned affiliates or business units in Australia, Austria, Belgium, Brazil, Denmark, Finland, Germany, Great Britain, Italy, the Netherlands, Poland, South Africa, Sweden and Switzerland. TECTYL(R) rust preventives are marketed in Europe. Licensees and distributors market certain products in other parts of Europe, Mexico, Central and South America, the Far East, the Middle East and certain African countries. Joint ventures have been established in China, Ecuador, India, Thailand and Venezuela. Packaging and blending plants and distribution centers in Australia, Canada, the Netherlands and the United States supply international customers.

     VALVOLINE INSTANT OIL CHANGE(R) ("VIOC") - VIOC is one of the largest competitors in the expanding U.S. "fast oil change" service business, providing Valvoline with a significant share of the installed segment of the passenger car and light truck motor oil market. As of September 30, 2002, 363 company-owned and 335 franchised service centers were operating in 40 states.

     VIOC has continued its customer service innovation through its upgraded and enhanced Maximum Vehicle Performance program ("MVP"). MVP is a computer-based program that maintains system-wide service records on all customer vehicles. MVP also contains a database on all car models, which allows employees to make service recommendations based on a vehicle owner's manual recommendations.

                             REFINING AND MARKETING

     Refining and Marketing operations are conducted by MAP and its subsidiaries, including its wholly-owned subsidiaries, Speedway SuperAmerica LLC and Marathon Ashland Pipe Line LLC. Marathon Oil Company ("Marathon") holds a 62% interest in MAP and Ashland holds a 38% interest in MAP.

REFINING

     MAP owns and operates seven refineries with an aggregate refining capacity of 935,000 barrels of crude oil per calendar day (1 barrel = 42 United States gallons). The table below sets forth the location and daily crude oil throughput capacity (measured in barrels) of each of MAP's refineries as of September 30, 2002:

     Garyville, Louisiana...................................232,000
     Catlettsburg, Kentucky.................................222,000
     Robinson, Illinois.....................................192,000
     Detroit, Michigan...................................... 74,000
     Canton, Ohio........................................... 73,000
     Texas City, Texas...................................... 72,000
     St. Paul Park, Minnesota............................... 70,000
                                                            -------
         Total  ............................................935,000
                                                            =======

     MAP's refineries include crude oil atmospheric and vacuum distillation, fluid catalytic cracking, catalytic reforming, desulfurization and sulfur recovery units. The refineries have the capability to process a wide variety of crude oils and to produce typical refinery products, including reformulated gasoline ("RFG"). In addition to typical refinery products, the Catlettsburg refinery, an ISO-9000 certified facility, manufactures lubricating oils and a wide range of petrochemicals. For the twelve months ended September 30, 2002, 74% of MAP's production of lubricating oils was purchased by Valvoline and 39% of MAP's production of petrochemicals was purchased by Ashland Distribution.

     MAP also produces a wide range of asphalt products, petroleum pitch (primarily used in the graphite electrode, clay target and refractory industries), aromatics, aliphatic hydrocarbons, cumene, base lube oil, slack wax and polymer grade propylene.

     The table below sets forth MAP's refinery total input and refinery production by product group for the twelve months ended September 30, 2002, 2001 and 2000. Refinery total inputs include crude oil and other feedstocks.

                                                         Twelve Months Ended September 30
                                               ----------------------------------------------------
                                                      2002             2001              2000
                                                      ----             ----              ----
     Refinery Input
     (in thousands of barrels per day)              1,080.9          1,051.0           1,033.4
     ---------------------------------
     Refined Product Yields
     (in thousands of barrels per day)
     Gasoline...............................          594.0            560.5             559.0
     Distillates............................          292.9            278.7             271.5
     Propane................................           21.7             21.2              21.0
     Feedstocks & Special Products..........           83.5             69.9              68.9
     Heavy Fuel Oils........................           21.3             44.7              41.2
     Asphalt................................           73.3             74.5              73.3
                                                    -------          -------           -------
                    Total...................        1,086.7          1,049.5           1,034.9
                                                    =======          =======           =======

     Planned maintenance activities requiring temporary shutdown of certain refinery operating units are periodically performed at each refinery. MAP had a major turnaround at the St. Paul Park refinery in the twelve months ended September 30, 2002.

     The Garyville, Louisiana coker unit project achieved mechanical completion in October 2001 and was operating at full production by mid-December 2001. To supply this new unit, MAP entered into a multi-year contract with P.M.I. Comercio Internacional, S.A. de C.V., an affiliate of Petroleos Mexicanos, to purchase approximately 90,000 barrels per day of heavy Mayan crude oil. The contract was increased to approximately 100,000 barrels per day in July 2002.

     At its Catlettsburg, Kentucky refinery, MAP has initiated a multi-year integrated investment program to upgrade product yield realizations and reduce fixed and variable manufacturing expenses. This program involves the expansion, conversion and retirement of certain refinery processing units which, in addition to improving profitability, will reduce the refinery's total gasoline pool sulfur below 30 parts per million, thereby eliminating the need for low sulfur gasoline compliance investments at the refinery. The project is expected to be completed in late 2003.

MARKETING

     MAP's principal marketing areas for gasoline and distillates include the Midwest, the upper Great Plains and the southeastern United States. Gasoline and distillates are sold in 21 states. Gasoline is sold at wholesale primarily to independent marketers, jobbers and chain retailers who resell these products through several thousand retail outlets. MAP also supplies approximately 3,800 jobber-dealer, open-dealer and lessee-dealer locations using the Marathon(R) and Ashland(R) brand names.

     Gasoline, distillates and aviation products are also sold to utilities, railroads, river towing companies, commercial fleet operators, airlines and governmental agencies. About half of MAP's propane is sold into the home heating markets and the balance is purchased by industrial consumers. Propylene, cumene, aromatics, aliphatics, and sulfur are marketed to customers in the chemical industry. Base lube oils and slack wax are sold throughout the United States. Pitch is also sold domestically, but approximately 10% of pitch products are exported into growing markets in Canada, Mexico, India, and South America.

     MAP markets asphalt through owned and leased terminals located throughout the Midwest and Southeast. The MAP customer base includes approximately 900 asphalt paving contractors, government entities (states, counties, cities and townships) and asphalt roofing shingle manufacturers.

     Retail sales of gasoline and diesel fuel are made through MAP's wholly-owned subsidiary, Speedway SuperAmerica LLC ("SSA"). As of September 30, 2002, SSA had 2,063 retail outlets in 13 states in the Midwest and Southeast which sell petroleum products and convenience store merchandise primarily under the brand names Speedway(R) and SuperAmerica(R). The retail locations sell a variety of food, merchandise, cigarettes, candy and beverages. Several locations also have on-premises brand-name restaurants such as Subway(R) and Taco Bell(R).

     During the twelve months ended September 30, 2002, 57% of SSA's revenues (excluding excise taxes) were derived from the sale of gasoline and diesel fuel, and the remainder were derived from the sale of merchandise.

     Pilot Travel Centers LLC ("PTC"), a joint venture with Pilot Corporation ("Pilot"), is the largest operator of travel centers in the United States with approximately 230 locations in 35 states. The travel centers offer diesel fuel, gasoline and a variety of other services associated with such locations, including on-premises brand-name restaurants. Pilot and MAP each own a 50% interest in PTC.

     The table below shows the volume of MAP's consolidated refined product sales for the twelve months ended September 30, 2002, 2001 and 2000.

                                                                 Twelve Months Ended September 30
                                                     ---------------------------------------------------------
                                                              2002              2001             2000
                                                              ----              ----             ----
     Refined Product Sales
     (in thousands of barrels per day)
     ---------------------------------
         Gasoline..........................                   774.3             741.0            752.1
         Distillates.......................                   345.7             349.6            351.2
         Propane...........................                    22.7              21.5             21.6
         Feedstocks & Special Products ....                    80.3              68.1             67.6
         Heavy Fuel Oils...................                    22.0              46.3             40.9
         Asphalt...........................                    76.2              75.8             75.1
                                                            -------           -------          -------
                             Total.........                 1,321.2           1,302.3          1,308.5
                                                            =======           =======          =======

     Matching Buy/Sell Volumes
     included in above.....................                    69.3              43.7             41.4


     MAP sells RFG in parts of its marketing territory,  primarily Chicago,
Illinois;   Louisville,   Kentucky;   Northern  Kentucky;   and  Milwaukee,
Wisconsin. MAP also markets low-vapor-pressure gasolines in nine states.

SUPPLY AND TRANSPORTATION

     The crude oil processed in MAP's refineries is obtained from negotiated contract and spot purchases or exchanges. For the twelve months ended September 30, 2002, MAP's negotiated contract and spot purchases for refinery input of crude oil produced in the U.S. averaged 454,800 barrels per day, including an average of 46,900 net barrels per day acquired from Marathon. For the twelve months ended September 30, 2002, MAP's foreign crude oil requirements were met largely through purchases from various foreign national oil companies, producing companies and traders. Purchases of foreign crude oil represented 51% of MAP's crude oil requirements for the twelve months ended September 30, 2002.

     MAP's ownership or interest in domestic pipeline systems in its refining and marketing areas is significant. MAP owns, leases or has an ownership interest in 7,160 miles of pipelines in 12 states. This network transports crude oil and refined products to and from terminals, refineries and other pipelines. It includes 10 miles of crude oil gathering lines, 3,410 miles of crude oil trunk lines and 3,740 miles of refined product lines.

     MAP has a 46.7% ownership interest in LOOP LLC ("LOOP"), which is the owner and operator of the only U.S. deepwater port facility capable of receiving crude oil from very large crude carriers. Ashland has retained a 4% ownership interest in LOOP. MAP also owns a 49.9% ownership interest in LOCAP INC. ("LOCAP"), which is the owner and operator of a crude oil pipeline connecting LOOP to the Capline system. Ashland has retained an 8.6% ownership interest in LOCAP. In addition, MAP has a 37.2% ownership interest in the Capline system. These port and pipeline systems provide MAP with access to common carrier transportation from the Louisiana Gulf Coast to Patoka, Illinois. At Patoka, the Capline system connects with other common carrier pipelines owned by MAP that provide transportation to MAP's refineries in Illinois, Kentucky, Michigan, Minnesota and Ohio.

     Ohio River Pipe Line LLC ("ORPL"), a subsidiary of MAP, is building a pipeline from Kenova, West Virginia to Columbus, Ohio. ORPL is a common carrier pipeline company and the pipeline will be an interstate common carrier pipeline. The pipeline is currently known as Cardinal Products Pipe Line and is expected to initially move about 50,000 barrels per day of refined petroleum into the central Ohio region. ORPL has secured all of the rights-of-way required to build the pipeline, and the final permits required to build the pipeline have been approved. Construction on the pipeline began in August 2002, with start-up of the pipeline expected in the first half of 2003.

     MAP has been designated operator of the Centennial Pipeline, owned jointly by Panhandle Eastern Pipe Line Company, a subsidiary of CMS Energy Corporation, MAP, and TE Products Pipe Line Company, Limited Partnership. The new pipeline system, which connects the Gulf Coast refiners with the Midwest market, has the initial capacity to transport approximately 210,000 barrels per day of refined petroleum products and began deliveries of refined products in April 2002.

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

                                  MISCELLANEOUS
ENVIRONMENTAL MATTERS

     Ashland has implemented a company-wide environmental policy overseen by the Public Policy - Environmental Committee of Ashland's Board of Directors. Ashland's Environmental, Health and Safety ("EH&S") department has the responsibility to ensure that Ashland's operating groups maintain environmental compliance in accordance with applicable laws and regulations. This responsibility is carried out via training; widespread communication of EH&S policies, information and regulatory updates; formulation of relevant policies, procedures and work practices; design and implementation of EH&S management systems; internal auditing by an independent auditing group within the EH&S department; monitoring of regulatory developments that may affect Ashland's operations; assistance to the operating divisions in identifying compliance issues and opportunities for voluntary actions that go beyond compliance; and incident response planning and implementation.

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

     At September 30, 2002, Ashland's reserves for environmental remediation amounted to $169 million, reflecting Ashland's estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland's ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites. Ashland regularly adjusts its reserves as environmental remediation continues. None of the remediation locations is individually material to Ashland as its largest reserve for any site is less than $10 million. As a result, Ashland's exposure to adverse developments with respect to any individual site is not expected to be material, and these sites are in various stages of ongoing remediation. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occurs in a particular quarter or fiscal year, Ashland believes that the chance of such developments occurring in the same quarter or fiscal year is remote.

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

     In July 1997, the United States Environmental Protection Agency ("EPA") promulgated revisions to the National Ambient Air Quality Standards ("NAAQS") for ground level ozone and particulate matter. As written, the revisions could have a significant effect on certain of Ashland's chemical manufacturing and distribution businesses, and on MAP. In 2001, the U.S. Supreme Court upheld the EPA's authority to set NAAQS without considering the costs related to compliance. In early 2002, the Washington, D.C. District Court of Appeals upheld EPA's proposed revisions to the NAAQS. EPA has begun to implement the new ozone and particulate matters standards, which could result in areas of the country, where Ashland and MAP conduct operations, being designated as not in compliance with the NAAQS. Until these revisions have been more fully implemented, it is not currently possible to estimate any potential financial impact that the revised standards may have on Ashland's or MAP's operations.

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

     REMEDIATION - Ashland currently operates, and in the past has operated, various facilities where, during the normal course of business releases of hazardous substances have occurred. Federal and state laws, including but not limited to RCRA and various remediation laws, require that contamination caused by such releases be assessed and, if necessary, remediated to meet applicable standards. MAP operates, and in the past has operated, certain retail outlets where, during the normal course of business releases of petroleum products from underground storage tanks have occurred. Federal and state laws require that contamination caused by such releases at these sites be assessed and, if necessary, remediated to meet applicable standards.

RESEARCH

     Ashland conducts a program of research and development to invent and improve products and processes and to improve environmental controls for its existing facilities. It maintains its research facilities in Dublin, Ohio; Lexington, Kentucky; and Atlanta, Georgia. Research and development costs are expensed as they are incurred and totaled $38 million in fiscal 2002 ($36 million in 2001 and $33 million in 2000).

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

     MAP competes with a large number of companies to acquire crude oil for refinery processing and in the distribution and marketing of a full array of petroleum products. MAP believes it ranks among the top ten U.S. petroleum companies on the basis of crude oil refining capacity as of September 30, 2002. MAP competes in four distinct markets for the sale of refined products - wholesale, spot, branded and retail distribution. MAP believes it competes with approximately 40 companies in the wholesale distribution of petroleum products to private brand marketers and large commercial and industrial consumers; approximately 80 companies in the sale of petroleum products in the spot market; approximately 10 refiner/marketers in the supply of branded petroleum products to dealers and jobbers; and approximately 600 petroleum product retailers in the retail sale of petroleum products. MAP also competes in the convenience store industry through SSA's retail outlets and in the travel center industry through their ownership in PTC. The retail outlets offer consumers gasoline, diesel fuel (at selected locations) and a variety of food, merchandise, cigarettes, candy and beverages.

FORWARD-LOOKING STATEMENTS

     This Form 10-K and the documents incorporated by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including various information within the "Capital Resources," "Application of Critical Accounting Policies," "Derivative Instruments" and "Outlook" sections in Management's Discussion and Analysis in Ashland's
Annual Report. Words such as "anticipates," "believes," "estimates," "expects," "is likely," "predicts," and variations of such words and similar expressions are intended to identify such forward-looking statements. Although Ashland believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such statements will be achieved. Important factors which could cause actual results to differ materially from those contained in such statements are discussed under "Risks and Uncertainties" in Note A of Notes to Consolidated Financial Statements in Ashland's Annual Report. For a discussion of other factors and risks affecting Ashland's revenues and operations see "Item 1. Business - Miscellaneous - Marketing Conditions" below.

MARKETING CONDITIONS

     Domestic and international political, legislative, regulatory and legal changes may adversely affect Ashland's results of operations. Political actions may include changes in the policies of the Organization of Petroleum Exporting Countries or other developments involving or affecting oil-producing countries, including military conflict, embargoes, internal instability or actions or reactions of the U.S. government in anticipation of, or in response to, such actions. Profitability of MAP depends largely on the margin between the cost of crude oil and other feedstocks refined and the selling prices of refined products. MAP is a purchaser of crude oil in order to satisfy its refinery throughput requirements. As a result, MAP's overall profitability could be adversely affected by increases in crude oil and other feedstock prices that are not recovered in the market place through higher prices. Reference should be made to the Refining and Marketing section of the Management's Discussion and Analysis section in Ashland's Annual Report for a discussion of the impact of crude oil costs on MAP's operating performance. While Ashland maintains reserves for anticipated liabilities and carries various levels of insurance, Ashland could be affected by civil, criminal, regulatory or administrative proceedings and claims relating to asbestos, environmental remediation and other matters.

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

ITEM 2. PROPERTIES

     Ashland's corporate headquarters, which is leased, is located in Covington, Kentucky. Principal offices of other major operations are located in Atlanta, Georgia (APAC); Dublin, Ohio (Ashland Distribution and Ashland Specialty Chemical); Lexington, Kentucky (Valvoline); and Russell, Kentucky (Administrative Services). All of these offices are leased, except for the Russell office, which is owned. Principal manufacturing, marketing and other materially important physical properties of Ashland and its subsidiaries are described under the appropriate segment under Item 1 in this Form 10-K. Additional information concerning certain leases may be found in Note F of Notes to Consolidated Financial Statements in Ashland's Annual Report.

ITEM 3. LEGAL PROCEEDINGS

     ENVIRONMENTAL PROCEEDINGS - As of September 30, 2002, Ashland has been identified as a "potentially responsible party" ("PRP") under Superfund or similar state laws for potential joint and several liability for clean-up costs in connection with alleged releases of hazardous substances associated with 97 waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the EPA or a state agency, in which Ashland is typically participating as a member of a PRP group. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight, and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance and could be material. However, based on its experience with site remediation, its analysis of the specific hazardous substances at issue, the existence of other financially viable PRPs and its current estimates of investigatory, clean-up and monitoring costs at each site, Ashland does not believe that any liability at these sites, either individually or in the aggregate, will have a material adverse effect on Ashland's consolidated financial position, cash flows or liquidity. For information regarding environmental matters and Ashland's reserves for environmental remediation, see "Management's Discussion and Analysis - Application of Critical Accounting Policies - Environmental Remediation" and Note M of Notes to Consolidated Financial Statements in Ashland's Annual Report and "Item 1. Business - Miscellaneous
- Environmental Matters" in this Form 10-K.

     ASBESTOS-RELATED LITIGATION - Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos. Those claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation ("Riley"), a former subsidiary. Although Riley was neither a producer nor a manufacturer of asbestos, its industrial boilers contained some asbestos-containing components produced by other companies.

     A summary of asbestos claims activity follows. Because claims are frequently filed and settled in large groups, the amount and timing of settlements, and the number of open claims, can fluctuate significantly from period to period. Over the last 17 years, Riley has been dismissed as a defendant in 55% of the resolved claims.

                                                                2002            2001             2000
                                                                ----            ----             ----
     (In thousands)

     Open claims - beginning of year.......                      167             118               93
     New claims filed......................                       45              52               37
     Claims settled........................                      (15)             (2)              (9)
     Claims dismissed......................                      (37)             (1)              (3)
                                                                ----            ----             ----
     Open claims - end of year............                       160             167              118
                                                                ====            ====             ====


     Amounts spent on litigation defense and claim settlements totaled $38 million in 2002, $15 million in 2001 and $11 million in 2000. Insurance provides reimbursements for most of these costs, and coverage-in-place agreements exist with the insurance carriers that provide substantially all of the coverage that is currently being accessed. The amounts not recoverable are generally due from insurers that are insolvent, rather than as a result of uninsured claims or the exhaustion of the insurance coverage.

     In previous years, Ashland recognized a net reserve for the estimated litigation defense and claim settlement costs to settle open claims that would not be recovered from insolvent insurance carriers. However, the reserve and related receivable are now presented on a gross basis in Ashland's consolidated balance sheet at September 30, 2001, to conform to the 2002 presentation. This change did not result from an increase in expected asbestos exposure, and had no effect on net income or stockholders' equity. Under this presentation, the reserve for asbestos claims amounted to $202 million at September 30, 2002, and $199 million at September 30, 2001. Such reserve reflects the estimated costs on an undiscounted basis that will be incurred over an extended period to resolve open claims. In addition, the receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $196 million at September 30, 2002, and $178 million at September 30, 2001.

     The reserve for asbestos claims is based on assumptions and estimates derived from currently known facts. However, projecting future events, such as the average cost of resolving the open claims, is subject to numerous variables that are extremely difficult to predict. These variables include the type and severity of the disease alleged by each claimant, dismissal rates, future costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards.

     Ashland believes that insurance will cover the majority of the costs that will be incurred on open and future asbestos claims. Equitas Limited ("Equitas") and other London companies currently provide about 59% of the insurance coverage, and this percentage could decline over time to around 44% if higher layers of coverage provided by other carriers have to be accessed. The remaining 41% of the coverage is currently provided by five companies, all of which are rated A or higher by A. M. Best Company. Depending upon the level of costs that are ultimately incurred, the non-London coverage could ultimately expand to about 25 insurance companies or groups. Companies or groups that provide about 90% of this coverage are also rated A or higher.

     Ashland has not recognized a reserve for future asbestos claims that may be asserted. Although additional claim filings are expected, Ashland does not have sufficient information to make a reasonable estimate of the number of new claims that might be filed. Furthermore, any predictions about the other variables discussed previously are subject to even greater uncertainty as the projection period lengthens. Ashland has retained the services of professional advisors to assist management in the estimation of projected liabilities and probable insurance recoveries for future asbestos claims. Results of that effort are expected to be available during the quarter ending March 31, 2003.

     Although coverage limits are resolved in the coverage-in-place agreement with Equitas and the other London companies, there is a disagreement with these companies over the timing of recoveries. Depending upon the assumptions made with respect to the projected payments to settle future claims, an unfavorable resolution of this disagreement could materially affect the present value of additional insurance recoveries from those companies. Until such time as this disagreement is resolved, Ashland will use the less favorable interpretation of this agreement in estimating such insurance recoveries.

     SHAREHOLDER DERIVATIVE LITIGATION - On August 16, 2002, Central Laborers' Pension Fund, derivatively as a shareholder of Ashland, instituted an action in the Circuit Court of Kentucky in Kenton County against Ashland's then-serving Board of Directors. On motion of Ashland and the other defendants, the case was removed to the

United States District Court, Eastern District of Kentucky, Covington Division. Plaintiff has moved to remand the case to the state court. The action is purportedly filed on behalf of Ashland, and asserts the following causes of action against the Directors: breach of fiduciary duty, abuse of control, gross mismanagement, and waste of corporate assets. The suit also names Paul W. Chellgren, the then-serving Chief Executive Officer and Chairman of the Board, and James R. Boyd, former Senior Vice President and Group Operating Officer, as individual defendants, and it seeks to recover an unstated sum from them individually alleging unjust enrichment from various transactions completed during their tenure with Ashland. The suit further seeks an unspecified sum from Mr. Chellgren individually based upon alleged usurpation of corporate opportunities. The suit also names Mr. J. Marvin Quin, Ashland's Chief Financial Officer, as well as three former employees of Ashland's wholly-owned subsidiary, APAC, as individual defendants and alleges that they participated in the preparation and filing of false financial statements during fiscal years 1999 - 2001. The suit further names Ernst & Young LLP ("E&Y"), as a defendant, alleging professional accounting malpractice and negligence in the conduct of its audit of Ashland's 1999 and 2000 financial statements, respectively, as well as alleging that E&Y aided and abetted the individual defendants in their alleged breach of duties. The complaint seeks to recover, jointly and severally, from defendants an unstated sum of compensatory and punitive damages. The complaint seeks equitable and/or injunctive relief to avoid continuing harm from alleged ongoing illegal acts, and seeks a disgorgement of defendants' alleged insider-trading gains, in addition to the reasonable cost and expenses incurred in bringing the complaint, including attorneys' and experts' fees.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2002.

ITEM X.  EXECUTIVE OFFICERS OF ASHLAND

     The following is a list of Ashland's executive officers, their ages and their positions and offices during the last five years (listed alphabetically after the Chief Executive Officer as to other Senior Vice Presidents, Administrative Vice Presidents and other executive officers).

     JAMES J. O'BRIEN (age 48) is Chairman of the Board, Chief Executive Officer and Director of Ashland and has served in such capacities since November 15, 2002, October 1, 2002 and August 13, 2002, respectively. During the past five years, he has also served as President, Chief Operating Officer, Senior Vice President and Group Operating Officer of Ashland and President of The Valvoline Company.

     PAUL W. CHELLGREN (age 59) was Ashland's Chairman of the Board, Chief Executive Officer and a Director of Ashland - positions he had held since 1997, 1996 and 1992, respectively. Mr. Chellgren retired as Chief Executive Officer on October 1, 2002, and as Chairman of the Board and Director on November 15, 2002.

     DAVID J. D'ANTONI (age 57) is Senior Vice President and Group Operating Officer of Ashland and has served in such capacities since 1988 and 1999, respectively. During the past five years, he has also served as President of Ashland Chemical Company.

     CHARLES F. POTTS (age 58) is Senior Vice President of Ashland and President of APAC, Inc. and has served in such capacities since 1992.

     J. MARVIN QUIN (age 55) is Senior Vice President and Chief Financial Officer of Ashland and has served in such capacities since 1992.

     KENNETH L. AULEN (age 53) is Administrative Vice President and Controller of Ashland and has served in such capacities since 1992.

     GARY A. CAPPELINE (age 53) is Vice President of Ashland and President of Ashland Specialty Chemical Company effective December 4, 2002. During the last five years, he has also served as a chemical industry partner at Bear Stearns Merchant Bank, President of AlliedSignal Specialty Chemicals and Group Vice President, Pigments and Additives of Engelhard Corp.

     JAMES A. DUQUIN (age 55) was Vice President of Ashland and President of Ashland Specialty Chemical Company - positions he had held since 1999. During the past five years, he also served as Group Vice President - Specialty Chemical Division of Ashland Chemical Company. Mr. DuQuin resigned as Vice President of Ashland and President of Ashland Specialty Chemical Company on November 25, 2002 and will retire from Ashland on December 31, 2002.

     DAVID L.  HAUSRATH (age 50) is Vice  President and General  Counsel of
Ashland and has served in such capacities since 1998 and 1999, respectively. During the past five years, he has also served as Associate General Counsel of Ashland.

     J. DAN LACY (age 55) is Vice President - Corporate Affairs of Ashland and has served in such capacity since 1986.

     SAMUEL J. MITCHELL (age 41) is Vice President of Ashland and President of The Valvoline Company and has served in such capacities since January 2002. During the past five years, he has also served as Vice President - Retail Business, Vice President of Marketing and Director of Marketing - The Valvoline Company.

     RICHARD P. THOMAS (age 56) is Vice President and Secretary of Ashland and has served in such capacities since 1998 and 1999, respectively.

     FRANK L. WATERS (age 41) is Vice President of Ashland and President of Ashland Distribution Company and has served in such capacities since January 2002. During the past five years, he has also served as Vice President of Ashland Plastics - Europe, Director of Sales for Ashland Distribution's Fine Ingredients Division and an Executive Assistant of Ashland.

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

     At September 30, 2002, there were approximately 17,700 holders of record of Ashland's Common Stock. Ashland Common Stock is listed on the New York and Chicago stock exchanges (ticker symbol ASH) and has trading privileges on the Boston, Cincinnati, Pacific and Philadelphia stock exchanges.

ITEM 6.  SELECTED FINANCIAL DATA

     There is hereby incorporated by reference the information appearing under the caption "Five-Year Selected Financial Information" on page 62 in Ashland's Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     There is hereby incorporated by reference the information appearing under the caption "Management's Discussion and Analysis" on pages 32 to 41 in Ashland's Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There is hereby incorporated by reference the information appearing under the caption "Derivative Instruments" on page 40 in Ashland's Annual Report.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There is hereby incorporated by reference the information to appear under the caption "Ashland Inc.'s Board of Directors - Nominees for Election at the 2003 Annual Meeting" and the information regarding Section 16 beneficial ownership reporting compliance in Ashland's definitive Proxy Statement for its January 30, 2003 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after September 30, 2002 ("Proxy Statement"). See also the list of Ashland's executive officers and related information under "Executive Officers of Ashland" in Part I - Item X in this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     There is hereby incorporated by reference the information to appear under the captions "Executive Compensation," "Compensation of Directors" and "Miscellaneous - Personnel and Compensation Committee Interlocks and Insider Participation" in Ashland's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     There is hereby incorporated by reference the information to appear under the caption "Ashland Common Stock Ownership of Directors and Certain Officers of Ashland" and the information regarding the ownership of securities of Ashland in Ashland's Proxy Statement.

     The following table summarizes the equity compensation plans under which Ashland Common Stock may be issued as of September 30, 2002. Except as disclosed in the narrative to the table, all plans were approved by shareholders of Ashland.


                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                             NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE FOR
        PLAN CATEGORY           NUMBER OF SECURITIES TO     WEIGHTED-AVERAGE EXERCISE      FUTURE ISSUANCE UNDER
        -------------           BE ISSUED UPON EXERCISE        PRICE OF OUTSTANDING       EQUITY COMPENSATION PLANS
                                OF OUTSTANDING OPTIONS,        OPTIONS, WARRANTS          (EXCLUDING SECURITIES
                                 WARRANTS AND RIGHTS               AND RIGHTS               REFLECTED IN COLUMN (a))
                                 -------------------               ----------               ----------------------
                                            (a)                          (b)                          (c)
Equity compensation plans
approved by security                     6,636,877                     $37.72                     3,727,439
holders.....................

Equity compensation plans
not approved by security
holders (1).................               845,392                     $33.88                             0
                                         ---------                     ------                     ---------
         Total...............            7,482,269                     $37.28                     3,727,439
                                         =========                     ======                     =========




(1) The Ashland Inc. Stock Option Plan for Employees of Joint Ventures is the only equity compensation plan of Ashland not approved by Ashland's shareholders. This plan was approved by Ashland's Board of Directors on September 17, 1998 and is specifically designed to grant stock options to employees of joint ventures in which Ashland has an interest. There are currently no shares reserved for future issuance under this plan. The Board of Directors authorizes the issuance of the shares at the time the stock options are granted. A recipient of such stock options will have the right to purchase Ashland Common Stock at a price and on terms specified by the Personnel and Compensation Committee of Ashland's Board of Directors. The stock options listed in the table above have been granted to certain MAP employees and were registered with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is hereby incorporated by reference the information to appear under the caption "Miscellaneous - Business Relationships" in Ashland's Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

(a) Ashland's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of Ashland's disclosure controls and procedures as of a date within 90 days of the filing date of this Form 10-K, have concluded that the disclosure controls and procedures were effective to ensure that material information relating to Ashland and its consolidated subsidiaries was made known to them by others within those entities.

(b) There were no significant changes in Ashland's internal controls or in other factors that could significantly affect these controls or procedures subsequent to the date of Ashland's evaluation, nor were there any significant deficiencies or material weaknesses in Ashland's internal controls. As a result, no corrective actions were required or undertaken.

                                  PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this Report

     (1) and (2) Financial Statements and Financial Schedule

     The consolidated financial statements and financial schedule of Ashland presented or incorporated by reference in this report are listed in the index on page 20.

     (3) Exhibits

3.1      Third  Restated  Articles of  Incorporation  of Ashland  (filed as
         Exhibit 3 to Ashland's Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

3.2      By-laws of Ashland, effective as of November 15, 2002.

4.1 Ashland agrees to provide the SEC, upon request, copies of instruments defining the rights of holders of long-term debt of Ashland and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed with the SEC.

4.2 Indenture, dated as of August 15, 1989, as amended and restated as of August 15, 1990, between Ashland and Citibank, N.A., as Trustee (filed as Exhibit 4.2 to Ashland's Form 10-K for the fiscal year ended September 30, 2001 and incorporated herein by reference).

4.3 Indenture, dated as of September 7, 2001, between Ashland and U.S. Bank National Association, as Trustee (filed as Exhibit 4.3 to Ashland's Form 10-K for the fiscal year ended September 30, 2001 and incorporated herein by reference).

4.4 Rights Agreement, dated as of May 16, 1996, between Ashland Inc. and the Rights Agent, together with Form of Right Certificate (filed as Exhibit 4.4 to Ashland's Form 10-K for the fiscal year ended September 30, 2001 and incorporated herein by reference).

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

10.2     Ashland  Inc.   Deferred   Compensation   Plan  for   Non-Employee
         Directors.

10.3     Ashland Inc. Deferred Compensation Plan.

10.4     Tenth  Amended  and  Restated  Ashland  Inc.   Supplemental  Early
         Retirement Plan for Certain Employees, as amended.

10.5     Ashland Inc. Salary Continuation Plan.

10.6 Form of Ashland Inc. Executive Employment Contract between Ashland Inc. and certain executives of Ashland.

10.7 Form of Separation Agreement and General Release between Ashland Inc. and Paul W. Chellgren, former Chief Executive Officer of Ashland.

10.8 Form of Indemnification Agreement between Ashland Inc. and each member of its Board of Directors (filed as Exhibit 10.8 to Ashland's Form 10-K for the fiscal year ended September 30, 2001 and incorporated herein by reference).

10.9     Ashland Inc. Nonqualified Excess Benefit Pension Plan.

10.10 Ashland Inc. Long-Term Incentive Plan (filed as Exhibit 10.9 to Ashland's Form 10-K for the fiscal year ended September 30, 2000 and incorporated herein by reference).

10.11    Ashland Inc. Directors' Charitable Award Program.

10.12 Ashland Inc. 1993 Stock Incentive Plan (filed as Exhibit 10.11 to Ashland's Form 10-K for the fiscal year ended September 30, 2000 and incorporated herein by reference).

10.13 Ashland Inc. 1995 Performance Unit Plan (filed as Exhibit 10.12 to Ashland's Form 10-K for the fiscal year ended September 30, 2000 and incorporated herein by reference).

10.14    Ashland Inc. 1997 Stock Incentive Plan.

10.15    Amended and Restated Ashland Inc. Incentive Plan.

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

11 Computation of Earnings Per Share (appearing on page 48 of Ashland's Annual Report to Shareholders, incorporated by reference herein, for the fiscal year ended September 30, 2002).

12       Computation of Ratio of Earnings to Fixed Charges.

13 Portions of Ashland's Annual Report to Shareholders, incorporated by reference herein, for the fiscal year ended September 30, 2002.

21       List of subsidiaries.

23.1     Consent of independent auditors.

24       Power  of  Attorney,   including   resolutions  of  the  Board  of
         Directors.

99.1     Certificate  of Chief  Executive  Officer of Ashland  pursuant  to
         Section 906 of the Sarbanes-Oxley  Act of 2002, 18 U.S.C.  Section
         1350.

99.2     Certificate  of Chief  Financial  Officer of Ashland  pursuant  to
         Section 906 of the Sarbanes-Oxley  Act of 2002, 18 U.S.C.  Section
         1350.

     Upon written or oral request, a copy of the above exhibits will be furnished at cost.

     (b) Reports on Form 8-K

     A report on Form 8-K was filed August 2, 2002, to report that Paul W. Chellgren, Chairman and Chief Executive Officer of Ashland, announced his plans to retire effective November 15, 2002.

     A report on Form 8-K was filed on August 7, 2002 to report that Ashland had submitted to the SEC the Statements under Oath of the Principal Executive Officer and the Principal Financial Officer pursuant to the SEC's June 27, 2002 Order requiring the filing of such statements.

     A report on Form 8-K was filed on August 13, 2002 to report that James
J. O'Brien had been named President and Chief Operating Officer and was elected to Ashland's Board of Directors. O'Brien would become Chairman of the Board and Chief Executive Officer of Ashland effective November 15, 2002 when Paul W. Chellgren, the then current Chairman and Chief Executive Officer retired.

     A report on Form 8-K was filed on September 19, 2002 to report that James J. O'Brien would become Chief Executive Officer of Ashland effective October 1, 2002 and Chairman of the Board effective November 15, 2002.

                                 SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                  ASHLAND INC.
                                 (Registrant)
                                  By:


                                 /s/ J. Marvin Quin
                                 -----------------------------------
                                 J. Marvin Quin
                                 Senior Vice President and Chief
                                 Financial Officer

                                 Date:  December 3, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities indicated, on December 3, 2002.

      SIGNATURES                                   CAPACITY
      ----------                                   --------

 /S/ JAMES J. O'BRIEN             Chairman of the Board, Chief Executive Officer
---------------------------        and Director
     JAMES J. O'BRIEN

 /S/ J. MARVIN QUIN               Senior Vice President and Chief
---------------------------        Financial Officer
     J. MARVIN QUIN

 /S/ KENNETH L. AULEN             Administrative Vice President, Controller and
---------------------------        Principal Accounting Officer
     KENNETH L. AULEN

           *                      Director
---------------------------
     SAMUEL C. BUTLER

           *                      Director
---------------------------
     FRANK C. CARLUCCI

           *                      Director
---------------------------
     ERNEST H. DREW

           *                      Director
---------------------------
     JAMES B. FARLEY

           *                      Director
---------------------------
     ROGER W. HALE

           *                      Director
---------------------------
     BERNADINE P. HEALY

           *                      Director
---------------------------
     MANNIE L. JACKSON

           *                      Director
---------------------------
     PATRICK F. NOONAN

           *                      Director
---------------------------
     JANE C. PFEIFFER

           *                      Director
---------------------------
     WILLIAM L. ROUSE, JR.

           *                      Director
---------------------------
     THEODORE M. SOLSO

           *                      Director
---------------------------
     MICHAEL J. WARD


     *By: /s/ David L. Hausrath
           ---------------------
           David L. Hausrath
           Attorney-in-Fact


     Date:  December 3, 2002


                                  CERTIFICATION
                                  -------------

Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer Regarding Facts and Circumstances Relating to Exchange Act Filings.

     I, James J. O'Brien, Chief Executive Officer of Ashland Inc., certify that:

1.       I have reviewed this annual report on Form 10-K of Ashland Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date: December 3, 2002

                                               /s/ James J. O'Brien
                                               -----------------------
                                               Chief Executive Officer


                               CERTIFICATION
                               -------------

Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings.

     I, J. Marvin Quin, Chief Financial Officer of Ashland Inc., certify that:

1.       I have reviewed this annual report on Form 10-K of Ashland Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 3, 2002
                                               /s/ J. Marvin Quin
                                               ------------------------
                                               Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULE
                                                                     Page
                                                                     ----
     Consolidated financial statements:
     Statements of consolidated income ................................*
     Consolidated balance sheets ......................................*
     Statements of consolidated stockholders' equity ..................*
     Statements of consolidated cash flows ............................*
     Notes to consolidated financial statements .......................*
     Information by industry segment ..................................*
     Report of independent auditors....................................21
     Consolidated financial schedule:
     Schedule II - Valuation and qualifying accounts...................22

     *The consolidated financial statements appearing on pages 43 through 61 in Ashland's Annual Report are incorporated by reference in this Annual Report on Form 10-K.

     Schedules other than that listed above have been omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto. Separate financial statements for MAP required by Rule 3-09 of Regulation S-X will be filed as an amendment to this Form 10-K within 90 days after the end of MAP's fiscal year ending December 31, 2002. Separate financial statements of other unconsolidated affiliates are omitted because each company does not constitute a significant subsidiary using the 20% tests when considered individually. Summarized financial information for such affiliates is disclosed in Note D of Notes to Consolidated Financial Statements in Ashland's Annual Report.

                         REPORT OF INDEPENDENT AUDITORS

     We have audited the consolidated financial statements and schedule of Ashland Inc. and consolidated subsidiaries listed in the accompanying index to financial statements and financial schedule (Item 15(a)). These financial statements and schedule are the responsibility of Ashland's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements listed in the accompanying index to financial statements (Item 15(a)) present fairly, in all material respects, the consolidated financial position of Ashland Inc. and consolidated subsidiaries at September 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note A to the financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets. Additionally, as discussed in Note A to the financial statements, in 2001 the Company and its unconsolidated affiliate, Marathon Ashland Petroleum LLC, changed their method of accounting for derivatives.

                                                   /s/ Ernst & Young LLP
     Cincinnati, Ohio
     November 6, 2002




-----------------------------------------------------------------------------------------------------------------------------------
 Ashland Inc. and Consolidated Subsidiaries
 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


-----------------------------------------------------------------------------------------------------------------------------------
(In millions)                                              Balance at      Provisions                                      Balance
                                                            beginning      charged to      Reserves            Other        at end
Description                                                   of year        earnings      utilized          changes       of year
-----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30, 2002
Reserves deducted from asset accounts
   Accounts receivable                                           $ 34            $ 24         $ (23)(1)          $ -          $ 35
   Inventories                                                     15               7            (6)               -            16
-----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30, 2001
Reserves deducted from asset accounts
   Accounts receivable                                           $ 25            $ 34         $ (25)(1)          $ -          $ 34
   Inventories                                                     13               5            (3)               -            15
-----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30, 2000
Reserves deducted from asset accounts
   Accounts receivable                                           $ 23            $ 15         $( 12)(1)          $(1)         $ 25
   Inventories                                                     15               3            (5)               -            13
-----------------------------------------------------------------------------------------------------------------------------------


(1) Uncollected amounts written off, net of recoveries which were not significant in 2002, $1 million in 2001 and $1 million in 2000.

                                  Exhibit Index

Exhibit No.                  Description


3.2      By-laws of Ashland, effective as of November 15, 2002.

10.2     Ashland  Inc.   Deferred   Compensation   Plan  for   Non-Employee
         Directors.

10.3     Ashland Inc. Deferred Compensation Plan.

10.4     Tenth  Amended  and  Restated  Ashland  Inc.   Supplemental  Early
         Retirement Plan for Certain Employees, as amended.

10.5     Ashland Inc. Salary Continuation Plan.

10.6 Form of Ashland Inc. Executive Employment Contract between Ashland Inc. and certain executives of Ashland.

10.7 Form of Separation Agreement and General Release between Ashland Inc. and Paul W. Chellgren, former Chief Executive Officer of Ashland.

10.9     Ashland Inc. Nonqualified Excess Benefit Pension Plan.

10.11    Ashland Inc. Directors' Charitable Award Program.

10.14    Ashland Inc. 1997 Stock Incentive Plan.

10.15    Amended and Restated Ashland Inc. Incentive Plan.

12       Computation of Ratio of Earnings to Fixed Charges.

13 Portions of Ashland's Annual Report to Shareholders, incorporated by reference herein, for the fiscal year ended September 30, 2002.

21       List of subsidiaries.

23.1     Consent of independent auditors.

24       Power  of  Attorney,   including   resolutions  of  the  Board  of
         Directors.

99.1     Certificate  of Chief  Executive  Officer of Ashland  pursuant  to
         Section 906 of the Sarbanes-Oxley  Act of 2002, 18 U.S.C.  Section
         1350.

99.2     Certificate  of Chief  Financial  Officer of Ashland  pursuant  to
         Section 906 of the Sarbanes-Oxley  Act of 2002, 18 U.S.C.  Section
         1350.