Form 10-Q
period 2002-12-31
ASHLAND INC
filed 2003-02-13
CIK 7694

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934




                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

                          Commission file number 1-2918



                                  ASHLAND INC.
                            (a Kentucky corporation)



                              I.R.S. No. 61-0122250
                           50 E. RiverCenter Boulevard
                                  P. O. Box 391
                         Covington, Kentucky 41012-0391



                        Telephone Number: (859) 815-3333



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No

     At January 31, 2003, there were 68,253,157 shares of Registrant's Common Stock outstanding. One Right to purchase one-thousandth of a share of Series A Participating Cumulative Preferred Stock accompanies each outstanding share of Registrant's Common Stock.


================================================================================

                       PART I - FINANCIAL INFORMATION
                       ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Three months ended
                                                                                                             December 31
                                                                                                       ------------------------
(In millions except per share data)                                                                          2002         2001
------------------------------------------------------------------------------------------------------------------------------------
REVENUES
      Sales and operating revenues                                                                     $    1,787    $   1,812
      Equity income                                                                                            35           52
      Other income                                                                                             24           19
                                                                                                       -----------   ----------
                                                                                                            1,846        1,883
COSTS AND EXPENSES
      Cost of sales and operating expenses                                                                  1,450        1,464
      Selling, general and administrative expenses                                                            304          268
      Depreciation, depletion and amortization                                                                 55           53
                                                                                                       -----------   ----------
                                                                                                            1,809        1,785
                                                                                                       -----------   ----------
OPERATING INCOME                                                                                               37           98
      Net interest and other financial costs                                                                  (33)         (36)
                                                                                                       -----------   ----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                                           4           62
      Income taxes                                                                                             (1)         (24)
                                                                                                       -----------   ----------
INCOME FROM CONTINUING OPERATIONS                                                                               3           38
      Results from discontinued operations (net of income taxes) - Note B                                     (95)           -
                                                                                                       -----------   ----------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                                   (92)          38
      Cumulative effect of accounting change (net of income taxes) - Note B                                     -          (11)
                                                                                                       -----------   ----------
NET INCOME (LOSS)                                                                                      $      (92)   $      27
                                                                                                       ===========   ==========

BASIC EARNINGS (LOSS) PER SHARE - Note A
      Income from continuing operations                                                                $      .04    $     .55
      Results from discontinued operations                                                                  (1.39)           -
      Cumulative effect of accounting change                                                                    -         (.17)
                                                                                                       -----------   ----------
      Net income (loss)                                                                                $    (1.35)   $     .38
                                                                                                       ===========   ==========

DILUTED EARNINGS (LOSS) PER SHARE - Note A
      Income from continuing operations                                                                $      .04    $     .54
      Results from discontinued operations                                                                  (1.39)           -
      Cumulative effect of accounting change                                                                    -         (.16)
                                                                                                       -----------   ----------
      Net income (loss)                                                                                $    (1.35)   $     .38
                                                                                                       ===========   ==========

DIVIDENDS PAID PER COMMON SHARE                                                                        $     .275    $    .275


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                      December 31      September 30   December 31
(In millions)                                                                                2002              2002          2001
------------------------------------------------------------------------------------------------------------------------------------

                                       ASSETS
                                       ------
CURRENT ASSETS
      Cash and cash equivalents                                                       $       119      $         90   $       264
      Accounts receivable                                                                   1,003             1,124         1,060
      Allowance for doubtful accounts                                                         (37)              (35)          (33)
      Inventories - Note A                                                                    500               485           495
      Deferred income taxes                                                                    87               122           122
      Other current assets                                                                     89               139            85
                                                                                      ------------     -------------  -------------
                                                                                            1,761             1,925         1,993
INVESTMENTS AND OTHER ASSETS
      Investment in Marathon Ashland Petroleum LLC (MAP)                                    2,300             2,350         2,319
      Goodwill                                                                                522               521           515
      Asbestos insurance receivable (noncurrent portion)                                      402               171           166
      Other noncurrent assets                                                                 340               341           378
                                                                                      ------------     -------------  -------------
                                                                                            3,564             3,383         3,378
PROPERTY, PLANT AND EQUIPMENT
      Cost                                                                                  3,116             3,118         3,046
      Accumulated depreciation, depletion and amortization                                 (1,728)           (1,701)       (1,616)
                                                                                      ------------     -------------  -------------
                                                                                            1,388             1,417         1,430
                                                                                      ------------     -------------  -------------

                                                                                      $     6,713      $      6,725   $     6,801
                                                                                      ============     =============  =============


                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

CURRENT LIABILITIES
      Debt due within one year                                                        $       228      $        201   $       105
      Trade and other payables                                                              1,046             1,285         1,105
      Income taxes                                                                             22                25           249
                                                                                      ------------     -------------  -------------
                                                                                            1,296             1,511         1,459
NONCURRENT LIABILITIES
      Long-term debt (less current portion)                                                 1,598             1,606         1,740
      Employee benefit obligations                                                            518               509           430
      Deferred income taxes                                                                   161               256           210
      Reserves of captive insurance companies                                                 174               166           176
      Asbestos litigation reserve (noncurrent portion)                                        525               152           162
      Other long-term liabilities and deferred credits                                        366               352           385
      Commitments and contingencis - Notes D and E
                                                                                      ------------     -------------  -------------
                                                                                            3,342             3,041         3,103

COMMON STOCKHOLDERS' EQUITY                                                                 2,075             2,173         2,239
                                                                                      ------------     -------------  -------------

                                                                                      $     6,713      $      6,725   $     6,801
                                                                                      ============     =============  =============



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Accumulated
                                                                                                              other
                                                 Common           Paid-in          Retained           comprehensive
(In millions)                                     stock           capital          earnings                    loss           Total
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT OCTOBER 1, 2001                    $      69         $     363       $     1,920             $      (126)      $   2,226
      Total comprehensive income (1)                                                     27                      (2)             25
      Cash dividends                                                                    (19)                                    (19)
      Issued common stock under
        stock incentive plans                                           7                                                         7
                                              ----------        ----------      ------------            ------------      ----------
BALANCE AT DECEMBER 31, 2001                  $      69         $     370       $     1,928             $      (128)      $   2,239
                                              ==========        ==========      ============            ============      ==========


BALANCE AT OCTOBER 1, 2002                    $      68         $     338       $     1,961             $      (194)      $   2,173
      Total comprehensive loss (1)                                                      (92)                      8             (84)
      Cash dividends                                                                    (19)                                    (19)
      Issued common stock under
        stock incentive plans                                           5                                                         5
                                              ----------        ----------      ------------            ------------     -----------
BALANCE AT DECEMBER 31, 2002                  $      68         $     343       $     1,850             $      (186)     $    2,075
                                              ==========        ==========      ============            ============     ===========

------------------------------------------------------------------------------------------------------------------------------------
(1)   Reconciliations of net income (loss) to total comprehensive income (loss) follow.

                                                                                                             Three months ended
                                                                                                                December 31
                                                                                                        ----------------------------
      (In millions)                                                                                         2002               2001
      ------------------------------------------------------------------------------------------------------------------------------
      Net income (loss)                                                                                 $    (92)     $          27
      Unrealized translation adjustments                                                                       7                 (4)
          Related tax benefits                                                                                 1                  2
                                                                                                        ---------     --------------
      Total comprehensive income (loss)                                                                 $    (84)     $          25
                                                                                                        =========     ==============


------------------------------------------------------------------------------------------------------------------------------------
At December 31, 2002, the accumulated other  comprehensive  loss of $186 million
(after tax) was comprised of net  unrealized  translation  losses of $55 million and a minimum pension liability of $131 million.


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Three months ended
                                                                                                                   December 31
                                                                                                             -----------------------
(In millions)                                                                                                    2002         2001
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS
      Income from continuing operations                                                                      $      3    $      38
      Expense (income) not affecting cash
          Depreciation, depletion and amortization                                                                 55           53
          Deferred income taxes                                                                                    15          (36)
          Equity income from affiliates                                                                           (35)         (52)
          Distributions from equity affiliates                                                                     82          119
          Other items                                                                                              (1)           -
      Change in operating assets and liabilities (1)                                                              (54)         (32)
                                                                                                             ---------   ----------
                                                                                                                   65           90
CASH FLOWS FROM FINANCING
      Proceeds from issuance of common stock                                                                        1            4
      Repayment of long-term debt                                                                                 (45)         (25)
      Increase in short-term debt                                                                                  64            -
      Dividends paid                                                                                              (19)         (19)
                                                                                                             ---------   ----------
                                                                                                                    1          (40)
CASH FLOWS FROM INVESTMENT
      Additions to property, plant and equipment                                                                  (24)         (44)
      Purchase of operations - net of cash acquired                                                                (5)          (5)
      Proceeds from sale of operations                                                                              5            -
      Other - net                                                                                                   -            5
                                                                                                             ---------   ----------
                                                                                                                  (24)         (44)
                                                                                                             ---------   ----------
CASH PROVIDED BY CONTINUING OPERATIONS                                                                             42            6
      Cash provided (used) by discontinued operations                                                             (13)          22
                                                                                                             ---------   ----------
INCREASE IN CASH AND CASH EQUIVALENTS                                                                              29           28

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                                    90          236
                                                                                                             ---------   ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                                    $    119    $     264
                                                                                                             =========   ==========

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

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL REPORTING

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Although such statements are subject to any year-end audit adjustments which may be necessary, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 2002. Results of operations for the period ended December 31, 2002, are not necessarily indicative of results to be expected for the year ending September 30, 2003.

INVENTORIES

----------------------------------------------------------------------------------------------------------------
                                                                  December 31      September 30     December 31
(In millions)                                                            2002              2002            2001
----------------------------------------------------------------------------------------------------------------
Chemicals and plastics                                            $       380     $         367     $       368
Construction materials                                                     70                68              70
Petroleum products                                                         63                58              59
Other products                                                             48                51              59
Supplies                                                                    6                 6               6
Excess of replacement costs over LIFO carrying values                     (67)              (65)            (67)
                                                                  ------------    --------------    ------------
                                                                  $       500     $         485     $       495
                                                                  ============    ==============    ============

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (EPS) from continuing operations.

----------------------------------------------------------------------------------------------------------------
                                                                                             Three months ended
                                                                                                 December 31
                                                                                             -------------------
(In millions except per share data)                                                           2002         2001
----------------------------------------------------------------------------------------------------------------
NUMERATOR
Numerator for basic and diluted EPS - Income
   from continuing operations                                                                $   3       $   38
                                                                                             ======      =======
DENOMINATOR
Denominator for basic EPS - Weighted average
      common shares outstanding                                                                 68           69
Common shares issuable upon exercise of stock options                                            -            1
                                                                                             ------      -------
Denominator for diluted EPS - Adjusted weighted
      average shares and assumed conversions                                                    68           70
                                                                                             ======      =======

BASIC EPS                                                                                    $ .04       $  .55
DILUTED EPS                                                                                  $ .04       $  .54


PRODUCT WARRANTIES

Ashland's products are not generally sold with any extended warranties; therefore, liabilities for product warranties are insignificant. Costs of product warranties are generally recorded as incurred.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK INCENTIVE PLANS

As of October 1, 2002, Ashland began expensing employee stock options in accordance with the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123 (FAS 123), "Accounting for Stock-Based Compensation." Ashland elected the modified prospective method of adoption allowed under FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Under this method, compensation cost recognized in the quarter ended December 31, 2002, is the same as that which would have been recognized had the recognition provisions of FAS 123 been applied from its original effective date. Results for prior periods have not been restated. Prior to October 1, 2002, Ashland had accounted for its stock options using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related Interpretations, which resulted in no expense recognition for Ashland. In addition to stock options, Ashland grants nonvested stock awards to key employees and directors, which are expensed over their vesting period under either APB 25 or FAS 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

----------------------------------------------------------------------------------------------------------------------
                                                                                                   Three months ended
                                                                                                      December 31
                                                                                                  --------------------
(In millions except per share data)                                                                  2002        2001
----------------------------------------------------------------------------------------------------------------------
Net income (loss) as reported                                                                     $   (92)     $   27
Add:  Stock-based employee compensation expense included
   in reported net income, net of related tax effects                                                   1           -
Deduct:  Total stock-based employee compensation expense
   determined under the fair value based method for all awards,
   net of related tax effects                                                                          (1)         (1)
                                                                                                  ----------   -------
Pro forma net income (loss)                                                                       $   (92)     $   26
                                                                                                  ==========   =======

Earnings (loss) per share:
      Basic - as reported                                                                         $ (1.35)     $  .38
      Basic - pro forma                                                                           $ (1.35)     $  .37

      Diluted - as reported                                                                       $ (1.35)     $  .38
      Diluted - pro forma                                                                         $ (1.35)     $  .36

NOTE B - UNUSUAL ITEMS

ACCOUNTING CHANGE - GOODWILL

As of October 1, 2001, Ashland adopted FASB Statement No. 142 (FAS 142), "Goodwill and Other Intangible Assets." Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are subject to annual impairment tests. As a result of the adoption of FAS 142, it was determined that the goodwill of Ashland Distribution was impaired. Accordingly, an impairment loss of $14 million ($11 million net of income taxes) was recorded as a cumulative effect of accounting change as of October 1, 2001. The December 2001 quarter has been restated to include this loss.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE B - UNUSUAL ITEMS (CONTINUED)

DISCONTINUED OPERATIONS

Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos. During the quarter ended December 31, 2002, Ashland increased its reserve for asbestos claims by $390 million to cover litigation defense and claim settlement costs expected to be paid during the next ten years. Because insurance provides reimbursements for most of these costs and coverage-in-place agreements exist with the insurance companies that provide substantially all of the coverage currently being accessed, the majority of the increase in the asbestos reserve is expected to be offset by probable insurance recoveries valued at $235 million. The resulting $155 million pretax charge to income (net of deferred income tax benefits of $60 million) is reflected as an after-tax loss from discontinued operations of $95 million in the Statements of Consolidated Income. See Note E for further discussion of Ashland's asbestos-related litigation.

MAP INVENTORY VALUATION ADJUSTMENTS

Marathon Ashland Petroleum LLC (MAP) maintains an inventory valuation reserve to reduce the LIFO cost of its inventories to their net realizable values. Adjustments in that reserve are recognized quarterly based on changes in petroleum product prices, creating non-cash charges or credits to Ashland's earnings.

The following tables show the effect of unusual items on Ashland's operating income, net income (loss) and diluted earnings (loss) per share.


------------------------------------------------------------------------------------------------------------------------
                                                                                                   Three months ended
                                                                                                      December 31
                                                                                                 -----------------------
(In millions except per share data)                                                                   2002         2001
------------------------------------------------------------------------------------------------------------------------
Operating income before unusual items                                                            $      37    $     127
      MAP inventory valuation adjustments                                                                -          (29)
                                                                                                 ----------   ----------
Operating income as reported                                                                     $      37    $      98
                                                                                                 ==========   ==========

Net income before unusual items                                                                  $       3    $      56
      MAP inventory valuation adjustments                                                                -          (18)
      Results of discontinued operations                                                               (95)           -
      Cumulative effect of accounting change                                                             -          (11)
                                                                                                 ----------   ----------
Net income (loss) as reported                                                                    $     (92)   $      27
                                                                                                 ==========   ==========

Diluted earnings per share before unusual items                                                  $     .04    $     .80
      Impact of unusual items                                                                        (1.39)        (.42)
                                                                                                 ----------   ----------
Diluted earnings (loss) per share as reported                                                    $   (1.35)   $     .38
                                                                                                 ==========   ==========

NOTE C - UNCONSOLIDATED AFFILIATES

Ashland is required by Rule 3-09 of Regulation S-X to file separate financial statements for its significant unconsolidated affiliate, Marathon Ashland Petroleum LLC (MAP). Financial statements for MAP for the year ended December 31, 2001, were filed on a Form 10-K/A on March 14, 2002. Financial statements for MAP for the year ended December 31, 2002, will be filed by means of a Form 10-K/A on or before March 31, 2003. Unaudited income statement information for MAP is shown below.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE C - UNCONSOLIDATED AFFILIATES (CONTINUED)

MAP is organized as a limited liability company that has elected to be taxed as a partnership. Therefore, the parents are responsible for income taxes applicable to their share of MAP's taxable income. The net income reflected below for MAP does not include any provision for income taxes that will be incurred by its parents.

------------------------------------------------------------------------------------------------------------------------
                                                                                                   Three months ended
                                                                                                      December 31
                                                                                                 -----------------------
(In millions)                                                                                         2002         2001
------------------------------------------------------------------------------------------------------------------------
Sales and operating revenues                                                                     $   7,078    $   5,743
Income from operations                                                                                  94          147
Net income
      Including inventory valuation adjustments                                                         92          144
      Excluding inventory valuation adjustments                                                         92          221
Ashland's equity income
      Including inventory valuation adjustments                                                         31           50
      Excluding inventory valuation adjustments                                                         31           79

NOTE D - LEASES AND OTHER COMMITMENTS

LEASES

Under various operating leases, Ashland has guaranteed the residual value of the underlying leased property that had an unamortized cost totaling $162 million at December 31, 2002. If Ashland had cancelled those leases at that date, its maximum obligations under the residual value guarantees would have amounted to $140 million. Ashland does not expect to incur any significant charge to earnings under these guarantees, $74 million of which relates to real estate. These lease agreements are with unrelated third party lessors and Ashland has no additional contractual or other commitments to any party relative to these leases.

FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," was issued in January 2003. Under FIN 46 certain of the lessor entities as currently structured would require consolidation in Ashland's financial statements. However, it is Ashland's intent to restructure those leases before the effective date of the consolidation provisions for existing entities under FIN 46.

FASB Interpretation No. 45 (FIN 45), "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued in November 2002. Upon entering new lease agreements with residual value guarantees after December 31, 2002, Ashland will be required to record the fair value at inception of these guarantee obligations in accordance with FIN 45. Ashland cannot currently estimate the ultimate value of the obligations that will be recorded. However, the liability is generally expected to be offset with an asset (prepaid rent), and both the asset and liability will be amortized over the life of the lease, with no impact on results of operations.

OTHER COMMITMENTS

Ashland has guaranteed 38% of MAP's payments for certain crude oil purchases, up to a maximum guarantee of $95 million. At December 31, 2002, Ashland's contingent liability under this guarantee amounted to the full $95 million. Ashland has not made and does not expect to make any payments under this guarantee.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE E- LITIGATION, CLAIMS AND CONTINGENCIES

ASBESTOS-RELATED LITIGATION

Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos. Virtually all of those liabilities result from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation (Riley), a former subsidiary. Although Riley was neither a producer nor a manufacturer of asbestos, its industrial boilers contained some asbestos-containing components provided by other companies.

A summary of asbestos claims activity follows. Because claims are frequently filed and settled in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period. Claims filed in Mississippi amounted to 65% of the total in the quarter ended December 31, 2002, compared to 35% during the last three years. Ashland believes the increase in the Mississippi percentage and the higher claim-filing rate resulted from tort reform legislation in that state that became effective on January 1, 2003.

-----------------------------------------------------------------------------------------------------------------------
                                                 Three months ended
                                                        December 31                Years ended September 30
                                               --------------------     -----------------------------------------------
(In thousands)                                                 2002             2002              2001             2000
-----------------------------------------------------------------------------------------------------------------------
Open claims - beginning of period                               160              167               118               93
New claims filed                                                 22               45                52               37
Claims settled                                                   (3)             (15)               (2)              (9)
Claims dismissed                                                 (8)             (37)               (1)              (3)
                                               ---------------------    -------------      -------------    -----------
Open claims - end of period                                     171              160               167              118
                                               =====================    =============      =============    ===========

Since October 1, 1999, Riley has been dismissed as a defendant in 63% of the resolved claims. Amounts spent on litigation defense and claim settlements totaled $17 million for the quarter ended December 31, 2002, compared to annual costs of $38 million in 2002, $15 million in 2001 and $11 million in 2000.

During the December 2002 quarter, Ashland increased its reserve for asbestos claims by $390 million to cover the litigation defense and claim settlement costs expected to be paid during the next ten years. Prior to December 31, 2002, the asbestos reserve was based on the estimated costs that would be incurred to settle open claims. The estimates of future asbestos claims and related costs were developed with the assistance of Hamilton, Rabinovitz & Alschuler, Inc. (HR&A), nationally recognized experts in that field. Reflecting the additional provision, Ashland's reserve for asbestos claims on an undiscounted basis amounted to $575 million at December 31, 2002, compared to $203 million at December 31, 2001.

The methodology used by HR&A to project future asbestos costs was based largely on Ashland's recent experience, including claim-filing and settlement rates, disease mix, open claims, and litigation defense and claim settlement costs. Ashland's claim experience was compared to the results of previously conducted epidemiological studies estimating the number of people likely to develop asbestos-related diseases. Those studies were undertaken in connection with national analyses of the population expected to have been exposed to asbestos. Using that information, HR&A estimated the number of future claims that would be filed, as well as the related costs that would be incurred in resolving those claims.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE E- LITIGATION, CLAIMS AND CONTINGENCIES (CONTINUED)

However, projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict. In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, Ashland believes that ten years is the most reasonable period for recognizing a reserve for future costs, and that costs that might be incurred after that period are not reasonably estimable.

Because insurance provides reimbursements for most of these costs and coverage-in-place agreements exist with the insurance companies that provide substantially all of the coverage currently being accessed, the majority of the increase in the asbestos reserve is expected to be offset by probable insurance recoveries valued at $235 million. At December 31, 2002, Ashland's receivable for recoveries of such costs from its insurers amounted to $427 million, of which $35 million relates to costs previously paid. Receivables from insurance companies amounted to $184 million at December 31, 2001.

Ashland retained the services of Tillinghast-Towers Perrin to assist management in the estimation of probable insurance recoveries at December 31, 2002. Such recoveries are based on assumptions and estimates surrounding the available insurance coverage, including the continued viability of all solvent insurance carriers. About 36% of the estimated receivables from insurance companies at December 31, 2002, are expected to be due from Equitas Limited (Equitas) and other London companies. Of the remainder, around 93% is expected to come from companies or groups that are rated A or higher by A. M. Best.

Although coverage limits are resolved in the coverage-in-place agreement with Equitas and other London companies, there is a disagreement with these companies over the timing of recoveries. The resolution of this disagreement could have a material effect on the value of insurance recoveries from those companies. In estimating the value of future recoveries at December 31, 2002, Ashland used the least favorable interpretation of this agreement and will continue to do so until such time as the disagreement is resolved.

ENVIRONMENTAL REMEDIATION

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At December 31, 2002, such locations included 98 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, approximately 140 current and former operating facilities (including certain facilities conveyed to MAP) and about 1,220 service station properties. Ashland's reserves for environmental remediation amounted to $175 million at December 31, 2002, and reflect its estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE E- LITIGATION, CLAIMS AND CONTINGENCIES (CONTINUED)

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

OTHER LEGAL PROCEEDINGS

In addition to the matters described above, there are pending or threatened against Ashland and its current and former subsidiaries various claims, lawsuits and administrative proceedings. Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts. While these actions are being contested, their outcome is not predictable with assurance.


------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Three months ended
                                                                                                                     December 31
                                                                                                               ---------------------
(In millions)                                                                                                     2002         2001
------------------------------------------------------------------------------------------------------------------------------------
REVENUES
    Sales and operating revenues
       APAC                                                                                                    $   558     $    681
       Ashland Distribution                                                                                        636          584
       Ashland Specialty Chemical                                                                                  333          312
       Valvoline                                                                                                   281          255
       Intersegment sales
          Ashland Distribution                                                                                      (5)          (5)
          Ashland Specialty Chemical                                                                               (16)         (15)
                                                                                                               --------    ---------
                                                                                                                 1,787        1,812
    Equity income
       APAC                                                                                                          2            -
       Ashland Specialty Chemical                                                                                    2            1
       Valvoline                                                                                                     -            1
       Refining and Marketing                                                                                       31           50
                                                                                                               --------    ---------
                                                                                                                    35           52
    Other income
       APAC                                                                                                          4            1
       Ashland Distribution                                                                                         10            9
       Ashland Specialty Chemical                                                                                    8            5
       Valvoline                                                                                                     1            1
       Refining and Marketing                                                                                        -            2
       Corporate                                                                                                     1            1
                                                                                                               --------    ---------
                                                                                                                    24           19
                                                                                                               --------    ---------
                                                                                                               $ 1,846     $  1,883
                                                                                                               ========    =========
OPERATING INCOME
    APAC                                                                                                       $     -     $     36
    Ashland Distribution                                                                                             9            9
    Ashland Specialty Chemical                                                                                      18           16
    Valvoline                                                                                                       15           11
    Refining and Marketing (1)                                                                                      24           45
    Corporate                                                                                                      (29)         (19)
                                                                                                               --------    ---------
                                                                                                               $    37     $     98
                                                                                                               ========    =========

------------------------------------------------------------------------------------------------------------------------------------
(1)    Includes Ashland's equity income from MAP, amortization related to
       Ashland's excess investment in MAP, and other activities associated with refining and marketing.

                                    13


------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Three months ended
                                                                                                                    December 31
                                                                                                               ---------------------
                                                                                                                  2002         2001
------------------------------------------------------------------------------------------------------------------------------------
OPERATING INFORMATION
APAC
    Construction backlog at December 31 (millions) (1)                                                         $ 1,697     $  1,546
    Hot-mix asphalt production (million tons)                                                                      7.1          9.3
    Aggregate production (million tons)                                                                            7.1          7.9
    Ready-mix concrete production (million cubic yards)                                                             .5           .5
Ashland Distribution (2)
    Sales per shipping day (millions)                                                                          $  10.3     $    9.4
    Gross profit as a percent of sales                                                                            16.0%        16.5%
Ashland Specialty Chemical (2)
    Sales per shipping day (millions)                                                                          $   5.4     $    5.0
    Gross profit as a percent of sales                                                                            34.7%        34.5%
Valvoline lubricant sales (million gallons)                                                                       42.8         41.6
Refining and Marketing (3)
    Crude oil refined (thousand barrels per day)                                                                   831          925
    Refined products sold (thousand barrels per day) (4)                                                         1,306        1,317
    Refining and wholesale marketing margin (per barrel) (5)                                                   $  1.93     $   2.70
    Speedway SuperAmerica (SSA)
       Retail outlets at December 31                                                                             2,006        2,104
       Gasoline and distillate sales (million gallons)                                                             897          916
       Gross margin - gasoline and distillates (per gallon)                                                    $ .1010     $  .1139
       Merchandise sales (millions)                                                                            $   583     $    584
       Merchandise margin (as a percent of sales)                                                                 24.1%        24.0%

------------------------------------------------------------------------------------------------------------------------------------

(1)      Includes   APAC's   proportionate   share   of  the   backlog   of
         unconsolidated joint ventures.

(2) Sales are defined as sales and operating revenues. Gross profit is defined as sales and operating revenues, less cost of sales and operating expenses, and depreciation and amortization relative to manufacturing assets.

(3) Amounts represent 100% of MAP's operations, in which Ashland owns a 38% interest.

(4) Total average daily volume of all refined product sales to MAP's wholesale, branded and retail (SSA) customers.

(5) Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Ashland recorded a net loss of $92 million for the quarter ended December 31, 2002, compared to net income of $27 million for the quarter ended December 31, 2001. Both periods included unusual items as described in Note B to the Condensed Consolidated Financial Statements. The December 2002 quarter included a $95 million after-tax loss from discontinued operations associated with estimated future asbestos liabilities less probable insurance recoveries. The December 2001 quarter included an $18 million after-tax charge for inventory valuation adjustments for Marathon Ashland Petroleum (MAP) and an $11 million after-tax charge for the cumulative effect of an accounting change for goodwill. Excluding these unusual items, net income amounted to $3 million in the 2002 period, compared to $56 million in the 2001 period. Operating income excluding unusual items amounted to $37 million in the December 2002 quarter compared to $127 million for the December 2001 quarter. Higher crude oil prices and abnormally high rainfall negatively affected operating income for MAP and APAC, respectively. Valvoline and Ashland Specialty Chemical reported improved results, while Ashland Distribution was comparable to the prior year.

APAC

APAC's construction operations reported near break-even results for the December 2002 quarter, compared to operating income of $36 million for the December 2001 quarter. The reduced results reflected higher than usual precipitation throughout the quarter in much of APAC's operating area. According to the National Oceanic and Atmospheric Administration, rainfall in October was among the highest levels on record in nine of the 14 states in which APAC operates. The months of November and December also posted above-average precipitation in most of APAC's geographic markets. Net construction job revenue (total revenue less subcontract costs) decreased 21% from the prior year period, while net job margins declined from 7.6% to 7.1%. Production of hot-mix asphalt declined 24%, and aggregate production dropped 10%.

APAC expects to report a loss for the March 2003 quarter that will be substantially larger than the $14 million loss reported in the March 2002 quarter. As a result, fiscal 2003 operating income may not equal the $122 million reported in 2002. However, APAC's backlog of $1.7 billion at December 31 was 10% higher than a year ago, and Ashland remains optimistic that APAC will have a strong second half of fiscal 2003. APAC remains on track to earn a 10% after-tax return on investment by fiscal 2004. Initiatives to transform APAC's business processes and restructure its organization are on schedule, and results from those efforts are expected to be seen in the second half of fiscal 2003.

ASHLAND DISTRIBUTION

Operating income of $9 million from Ashland Distribution was comparable to last year's December quarter. Most of the profits for both quarters ($6 million in 2002 and $7 million in 2001) came from litigation settlements and asset sales. Ashland Distribution continues to be affected by the weak economy and is still experiencing higher general and administrative expenses associated with the reorganization of this business. This initiative is beginning to have an impact. For example, daily sales volumes were up by 10% compared to the same period last year.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

ASHLAND SPECIALTY CHEMICAL

Ashland Specialty Chemical reported operating income of $18 million for the December 2002 quarter, compared to $16 million for the December 2001 quarter, reflecting improved results from four of the six lines of business. Electronic chemicals, casting solutions, and specialty polymers & adhesives all reported substantially higher results, reflecting increased sales volumes due to market improvements. Composite Polymers and Drew Marine declined as a result of margin compression.

VALVOLINE

For the quarter ended December 31, 2002, Valvoline reported operating income of $15 million, up 36% from the $11 million reported for the December 2001 quarter. The outstanding quarter reflected stronger results from the "do-it-yourself" and "do-it-for-me" segments of the U.S. market, as well as from international operations. Higher volumes from the core lubricants business and the success of Valvoline's ongoing premium product strategy contributed to the improvement. Valvoline Instant Oil Change reported record December quarter results. The sale of nearly all of Valvoline's remaining R-12 refrigerant inventory added modestly to operating profit. The strategy to emphasize new product development and premium brands has resulted in operating income that has successfully replaced former contributions from R-12.

REFINING AND MARKETING

Operating income from Refining and Marketing, which consists primarily of equity income from Ashland's 38% ownership interest in MAP, amounted to $24 million for the quarter ended December 31, 2002. This reflects a 68%
decline compared to $74 million for the December 2001 quarter, which excludes $29 million in unfavorable inventory valuation adjustments described in Note B to the Condensed Consolidated Financial Statements. Equity income from MAP's refining and wholesale marketing operations was down $46 million, reflecting a decline of 77 cents per barrel in MAP's refining and wholesale marketing margin and a 10% reduction in crude oil throughput. During the quarter, crude oil prices were extremely volatile due to the labor strike affecting oil production in Venezuela and continuing uncertainty over Iraq. As a result, crude oil prices escalated rapidly in December, squeezing product margins. MAP also experienced a heavy maintenance schedule which reduced crude oil throughput and production of refined products. Equity income from MAP's retail operations (Speedway SuperAmerica and a 50% interest in the Pilot Travel Centers joint venture) declined $3 million, reflecting decreased product volumes and margins. Although MAP had a difficult December quarter, it has been the industry leader in profit per barrel of crude oil refined, and profits should improve as markets stabilize. MAP also remains a strong cash generator and provided an $82 million cash distribution to Ashland during the quarter.

CORPORATE

Corporate expenses amounted to $29 million in the quarter ended December 31, 2002, compared to $19 million for the quarter ended December 31, 2001. The increase reflects an $8 million charge for severance and other transition costs related to Ashland's program to reduce general and administrative costs by $25 million per year, as well as the decision to begin expensing stock options as of October 1, 2002. Savings from the G&A cost reduction program will be substantially realized by the second half of fiscal 2003.

NET INTEREST AND OTHER FINANCIAL COSTS

For the quarter ended December 31, 2002, net interest and other financial costs totaled $33 million, compared to $36 million for the December 2001 quarter. The decline reflects lower interest rates and a reduction in the average level of debt outstanding.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

DISCONTINUED OPERATIONS

As described in Notes B and E to the Condensed Consolidated Financial Statements, the December 2002 quarter included a $95 million after-tax loss from discontinued operations associated with estimated future asbestos liabilities less probable insurance recoveries.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

As described in Note B to the Condensed Consolidated Financial Statements, as a result of the adoption of FAS 142 in the December 2001 quarter, Ashland recognized an impairment loss of $11 million after income taxes related to the goodwill of Ashland Distribution.

FINANCIAL POSITION

LIQUIDITY

Cash flows from operations, a major source of Ashland's liquidity, amounted to $65 million for the three months ended December 31, 2002, compared to $90 million for the three months ended December 31, 2001. Ashland's cash flows from operations exceeded its capital requirements for net property additions and dividends by $24 million for the three months ended December 31, 2002.

Ashland's financial position has enabled it to obtain capital for its financing needs and to maintain investment grade ratings on its senior debt of Baa2 from Moody's and BBB from Standard & Poor's. Ashland has two revolving credit agreements providing for up to $425 million in borrowings, neither of which has been used. Under a shelf registration, Ashland can also issue an additional $545 million in debt and equity securities should future opportunities or needs arise. Furthermore, Ashland has access to the commercial paper markets and various uncommitted lines of credit. While the revolving credit agreements contain a covenant limiting new borrowings based on Ashland's stockholders' equity, these agreements would have permitted an additional $1.2 billion of borrowings at December 31, 2002. Additional permissible borrowings are increased (decreased) by 150% of any increase (decrease) in stockholders' equity.

At December 31, 2002, working capital (excluding debt due within one year) amounted to $693 million, compared to $615 million at September 30, 2002, and $639 million at December 31, 2001. Ashland's working capital is affected by its use of the LIFO method of inventory valuation. That method valued inventories below their replacement costs by $67 million at December 31, 2002, $65 million at September 30, 2002, and $67 million at December 31, 2001. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 84% of current liabilities at December 31, 2002, compared to 78% at September 30, 2002, and 88% at December 31, 2001.

CAPITAL RESOURCES

For the three months ended December 31, 2002, property additions amounted to $24 million, compared to $44 million for the same period last year. Property additions and cash dividends for the remainder of fiscal 2003 are estimated at $135 million and $56 million, respectively. Ashland anticipates meeting its remaining 2003 capital requirements for property additions, dividends and scheduled debt repayments of $146 million from internally generated funds.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

CAPITAL RESOURCES (CONTINUED)

Ashland's debt level amounted to $1.8 billion at December 31, 2002, September 30, 2002, and December 31, 2001. Debt as a percent of capital employed amounted to 46.8% at December 31, 2002, compared to 45.4% at September 30, 2002, and 45.2% at December 31, 2001. At December 31, 2002, Ashland's debt included $215 million of floating-rate obligations, including $74 million of short-term commercial paper and $141 million of long-term debt, and the interest rates on an additional $153 million of fixed-rate, medium-term notes were effectively converted to floating rates through interest rate swap agreements. In addition, Ashland's costs under its sale of receivables program and various operating leases are based on the floating-rate interest costs on $267 million of third-party debt underlying those transactions. As a result, Ashland was exposed to fluctuations in short-term interest rates on $635 million of debt obligations at December 31, 2002.

Earnings before interest, taxes, depreciation and amortization (EBITDA) is a widely accepted financial indicator of a company's ability to incur and service debt. Ashland's EBITDA, which represents operating income plus depreciation, depletion and amortization (each excluding unusual items), amounted to $92 million for the quarter ended December 31, 2002, compared to $180 million for the quarter ended December 31, 2001. EBITDA should not be considered in isolation or as an alternative to net income, operating income, cash flows from operations, or a measure of a company's profitability, liquidity or performance under generally accepted accounting principles.

ASBESTOS-RELATED LITIGATION AND ENVIRONMENTAL REMEDIATION

For a discussion of Ashland's asbestos-related litigation and environmental remediation matters, see Note E to the Condensed Consolidated Financial Statements.

FORWARD LOOKING STATEMENTS

Management's Discussion and Analysis (MD&A) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, with respect to various information in the Results of Operations, Capital Resources, Asbestos-Related Litigation and Environmental Remediation sections of this MD&A. Estimates as to operating performance, earnings, and scope and effect of asbestos and environmental liabilities are based upon a number of assumptions, including those mentioned in MD&A. Such estimates are also based upon internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, weather, operating efficiencies and economic conditions, such as prices, supply and demand, cost of raw materials, and legal proceedings and claims (including asbestos and environmental matters). Although Ashland believes its expectations are based on reasonable assumptions, it cannot assure the expectations reflected in MD&A will be achieved. This forward-looking information may prove to be inaccurate and actual results may differ significantly from those anticipated if one or more of the underlying assumptions or expectations proves to be inaccurate or is unrealized, or if other unexpected  conditions or events occur.  Other factors and risks  affecting
Ashland  are  contained  in  Risks  and  Uncertainties  in  Note  A to  the
Consolidated Financial Statements in Ashland's 2002 Annual Report and in Ashland's Form 10-K for the fiscal year ended September 30, 2002. Ashland undertakes no obligation to subsequently update or revise these forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland's market risk exposure at December 31, 2002 is consistent with, and not greater than, the types and amounts of market risk exposures presented in Ashland's Form 10-K for the fiscal year ended September 30, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Ashland's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of Ashland's disclosure controls and procedures as of a date within 90 days of the filing date of this Form 10-Q, have concluded that the disclosure controls and procedures were effective to ensure that material information relating to Ashland and its consolidated subsidiaries was made known to them by others within those entities.

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

                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1. LEGAL PROCEEDINGS

     ENVIRONMENTAL PROCEEDINGS - (1) As of December 31, 2002, Ashland has been identified as a "potentially responsible party" ("PRP") under Superfund or similar state laws for potential joint and several liability for clean-up costs in connection with alleged releases of hazardous substances associated with 98 waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency or a state agency, in which Ashland is typically participating as a member of a PRP group. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight, and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance. For additional information regarding environmental matters and reserves, see Note E to the Condensed Consolidated Financial Statements.

     (2) As previously reported in Ashland's Form 10-Q for the quarter ended March 31, 2002, on May 13, 2002, Ashland entered into a plea agreement with the United States Attorney's Office for the District of Minnesota and the Environmental Crimes Section of the United States Department of Justice regarding a May 16, 1997 sewer fire at the St. Paul Park, Minnesota refinery now owned by Marathon Ashland Petroleum LLC, a joint venture company of Marathon Oil Company and Ashland. As part of the plea agreement, Ashland entered guilty pleas to two federal misdemeanors, paid a $3.5 million fine related to violations of the Clean Air Act, paid $3.55 million as restitution to the employees injured in the fire, paid $200 thousand as restitution to the responding rescue units, and is funding approximately $4.0 million in upgrades to the St. Paul Park refinery's process sewers, junction boxes and drains. In addition, as part of the plea agreement, Ashland entered into a deferred prosecution agreement with regard to a separate count charging it with violating Subpart QQQ of the New Source Performance Standards of the Clean Air Act. The deferred prosecution agreement provided that so long as Ashland satisfied the terms and conditions of the plea agreement, the United States would dismiss with prejudice that count. On December 23, 2002, the United States District Court for the District of Minnesota imposed all conditions of the plea agreement except Ashland paid a fine of $5.4 million for violations of the Clean Air Act instead of the proposed $3.5 million. The court also placed Ashland on probation for a period of five years.

     ASBESTOS-RELATED LITIGATION - Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos. For additional information regarding liabilities arising from asbestos-related litigation, see Note E to the Condensed Consolidated Financial Statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Ashland's Annual Meeting of Shareholders was held on January 30, 2003 at the Metropolitan Club, 50 E. RiverCenter Boulevard, Covington, Kentucky at 10:30 a.m.

(b) Ashland's shareholders at said meeting elected four directors (Roger W. Hale, Patrick F. Noonan, Jane C. Pfeiffer and George A. Schaefer, Jr.) to serve a three-year term.


                                                           Votes
                                             Affirmative            Withheld

         Roger W. Hale                       55,794,640             7,113,669
         Patrick F. Noonan                   55,804,765             7,103,544
         Jane C. Pfeiffer                    61,156,360             1,751,949
         George A. Schaefer, Jr.             61,259,349             1,648,960


Directors who continued in office: Ernest H. Drew, Bernadine P. Healy, M.D., Mannie L. Jackson, James J. O'Brien, W. L. Rouse, Theodore M. Solso and Michael J. Ward.

(c) Ashland's shareholders at said meeting ratified the appointment of Ernst & Young LLP as independent auditors for fiscal year 2003 by a vote of 55,143,390 affirmative, to 7,208,100 negative and 556,819 abstention votes.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

12       Computation of Ratio of Earnings to Fixed Charges.

99.1 Certificate of James J. O'Brien, Chief Executive Officer of Ashland, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

99.2 Certificate of J. Marvin Quin, Chief Financial Officer of Ashland, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.


(b)      REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed during the quarter ended December 31, 2002.

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


                                             Ashland Inc.
                                     ------------------------------
                                            (Registrant)


Date: February 13, 2003             /s/ J. Marvin Quin
                                    -------------------------------
                                    J. Marvin Quin
                                    Senior Vice President and Chief Financial
                                    Officer (on behalf of the Registrant and
                                    as principal financial officer)




                                  CERTIFICATION

Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer Regarding Facts and Circumstances Relating to Exchange Act Filings.

I, James J. O'Brien, Chief Executive Officer of Ashland Inc., certify that:

1.       I have  reviewed  this  quarterly  report on Form 10-Q of  Ashland
         Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)       Evaluated  the   effectiveness  of  the  registrant's   disclosure
         controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

                                                  /s/ James J. O'Brien
                                                  -------------------------
                                                  Chief Executive Officer

                                  CERTIFICATION

Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings.

I, J. Marvin Quin, Chief Financial Officer of Ashland Inc., certify that:

1.       I have  reviewed  this  quarterly  report on Form 10-Q of  Ashland
         Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)       Evaluated  the   effectiveness  of  the  registrant's   disclosure
         controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003
                                                  /s/ J. Marvin Quin
                                                  -------------------------
                                                  Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit
No.                                Description
------   ------------------------------------------------------------------


12       Computation of Ratio of Earnings to Fixed Charges.

99.1 Certificate of James J. O'Brien, Chief Executive Officer of Ashland, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

99.2 Certificate of J. Marvin Quin, Chief Financial Officer of Ashland, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.