Form 10-K/A
period 2002-09-30
ASHLAND INC
filed 2003-03-20
CIK 7694

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

                                EXPLANATORY NOTE
                                ----------------

     This amendment to the Annual Report on Form 10-K/A for the fiscal year ended September 30, 2002 of Ashland Inc. ("Ashland") is being filed to include the audited financial statements of Marathon Ashland Petroleum LLC ("MAP") for the fiscal year ended December 31, 2002 as required by Rule 3-09 of Regulation S-X. Ashland has a 38% equity interest in MAP. In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the text of the amended item is set forth in its entirety in the pages attached hereto.

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

21       List of subsidiaries.

23.1     Consent of independent auditors.

23.2*    Consent of PricewaterhouseCoopers LLP.

24       Power  of  Attorney,   including   resolutions  of  the  Board  of
         Directors.

99.1*    Certificate  of Chief  Executive  Officer of Ashland  pursuant  to
         Section 906 of the Sarbanes-Oxley  Act of 2002, 18 U.S.C.  Section
         1350.

99.2*    Certificate  of Chief  Financial  Officer of Ashland  pursuant  to
         Section 906 of the Sarbanes-Oxley  Act of 2002, 18 U.S.C.  Section
         1350.

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

                                               Date:  March 20, 2003

                                  CERTIFICATION
                                  -------------

Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer Regarding Facts and Circumstances Relating to Exchange Act Filings.

     I, James J. O'Brien, Chief Executive Officer of Ashland Inc., certify that:

1.       I have reviewed this annual report on Form 10-K/A of Ashland Inc.;

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

Date: March 20, 2003

                                               /s/ James J. O'Brien
                                               -------------------------------
                                               Chief Executive Officer


                                  CERTIFICATION
                                  -------------

Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings.

     I, J. Marvin Quin, Chief Financial Officer of Ashland Inc., certify that:

1.       I have reviewed this annual report on Form 10-K/A of Ashland Inc.;

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

Date:  March 20, 2003
                                               /s/ J. Marvin Quin
                                               -------------------------------
                                               Chief Financial Officer

                               EXHIBIT INDEX


Exhibit
No.                           Description
-------  ---------------------------------------------------------------------


23.2     Consent of PricewaterhouseCoopers LLP.

99.1     Certificate  of Chief  Executive  Officer of Ashland  pursuant  to
         Section 906 of the Sarbanes-Oxley  Act of 2002, 18 U.S.C.  Section
         1350.

99.2     Certificate  of Chief  Financial  Officer of Ashland  pursuant  to
         Section 906 of the Sarbanes-Oxley  Act of 2002, 18 U.S.C.  Section
         1350.

                 MARATHON ASHLAND PETROLEUM LLC AND SUBSIDIARIES



                    AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002




                                    CONTENTS

                                                                            Page

REPORT OF INDEPENDENT ACCOUNTANTS:                                             1

CONSOLIDATED FINANCIAL STATEMENTS:

     CONSOLIDATED STATEMENT OF INCOME -----------------------------------------2
     CONSOLIDATED BALANCE SHEET -----------------------------------------------3
     CONSOLIDATED STATEMENT OF CASH FLOWS -------------------------------------4
     CONSOLIDATED STATEMENT OF MEMBERS' CAPITAL -------------------------------5


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:

     NOTE A     -  BUSINESS DESCRIPTION AND BASIS OF PRESENTATION -------------6
     NOTE B     -  SUMMARY OF PRINCIPAL ACCOUNTING POLICIES -------------------6
     NOTE C     -  NEW ACCOUNTING STANDARDS -----------------------------------8
     NOTE D     -  RELATED PARTY TRANSACTIONS --------------------------------10
     NOTE E     -  OTHER ITEMS -----------------------------------------------12
     NOTE F     -  PENSIONS AND OTHER POSTRETIREMENT BENEFITS ----------------13
     NOTE G     -  INCOME TAXES ----------------------------------------------14
     NOTE H     -  INVENTORIES -----------------------------------------------15
     NOTE I     -  INVESTMENTS AND LONG-TERM RECEIVABLES ---------------------15
     NOTE J     -  PROPERTY, PLANT AND EQUIPMENT -----------------------------16
     NOTE K     -  SHORT-TERM DEBT -------------------------------------------16
     NOTE L     -  LONG-TERM DEBT --------------------------------------------17
     NOTE M     -  SUPPLEMENTAL CASH FLOW INFORMATION ------------------------17
     NOTE N     -  LEASES ----------------------------------------------------17
     NOTE O     -  DERIVATIVE INSTRUMENTS ------------------------------------18
     NOTE P     -  FAIR VALUE OF FINANCIAL INSTRUMENTS -----------------------18
     NOTE Q     -  CONTINGENCIES AND COMMITMENTS -----------------------------18
     NOTE R     -  SUBSEQUENT EVENTS -----------------------------------------20

PRICEWATERHOUSECOOPERS LLP
                                                      PricewaterhouseCoopers LLP
                                                      1201 Louisiana, Suite 2900
                                                         Houston, TX  77002-5678




                        REPORT OF INDEPENDENT ACCOUNTANTS



February 18, 2003


To the Board of Managers of
Marathon Ashland Petroleum LLC:

In our opinion, the accompanying consolidated financial statements appearing on pages 2 through 20 present fairly, in all material respects, the financial position of Marathon Ashland Petroleum LLC and its subsidiaries (MAP) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of MAP's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note C to the financial statements, MAP changed its method of accounting for derivatives in 2001.

/s/  PricewaterhouseCoopers LLP


CONSOLIDATED STATEMENT OF INCOME (Dollars in Millions)


MARATHON ASHLAND PETROLEUM LLC AND SUBSIDIARIES

                                                                                         Year Ended December 31
                                                                          ----------------------------------------------------
                                                                               2002                2001                2000
                                                                          -------------       -------------       ------------
REVENUES AND OTHER INCOME:
       Sales and other operating revenues (including consumer
              excise taxes)                                               $     25,389        $     26,587        $     28,343
       Sales to related parties - Note D                                         1,010                 658                 432
       Income from equity method investments                                        48                  41                  22
       Net gains on disposal of assets                                              40                  30                  28
       Other income                                                                 26                  32                  30
                                                                          -------------       -------------       ------------

              Total revenues and other income                                   26,513              27,348              28,855
                                                                          -------------       -------------       ------------

COSTS AND EXPENSES:
       Cost of revenues (excludes items shown below)                            20,008              19,372              21,745
       Purchases from related parties - Note D                                     882                 710                 660
       Consumer excise taxes                                                     4,250               4,404               4,344
       Depreciation and amortization                                               365                 348                 316
       Selling, general and administrative expenses                                489                 435                 355
       Other taxes                                                                 138                 141                 130
       Inventory market valuation charges (credits) - Note H                       (77)                 77                  --
                                                                          -------------       -------------       ------------

              Total costs and expenses                                          26,055              25,487              27,550
                                                                          -------------       -------------       ------------

INCOME FROM OPERATIONS:                                                            458               1,861               1,305
Net interest and other financial income (costs) - Note E                            (5)                  4                  12
                                                                          -------------       -------------       ------------

INCOME BEFORE INCOME TAXES:                                                        453               1,865               1,317
Provision for income taxes - Note G                                                  3                   9                   7
                                                                          -------------       -------------       ------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
       IN ACCOUNTING PRINCIPLE:                                                    450               1,856               1,310
       Cumulative effect of change in derivatives accounting - Note C               --                 (20)                 --
                                                                          -------------       -------------       ------------

NET INCOME                                                                $        450        $      1,836        $      1,310
                                                                          =============       =============       ============





            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                    CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEET (Dollars in Millions)


MARATHON ASHLAND PETROLEUM LLC AND SUBSIDIARIES

                                                                                                         December 31
                                                                                              ---------------------------------
                                                                                                   2002                2001
                                                                                              -------------       -------------
ASSETS:
       Current assets:
              Cash and cash equivalents                                                       $         27        $         33
              Receivables, less allowance for doubtful accounts of $5
                    and $3                                                                           1,196               1,087
              Related party receivables - Note D                                                        52                  59
              Inventories - Note H                                                                   1,915               1,793
              Other current assets                                                                      40                  41
                                                                                              -------------       -------------
                           Total current assets                                                      3,230               3,013

       Investments and long-term receivables - Note I                                                  543                 502
       Property, plant and equipment - net - Note J                                                  4,204               3,977
       Goodwill                                                                                         21                  21
       Intangibles                                                                                      57                  23
       Other noncurrent assets                                                                          26                  22
                                                                                              -------------       -------------

                           Total assets                                                       $      8,081        $      7,558
                                                                                              =============       =============

LIABILITIES:
       Current liabilities:
              Accounts payable                                                                $      2,116        $      1,736
              Accounts payable to related parties - Note D                                              81                  66
              Payroll and benefits payable                                                             125                 166
              Accrued taxes                                                                             41                  42
              Long-term debt due within one year                                                         1                  --
                                                                                              -------------       -------------
                           Total current liabilities                                                 2,364               2,010

       Long-term debt - Note L                                                                           6                   7
       Deferred income taxes - Note G                                                                    5                   4
       Employee benefits obligations - Note F                                                          465                 336
       Deferred credits and other liabilities                                                           55                  35
                                                                                              -------------       -------------

                           Total liabilities                                                         2,895               2,392
                                                                                              -------------       -------------

MEMBERS' CAPITAL (details on page 5)
       Members' contributed capital                                                                  4,285               4,259
       Retained earnings                                                                               942                 912
       Accumulated other comprehensive loss                                                            (41)                 (5)
                                                                                              -------------       -------------
                           Total members' capital                                                    5,186               5,166
                                                                                              -------------       -------------

                           Total liabilities and members' capital                             $      8,081        $      7,558
                                                                                              =============       =============






            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                    CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENT OF CASH FLOWS (Dollars in Millions)


MARATHON ASHLAND PETROLEUM LLC AND SUBSIDIARIES

                                                                                         Year Ended December 31
                                                                          -----------------------------------------------------
                                                                               2002                2001                2000
                                                                          -------------       -------------       -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                                                $        450        $      1,836        $      1,310
Adjustments to reconcile to net cash provided from
       operating activities:
       Depreciation and amortization                                               365                 348                 316
       Inventory market valuation charges (credits)                                (77)                 77                  --
       Pensions and other postretirement benefits                                   69                  44                  30
       Cumulative effect of change in accounting principle                          --                  20                  --
       Deferred income taxes                                                         1                  --                  --
       Net gains on disposal of assets                                             (40)                (30)                (28)
       Equity income from investees                                                (48)                (41)                (22)
       Distributions from investees                                                 39                  31                  25
       Changes in:
              Current receivables                                                 (105)                300                (278)
              Inventories                                                          (45)                (59)                 (5)
              Accounts payable and other current liabilities                       434                (511)                371
              Receivables from/payables to related parties                          39                 (26)                 38
       All other - net                                                               2                  35                 (41)
                                                                          -------------       -------------       -------------
              Net cash provided from operating activities                        1,084               2,024               1,716
                                                                          -------------       -------------       -------------

INVESTING ACTIVITIES:
Capital expenditures                                                              (611)               (576)               (637)
Disposal of assets                                                                  89                  51                  70
Loan transactions  - principal loaned                                              (14)                (31)                (46)
                   - principal collected                                            14                  35                  42
Restricted cash  - deposits                                                        (79)                (62)                (54)
                 - withdrawals                                                      48                  54                  53
Investments    -  contributions                                                   (100)                (16)                 (1)
               -  loans and advances                                                --                  (5)                 (5)
               -  returns and repayments                                            --                  10                  --
                                                                          -------------       -------------       -------------
              Net cash used in investing activities                               (653)               (540)               (578)
                                                                          -------------       -------------       -------------

FINANCING ACTIVITIES:
Revolving credit facilities  -  borrowings - Note D                                701                 294                 931
                             - repayments - Note D                                (701)               (294)               (931)
Debt repayments                                                                     --                  (1)                (14)
Member distributions                                                              (437)             (1,508)             (1,104)
                                                                          -------------       -------------       -------------
              Net cash used in financing activities                               (437)             (1,509)             (1,118)
                                                                          -------------       -------------       -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (6)                (25)                 20

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      33                  58                  38
                                                                          -------------       -------------       -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $         27        $         33        $         58
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

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.


CONSOLIDATED STATEMENT OF MEMBERS' CAPITAL (Dollars in Millions)


MARATHON ASHLAND PETROLEUM LLC AND SUBSIDIARIES


                                                      Members' Capital                          Comprehensive Income
                                                         Year Ended                                  Year Ended
                                                         December 31                                 December 31
                                            ----------------------------------------   ----------------------------------------
                                                2002            2001          2000          2002          2001          2000
                                            ------------   ----------    -----------   -----------   -----------    -----------
MEMBERS' CONTRIBUTED CAPITAL:
     Balance at beginning of year           $     4,259    $    4,244    $    4,218
     Member contributions                            26            15            26
                                            ------------   -----------   -----------
     Balance at end of year                       4,285         4,259         4,244
                                            ------------   -----------   -----------

RETAINED EARNINGS:
     Balance at beginning of year                   912           601           395
     Net income                                     450         1,836         1,310    $      450    $    1,836     $    1,310
     Distributions to members                      (420)       (1,525)       (1,104)
                                            ------------    ----------   -----------
     Balance at end of year                         942           912           601
                                            ------------    ----------   -----------

ACCUMULATED OTHER COMPREHENSIVE
LOSS:
     Minimum pension liability adjustments:
         Balance at beginning of year                (5)           (4)           --
         Changes during the year                    (33)           (1)           (4)          (33)           (1)            (4)
                                            ------------    ----------   -----------
         Balance at end of year                     (38)           (5)           (4)
                                            ------------    ----------   -----------

     Deferred gains (losses) on derivative
     instruments:
         Balance at beginning of year                --            --            --
         Cumulative effect adjustment                --             6            --            --             6             --
         Reclassification of the cumulative
              effect adjustment into
              income                                 --            (6)           --            --            (6)            --
         Changes in fair value                       (3)           --            --            (3)           --             --
                                            ------------    ----------   -----------   -----------   -----------    -----------
         Balance at end of year                      (3)           --            --
                                            ------------    ----------   -----------

         TOTAL                                      (41)           (5)           (4)   $      414    $    1,835     $    1,306
                                            ------------    ----------   -----------   ===========   ===========    ===========

TOTAL MEMBERS' CAPITAL                      $     5,186     $   5,166    $    4,841
                                            ============    ==========   ===========







              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARATHON ASHLAND PETROLEUM LLC AND SUBSIDIARIES


NOTE A - BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

On December 12, 1997, Marathon Oil Company (Marathon), a wholly owned subsidiary of Marathon Oil Corporation (MOC), formerly USX Corporation, entered into an Asset Transfer and Contribution Agreement with Ashland Inc. (Ashland) providing for the formation of Marathon Ashland Petroleum LLC
(MAP). Effective January 1, 1998, Marathon contributed substantially all of its refining, marketing and transportation (RM&T) operations to MAP. Also, on January 1, 1998, Marathon acquired certain RM&T net assets from Ashland in exchange for a 38 percent interest in MAP. The purchase price was determined to be $1.9 billion, based upon an external valuation. The acquisition of Ashland's net assets was accounted for under the purchase method of accounting.

In connection with the formation of MAP, Marathon and Ashland entered into a Limited Liability Company Agreement (LLC Agreement) dated January 1, 1998. The LLC Agreement provides for an initial term expiring on December 31, 2022 (25 years from its formation). The term will automatically be extended for ten-year periods, unless a termination notice is given by either party.

Also in connection with the formation of MAP, the parties entered into a Put/Call, Registration Rights and Standstill Agreement (the Put/Call Agreement). The Put/Call Agreement provides that at any time after December 31, 2004, Ashland will have the right to sell to Marathon all of Ashland's ownership interest in MAP, for an amount in cash and/or Marathon or MOC debt or equity securities equal to the product of 85 percent (90 percent if equity securities are used) of the fair market value of MAP at that time, multiplied by Ashland's percentage interest in MAP. Payment could be made at closing, or at Marathon's option, in three equal annual installments, the first of which would be payable at closing. At any time after December 31, 2004, Marathon will have the right to purchase all of Ashland's ownership interests in MAP, for an amount in cash equal to the product of 115 percent of the fair market value of MAP at that time, multiplied by Ashland's percentage interest in MAP.

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

In 2002, 2001 and 2000, MAP recorded capital contributions from Marathon of $3 million, $2 million and $2 million, respectively, and from Ashland of $20 million, $10 million and $24 million, respectively, for environmental improvements. The LLC Agreement stipulates that ownership interest in MAP will not be adjusted as a result of such contributions. In 2002 and 2001, MAP recorded capital contributions of $3 million and $1 million, respectively, from Marathon, and in 2001, $2 million from Ashland related to stock-based compensation expense which is allocated 100 percent to Marathon and Ashland, respectively.


NOTE B - SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

PRINCIPLES APPLIED IN CONSOLIDATION - The consolidated financial statements include the accounts of MAP and the majority-owned subsidiaries which it controls. Investments in undivided interest pipelines are consolidated on a pro rata basis. Investments in entities over which MAP has significant influence are accounted for using the equity method of accounting and are carried at MAP's share of net assets plus advances. Differences in the basis of the investment and the separate net asset value of the investee, if any, are amortized into income in accordance with the underlying remaining useful life of the associated assets. Investments in companies whose stocks have no readily determinable fair value are carried at cost.

Income from equity method investments represents MAP's proportionate share of income from equity method investments. Other income includes dividend income from other investments. Dividend income is recognized when dividend payments are received.

USE OF ESTIMATES - The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year. Items subject to such estimates and assumptions include the carrying value of property, plant and equipment, goodwill, intangibles and equity method investments; valuation allowances for receivables and inventories; environmental remediation liabilities; liabilities for potential tax deficiencies and potential litigation claims and settlements; and assets and obligations related to employee benefits. Actual results could differ from the estimates and assumptions used.

REVENUE RECOGNITION - Revenues are recognized generally when products are shipped or services are provided to customers and the sales price is fixed or determinable and collectibility is reasonably assured. Costs associated with revenues are recorded in cost of revenues.

Rebates from vendors are recognized as revenues when the initiating transaction occurs. Incentives that are derived from contractual provisions are accrued based on past experience and recognized within cost of revenues.

Matching buy/sell transactions settled in cash are recorded in both revenues and cost of revenues as separate sales and purchase transactions. During the years ended December 31, 2002, 2001 and 2000, matching buy/sell transactions were $4,335 million, $3,817 million and $3,882 million, respectively.

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

DERIVATIVE INSTRUMENTS - MAP uses commodity-based derivative instruments to manage its exposure to commodity price risk. Management has authorized the use of futures, forwards, swaps and combinations of options related to the purchase or sale of crude oil, refined products and natural gas. Changes in the fair value of all derivatives are recognized immediately in income, within revenues or cost of revenues, unless the derivative qualifies as a hedge of future cash flows or certain foreign currency exposures. During 2002 and 2001, MAP did not elect to designate any derivatives as qualifying for hedge accounting treatment.

PROPERTY,   PLANT  AND  EQUIPMENT  -  Property,  plant  and  equipment  are depreciated principally by the straight-line method over their estimated useful lives, which range from 3 to 42 years.

When property, plant and equipment depreciated on an individual basis are sold or otherwise disposed of, any gains or losses are reflected in income. Gains on disposal of property, plant and equipment are recognized when earned, which is generally at the time of closing. Included in net gains on disposal of assets are gains on the sale of SSA stores of $37 million, $23 million and $25 million for 2002, 2001 and 2000, respectively. If a loss on disposal is expected, such losses are recognized when the assets are reclassified as held for sale. Proceeds from disposal of property, plant and equipment depreciated on a group basis are credited to accumulated depreciation and amortization with no immediate effect on income.

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

ENVIRONMENTAL LIABILITIES - Environmental expenditures are capitalized if the costs mitigate or prevent future contamination or if the costs improve existing assets' environmental safety or efficiency. MAP provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs can be reasonably estimated. The timing of remediation accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. Remediation liabilities are accrued based on estimates of known environmental exposure and are discounted when the estimated amounts are reasonably fixed and determinable. At December 31, 2002 and 2001, the portion of the environmental liability that was discounted was not material. If recoveries of remediation costs from third parties are probable, a receivable is recorded.

PENSIONS AND OTHER POSTRETIREMENT BENEFITS - MAP has a noncontributory defined benefit pension plan with two benefit payment formulas and several related excess benefit plans covering substantially all employees. Benefits under its final pay formula are based primarily upon age, years of service and the highest consecutive three years' earnings during the last ten years before

NOTE B - SUMMARY OF PRINCIPAL ACCOUNTING POLICIES - CONTINUED

retirement. Benefits under its pension equity formula are based primarily upon age, years of service and the final three years of earnings at retirement. MAP also participates in a multiemployer plan that provides coverage for less than 5 percent of its employees, covering both pension and health care benefits.

MAP also has a retiree health plan covering most employees upon their retirement. Health benefits are provided through comprehensive hospital, surgical and major medical benefit provisions or through health maintenance organizations, subject to various cost sharing features. In addition, life insurance benefits are provided to certain nonunion and union represented employees primarily based on annual base salary at retirement. Retiree health and life insurance benefits (other benefits) have not been prefunded.

STOCK-BASED  COMPENSATION  -  MAP  applies  the  principles  of  Accounting
Principles   Board  Opinion  No.  25,   "Accounting  for  Stock  Issued  to
Employees," to the stock-based compensation granted to MAP employees by Marathon, and MAP applies the principles of Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation," as interpreted by Emerging Issues Task Force Issue 96-18, "Accounting for Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services," to the stock-based compensation granted to MAP employees by Ashland. The amounts of stock-based compensation recorded in selling, general and administrative expenses were $3 million in 2002 and 2001. Marathon will adopt the Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," effective January 1, 2003; and the impact on MAP is expected to be immaterial.

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

CONCENTRATION OF CREDIT RISK - MAP is exposed to credit risk in the event of nonpayment by counterparties, a significant portion of which are concentrated in energy related industries. The creditworthiness of customers and other counterparties is subject to continuing review, including the use of master netting agreements, where appropriate. No single customer accounts for more than 5 percent of annual gross revenues.

RECLASSIFICATIONS - Certain reclassifications of prior years' data have been made to conform to 2002 classifications.


NOTE C - NEW ACCOUNTING STANDARDS

ADOPTED IN THE REPORTING PERIODS - Effective January 1, 2001, MAP adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended by SFAS Nos. 137 and 138. This statement requires recognition of all derivatives as either assets or liabilities at fair value. The transition adjustment related to adopting SFAS No. 133 on January 1, 2001, was recognized as a cumulative effect of change in accounting principle. The unfavorable cumulative effect on net income was $20 million. The favorable cumulative effect included within Other Comprehensive Income (OCI) was $6 million. A portion of the cumulative effect adjustment relating to the adoption of SFAS No. 133 was recognized in OCI which relates only to deferred gains or losses for hedge transactions as of December 31, 2000. A reconciliation of the changes in OCI relating to derivative instruments is included in the Statement of Members' Capital.

Effective January 1, 2002, MAP adopted the following Statements of Financial Accounting Standards:

o        No. 141, "Business Combinations" (SFAS No. 141),

o No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), and

o No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets (SFAS No. 144)

SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method.

SFAS No. 142 addresses the accounting for goodwill and other intangible assets after an acquisition. Effective January 1, 2002, MAP ceased amortization of existing goodwill, which results in a favorable impact on annual income of approximately $2 million. MAP has completed the required transitional impairment test for existing goodwill as of the date of adoption. No impairment of goodwill was indicated.

SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. For long-lived assets to be disposed of by sale, SFAS No. 144 broadens the definition of those disposals that should be reported separately as discontinued operations. The adoption of SFAS No. 144 had no initial effect on MAP's financial statements.

In late 2002 and early 2003, the FASB issued the following:

o Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148),

o FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), and

o FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46).

Each of these pronouncements required the immediate adoption of certain disclosure requirements, which have been reflected in these financial statements. The accounting requirements of these pronouncements will be adopted in future periods.

TO BE ADOPTED IN FUTURE PERIODS - In 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). This statement requires the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset.

While certain assets such as refineries, crude oil and product pipelines and marketing assets have retirement obligations covered by SFAS No. 143, those obligations are not expected to be recognized, since the fair value cannot be estimated due to the uncertainty of the settlement date of the obligation.

Effective January 1, 2003, MAP will adopt SFAS No. 143, as required. The cumulative effect on net income of adopting SFAS No. 143 is expected to be an unfavorable pretax effect of approximately $2 million. At the time of adoption, total liabilities will increase approximately $2 million. The amounts recognized upon adoption are based upon estimates and assumptions, including future retirement costs, future inflation rates, and the credit-adjusted risk-free interest rate. The impact on income in the near term is not expected to be material.

Effective for any guarantees issued or modified January 1, 2003 or after, FIN 45 requires the fair value measurement and recognition of a liability for the issuance of certain guarantees. Enhanced disclosure requirements will continue to apply to both new and existing guarantees subject to FIN
45. For details relating to financial guarantees, see Note Q.

FIN 46 identifies certain off-balance sheet arrangements that meet the definition of a variable interest entity (VIE). The primary beneficiary of a VIE is the party that is exposed to the majority of the risks and/or returns of the VIE. In future accounting periods, the primary beneficiary will be required to consolidate the VIE. In addition, more extensive disclosure requirements apply to the primary beneficiary, as well as other significant investors. MAP does not participate in any arrangements that are subject to the consolidation and disclosure requirements of FIN 46.

NOTE D - RELATED PARTY TRANSACTIONS

Related parties include:

o        Ashland and its affiliates.

o        MOC and its affiliates.

o        Equity method investees.

Management believes that transactions with related parties were conducted under terms comparable to those with unrelated parties.

Revenues from related parties were:
                                                                                               Year Ended December 31
                                                                                               ----------------------
                                                                                                     (Millions)
                                                                                          2002           2001            2000
                                                                                      -----------    -----------     -----------
Ashland and its affiliates                                                            $      218     $      237      $      285
MOC and its affiliates                                                                       147            211             147
Equity investee:
       Pilot Travel Centers LLC (PTC)                                                        645            210              --
                                                                                      -----------    -----------     -----------
              Total                                                                   $    1,010     $      658      $      432
                                                                                      ===========    ===========     ===========

Related party sales to Ashland and its affiliates and PTC consist primarily of refined petroleum products. Related party sales to MOC and its affiliates consist primarily of liquid hydrocarbons.


Purchases from related parties were:
                                                                                            Year Ended December 31
                                                                                            ----------------------
                                                                                                     (Millions)
                                                                                          2002           2001            2000
                                                                                      -----------    -----------     -----------
Ashland and its affiliates                                                            $        33     $       29     $        26
MOC and its affiliates                                                                        782            627             573
Equity investees:
       PTC                                                                                     15             --              --
       Other                                                                                   52             54              61
                                                                                      -----------    -----------     -----------
              Total                                                                   $       882     $      710     $       660
                                                                                      ===========    ===========     ===========

Related party purchases from Ashland and its affiliates consist primarily of refined petroleum products and the net amount of administrative services provided between the companies. Related party purchases from MOC and its affiliates consist primarily of crude oil, natural gas and refinery feedstocks and the net amount of administrative services provided between the companies. Related party purchases from PTC consist primarily of refined petroleum products and the purchases from other equity investees consist primarily of crude oil and refined product transportation.

Receivables from related parties were:
                                                                                                        Year Ended December 31
                                                                                                     ---------------------------
                                                                                                               (Millions)
                                                                                                         2002            2001
                                                                                                     -----------     -----------
Ashland and its affiliates                                                                           $       18      $       19
MOC and its affiliates                                                                                       16              23
Equity investees:
       PTC                                                                                                   16              17
       Other                                                                                                  2              --
                                                                                                     -----------     -----------
              Total                                                                                  $       52      $       59
                                                                                                     ===========     ===========

Payables to related parties were:
                                                                                                        Year Ended December 31
                                                                                                     ---------------------------
                                                                                                                (Millions)
                                                                                                         2002           2001
                                                                                                     -----------     -----------

Ashland and its affiliates                                                                           $        3      $       20
MOC and its affiliates                                                                                       71              42
Equity investees                                                                                              7               4
                                                                                                     -----------     -----------
              Total                                                                                  $       81      $       66
                                                                                                     ===========     ===========

As of December 31, 2002 and 2001, accounts payable to Ashland included a member distribution payable of less than $1 million and $17 million, respectively.

In connection with the formation of MAP, certain Marathon debt was assigned to MAP. Marathon agreed to reimburse MAP for this debt and related interest expense. During 2000, Marathon reimbursed MAP $6 million for debt repayments. During 2002 and 2001, there were no debt repayment reimbursements from Marathon.

A revolving credit agreement was entered into as of January 1, 1998, among Ashland and Marathon (collectively the Lenders) and MAP. This agreement provides that the Lenders may loan to MAP up to $500 million at defined short-term market rates. At December 31, 2002 and 2001, there were no borrowings against this facility. During 2002 and 2001, MAP borrowed and repaid $701 million and $294 million, respectively, under this revolving credit facility. The weighted average borrowings outstanding under this revolving credit facility during the years 2002 and 2001 were $5 million and $3 million, respectively. During the years ended December 31, 2002 and 2001, interest paid to Marathon on these borrowings was less than $1 million. Interest paid to Marathon for borrowings under this agreement was $1 million for 2000. Interest paid to Ashland for borrowings under this agreement was less than $1 million for 2002, 2001 and 2000. MAP is investigating alternatives for the replacement of this facility upon its expiration on March 15, 2003.

On November 16, 1998, MAP entered into agreements with MOC and Ashland, which allow MAP to invest its surplus cash balances on a daily basis at competitive interest rates with MOC and Ashland in proportion up to their ownership interests in MAP. These agreements, as previously extended, expired on March 15, 2002 and have been subsequently amended and extended with an expiration date of March 15, 2003. At December 31, 2002 and 2001, there was no cash invested under these agreements. During the years ended December 31, 2002, 2001 and 2000, interest income earned from these investments was less than $1 million, $2 million and $6 million, respectively, from Ashland and $2 million, $1 million and $7 million, respectively, from MOC.

NOTE E - OTHER ITEMS

                                                                                               Year Ended December 31
                                                                                      ------------------------------------------
                                                                                                     (Millions)
                                                                                          2002           2001           2000
                                                                                      -----------    -----------     -----------
NET INTEREST AND OTHER FINANCING INCOME (COSTS):
       INTEREST AND OTHER FINANCIAL INCOME:
       Interest income - third parties                                                $        3     $       11      $        9
       Interest income - related parties                                                       2              3              13
                                                                                      -----------    -----------     -----------
              Total                                                                            5             14              22
                                                                                      -----------    -----------     -----------

       INTEREST AND OTHER FINANCING COSTS:
       Interest incurred                                                                       2              3               3
       Other                                                                                   8              7               7
                                                                                      -----------    -----------     -----------
              Total                                                                           10             10              10
                                                                                      -----------    -----------     -----------

       NET INTEREST AND OTHER FINANCING INCOME (COSTS)                                $       (5)    $        4      $       12
                                                                                      ===========    ===========     ===========

                                    12

NOTE F - PENSIONS AND OTHER POSTRETIREMENT BENEFITS

                                                                      Pension Benefits                        Other Benefits
                                                                  ----------------------                   ---------------------
                                                                                             (Millions)
                                                                     2002        2001                         2002        2001
                                                                  ---------   ---------                    ---------   ---------
CHANGE IN BENEFIT OBLIGATIONS:
Benefit obligations at January 1                                  $    727    $    568                     $    216    $    189
Service cost                                                            49          40                           11           9
Interest cost                                                           47          42                           15          14
Actuarial losses                                                        49         130                           56           7
Settlements, curtailments and termination benefits                      --          (6)                          --          --
Benefits paid                                                          (41)        (47)                          (3)         (3)
                                                                  ---------   ---------                    ---------   ---------
Benefit obligations at December 31                                $    831    $    727                     $    295    $    216
                                                                  =========   =========                    =========   =========

CHANGE IN PLAN ASSETS:
Fair value of plan assets at January 1                            $    440    $    502
Actual return on plan assets                                           (43)        (17)
Benefits paid from plan assets                                         (41)        (45)
                                                                  ---------   ---------
Fair value of plan assets at December 31                          $    356    $    440
                                                                  =========   =========

FUNDED STATUS OF PLANS AT DECEMBER 31                             $   (475)(a)$   (287)(a)                 $   (295)   $   (216)
Unrecognized net gain from transition                                   (5)         (7)                          --          --
Unrecognized prior service costs (credits)                              22          24                          (40)        (47)
Unrecognized actuarial losses                                          323         187                           82          27
                                                                  ---------   ---------                    ---------   ---------
Accrued benefit cost                                              $   (135)   $    (83)                    $   (253)   $   (236)
                                                                  =========   =========                    =========   =========

AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION:
Accrued benefit liability                                         $   (197)   $    (88)                    $   (253)   $   (236)
Intangible asset                                                        24          --                           --          --
Accumulated other comprehensive loss                                    38           5                           --          --
                                                                  ---------   ---------                    ---------   ---------
Accrued benefit cost                                              $   (135)   $    (83)                    $   (253)   $   (236)
                                                                  =========   =========                    =========   =========

(a)      Following is  information on plans that have  accumulated  benefit obligations in excess of plan assets:
                                                                     2002        2001
                                                                   -------     -------
              Aggregate accumulated benefit obligations            $  (553)    $    (9)
              Aggregate projected benefit obligations                 (831)        (26)
              Aggregate plan assets                                    356          --


                                                                 Pension Benefits                       Other Benefits
                                                      ----------------------------------       ---------------------------------
                                                                                       (Millions)
                                                         2002        2001        2000            2002        2001        2000
                                                      ---------   ---------   ---------        ---------   ---------   ---------
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost                                          $     49    $     40    $     36         $    11     $     9     $     8
Interest cost                                               47          42          38              15          14          12
Expected return on plan assets                             (46)        (50)        (51)             --          --          --
Amortization   - net transition gain                        (2)         (2)         (2)             --          --          --
               - prior service costs (credits)               2           2           2              (7)         (6)         (8)
               - actuarial (gains) losses                    3           1          (4)              2          --          --
Multiemployer and other plans                                1           2           1               2          --          --
Settlement and termination (gain) loss                      --           3           3              --          --          --
                                                      ---------   ---------   ---------        ---------   ---------   ---------
Net periodic benefit cost                             $     54    $     38    $     23         $    23     $    17     $    12
                                                      =========   =========   =========        =========   =========   =========

                                    13

                                                                PENSION BENEFITS                           OTHER
WEIGHTED AVERAGE ACTUARIAL ASSUMPTIONS                ---------------------------------          ---------------------------
AT DECEMBER 31:                                              2002         2001                       2002             2001
                                                             ----         ----                       -----            -----
Discount rate                                                6.5%         7.0%                       6.5%             7.0%
Expected annual return on plan assets                        9.0%         9.5%                       N/A              N/A
Increase in compensation rate                                4.5%         5.0%                       4.5%             5.0%

For measurement purposes, a 10 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease gradually to 5 percent for 2012 and remain at that level thereafter.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                       1-Percentage                            1-Percentage
                                                                      Point Increase                          Point Decrease
                                                                  ----------------------                  ----------------------
                                                                                            (Millions)
Effect on total of service and interest
   cost components                                                     $          5                           $         (4)
Effect on postretirement benefit obligation                                      51                                    (41)

MAP is required to fund a cash contribution of approximately $35 million to its pension plan in the third quarter 2003.

MAP also contributes to several defined contribution plans for salaried employees. Contributions to these plans, which for the most part are based on a percentage of the employees' salaries, totaled $26 million, $25 million and $21 million in 2002, 2001 and 2000, respectively.


NOTE G - INCOME TAXES

The taxable income or loss resulting from operations of MAP, except for several small subsidiary corporations, is ultimately included in the federal income tax returns of MOC and Ashland. MAP is, however, subject to taxation in certain state, local and foreign jurisdictions.

Provisions for income taxes:

                                                                     Year Ended December 31
                               -------------------------------------------------------------------------------------------------
                                                                           (Millions)
                                             2002                             2001                             2000
                               -------------------------------     -----------------------------    ----------------------------
                               Current     Deferred      Total     Current    Deferred     Total    Current     Deferred   Total
                               -------     --------      -----     -------    --------     -----    -------     --------   -----

Federal                        $    --     $     --      $  --     $    --    $     --     $  --    $    --     $     --   $  --
State and local                      1            1          2           8          --         8          5           --       5
Foreign                              1           --          1           1          --         1          2           --       2
                               -------     --------      -----     -------    --------     -----    -------     --------   -----
Total                          $     2     $      1      $   3     $     9    $     --     $   9    $     7     $     --   $   7
                               =======     ========      =====     =======    ========     =====    =======     ========   =====

Deferred tax liabilities at December 31, 2002 and 2001 of $5 million and $4 million, respectively, principally arise from differences between the book and tax basis of inventories and property, plant and equipment. Pretax income in 2002 included $2 million attributable to foreign sources. Pretax income in 2001 and 2000 attributable to foreign sources was not material.

NOTE H - INVENTORIES

Inventories consist of the following:                                                                         December 31
                                                                                                     ---------------------------
                                                                                                              (Millions)
                                                                                                         2002           2001
                                                                                                     -----------    ------------
Liquid hydrocarbons                                                                                  $      652             654
Refined products and merchandise                                                                          1,191           1,149
Supplies and sundry items                                                                                    72              67
                                                                                                     -----------    ------------
              Total (at cost)                                                                             1,915           1,870
Less inventory market valuation reserve                                                                      --              77
                                                                                                     -----------    ------------
              Net inventory carrying value                                                           $    1,915     $     1,793
                                                                                                     ===========    ============

The LIFO method accounted for 95 percent and 94 percent of total inventory at December 31, 2002 and 2001, respectively. Current acquisition costs were estimated to exceed the above inventory values at December 31, 2002, by approximately $594 million. Cost of revenues was reduced and income from operations was increased by less than $1 million in 2002 and $17 million in 2001 as a result of liquidations of LIFO inventories.


NOTE I - INVESTMENTS AND LONG-TERM RECEIVABLES

                                                                                                               December 31
                                                                                                     ---------------------------
                                                                                                               (Millions)
                                                                                                         2002           2001
                                                                                                     -----------     -----------
Equity method investments                                                                            $      477      $      468
Receivables due after one year                                                                               24              23
Deposits of restricted cash                                                                                  42              11
                                                                                                     -----------     -----------

              Total                                                                                  $      543      $      502
                                                                                                     ===========     ===========

Summarized financial information of investees accounted for by the equity method of accounting follows:

                                                                                               Year Ended December 31
                                                                                      ------------------------------------------
                                                                                                     (Millions)
                                                                                          2002           2001           2000
                                                                                      -----------    -----------     -----------
Income data - year:
       Revenues and other income                                                      $    4,174     $    1,462      $      239
       Operating income                                                                      153            134              95
       Net income                                                                             98             90              57

                                                                                                              December 31
                                                                                                     ---------------------------
                                                                                                              (Millions)
                                                                                                         2002           2001
                                                                                                     -----------     -----------
Balance sheet data - December 31:
       Current assets                                                                                $      261      $      389
       Noncurrent assets                                                                                  2,195           2,156
       Current liabilities                                                                                  374             417
       Noncurrent liabilities                                                                               828             859

MAP's carrying value of its equity method investments is $113 million lower than the underlying net assets of investees. This basis difference is being amortized into income over the lives of the underlying net assets.

Dividends and partnership distributions received from equity investees were $39 million, $31 million and $25 million in 2002, 2001 and 2000, respectively.

Principal unconsolidated equity investees of MAP at December 31, 2002, are as follows:

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

Pilot Travel Centers LLC (PTC), a MAP joint venture with Pilot Corporation (Pilot), began operations on September 1, 2001. PTC is the largest operator of travel centers in the United States with about 225 locations in 34 states. The travel centers offer diesel fuel, gasoline and a variety of other services, including on-premises brand name restaurants. PTC provides MAP with the opportunity to participate in the travel center business on a nationwide basis. Pilot and MAP each own a 50 percent interest in PTC. PTC is accounted for under the equity method of accounting.

In March 2000, MAP, Panhandle Eastern Pipe Line Company, a subsidiary of CMS Energy Corporation, and TE Products Pipeline Company, Limited Partnership, formed a limited liability company with equal one-third ownership called Centennial Pipeline LLC (Centennial) to develop an interstate refined petroleum products pipeline extending from the U.S. Gulf of Mexico to the Midwest. Centennial began deliveries of refined products in April 2002. Centennial is accounted for under the equity method of accounting. See Note R.


NOTE J - PROPERTY, PLANT AND EQUIPMENT

                                                                                                              December 31
                                                                                                     ---------------------------
                                                                                                              (Millions)
                                                                                                         2002           2001
                                                                                                     -----------     -----------
Refining                                                                                             $    3,183      $    2,821
Marketing                                                                                                 2,008           2,005
Transportation                                                                                            1,490           1,382
Other                                                                                                        37              31
                                                                                                     -----------     -----------
              Total                                                                                       6,718           6,239
Less accumulated depreciation and amortization                                                            2,514           2,262
                                                                                                     -----------     -----------
              Net                                                                                    $    4,204      $    3,977
                                                                                                     ===========     ===========

Property, plant and equipment at December 31, 2002 and 2001, includes gross assets acquired under capital leases of $8 million and $8 million, respectively, with related amounts in accumulated depreciation and amortization of $1 million and $1 million, respectively.


NOTE K - SHORT-TERM DEBT

MAP has a $350 million short-term revolving credit facility that terminates in July 2003. Interest is based on defined short-term market rates. During the term of the agreement, MAP is required to pay a variable facility fee on total commitments, which at December 31, 2002 was 0.125 percent. There were no borrowings against this facility at December 31, 2002. This facility also provides for the issuance of letters of credit in aggregate amounts not to exceed $75 million. A letter of credit of $40 million was outstanding at December 31, 2002, which reduced the available credit to $310 million. In the event that MAP defaults (as defined in the agreement) on indebtedness in excess of $100 million, Marathon has guaranteed the payment of outstanding obligations. MAP is investigating alternatives for the replacement of this facility upon its expiration. Additionally, MAP has a $500 million revolving credit agreement with Ashland and Marathon, as discussed in Note D. At December 31, 2002, there were no borrowings against this facility.

NOTE L - LONG-TERM DEBT

                                                                                                              December 31
                                                                                                     ---------------------------
                                                                                                              (Millions)
                                                                                                         2002           2001
                                                                                                     -----------     -----------
Capital lease obligations                                                                            $        6      $        6
5% Promissory Note due 2009                                                                                   1               1
                                                                                                     -----------     ----------
              Total (a)                                                                                       7               7
Amounts due within one year                                                                                  (1)             --
                                                                                                     -----------     -----------
              Long-term debt due after one year                                                      $        6      $        7
                                                                                                     ===========     ===========

(a) Required payments of long-term debt for the years 2004, 2005, 2006 and 2007 are $1 million, $1 million, $1 million and $1 million, respectively.



NOTE M - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                                 Year Ended December 31
                                                                                      ------------------------------------------
                                                                                                       (Millions)
                                                                                          2002           2001           2000
                                                                                      -----------    -----------     -----------
CASH PROVIDED FROM OPERATING ACTIVITIES INCLUDES:
       Interest and other financial costs paid                                        $       (1)    $       (2)     $       (3)
       Income taxes paid                                                                      (7)            (5)             (5)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
       Notes received in asset disposal transactions                                           5             --              --
       Net assets contributed to joint ventures                                               --            246              --
       Member capital contributions                                                           26             15              26

NOTE N - LEASES

Future minimum commitments for capital and operating leases having remaining noncancelable lease terms in excess of one year are as follows:

                                                                       Capital         Operating
                                                                       Leases            Leases
                                                                     -----------      -----------
                                                                                (Millions)
2003                                                                 $        1       $       65
2004                                                                          1               55
2005                                                                          1               29
2006                                                                          1               23
2007                                                                          1                7
Later years                                                                   3               37
Sublease rentals                                                             --               (1)
                                                                     -----------      -----------
       Total minimum lease payments                                           8       $      215
                                                                                      ===========

Less imputed interest costs                                                  (2)
                                                                     -----------
       Present value of net minimum lease payments
       included in long-term debt                                    $        6
                                                                     ===========

Operating lease rental expense:
                                                                                                 Year Ended December 31
                                                                                      ------------------------------------------
                                                                                                       (Millions)
                                                                                          2002           2001           2000
                                                                                      -----------    -----------     -----------
Minimum rental                                                                        $       97     $       73      $       73
Contingent rental                                                                             13             13              10
Sublease rentals                                                                              (2)            (2)             (6)
                                                                                      -----------    -----------     -----------
              Net rental expense                                                      $      108     $       84      $       77
                                                                                      ===========    ===========     ===========

                                    17

MAP leases a wide variety of facilities and equipment under operating leases, including land and building space, office equipment, production facilities and transportation equipment. Most long-term leases include renewal options and, in certain leases, purchase options.


NOTE O - DERIVATIVE INSTRUMENTS

The following table sets forth quantitative information by category of derivative instrument at December 31, 2002 and 2001. These amounts are reflected on a gross basis. The amounts exclude the variable margin deposit balances held in various brokerage accounts. MAP did not have any foreign currency contracts in place at December 31, 2002 or 2001.

                                                                                     Year Ended December 31
                                                                  ----------------------------------------------------
                                                                                          (Millions)
                                                                              2002                          2001
                                                                  ----------------------------    --------------------------
                                                                  Assets(a)    (Liabilities)(a)     Assets(a)   (Liabilities)(a)
                                                                  ------       -------------        ------     -------------
NON-HEDGE DESIGNATION:
       Exchange-traded commodity futures                          $    9       $        (46)      $      7      $        (16)
       Exchange-traded commodity options                               9                (11)            15               (10)
       OTC commodity swaps                                             3                 (5)             5                (6)
       OTC commodity options                                           1                 --             --                (1)

NONTRADITIONAL INSTRUMENTS (b)                                        53                (39)            13               (13)

(a) The fair value and carrying value of derivative instruments are the same. The fair value amounts for OTC positions are based on various indices or dealer quotes. The fair values of exchange-traded positions are based on market price changes for each commodity. MAP's consolidated balance sheet is reflected on a net asset/(liability) basis, as permitted by the master netting agreements, by brokerage firm.

(b)      Nontraditional  derivative  instruments are created due to netting
         of  physical   receipts  and   delivery   volumes  with  the  same
         counterparty.



MAP recorded a net derivative loss of $124 million in 2002, with a derivative loss of $76 million recorded in cost of revenues and a derivative loss of $48 million recorded in revenue. In 2001, MAP recorded a net derivative gain of $209 million, with a derivative gain of $226 million recorded in cost of revenues and a derivative loss of $17 million recorded in revenues. In 2000, MAP recorded a derivative loss of $205 million, with $111 million recorded in cost of revenues and $94 million recorded in revenues.



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

ENVIRONMENTAL MATTERS - MAP is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Marathon and Ashland have retained the liabilities, subject to certain thresholds, for costs associated with remediating properties conveyed to MAP for conditions existing prior to January 1, 1998. The costs associated with these thresholds are not expected to be material to the MAP financial statements. At December 31, 2002 and 2001, MAP's accrued liabilities for remediation totaled $14 million and $13 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean up efforts related to underground storage tanks at retail marketing outlets, were $9 million and $7 million at December 31, 2002 and 2001, respectively.

MAP has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In 2002, 2001 and 2000, such capital expenditures for environmental controls totaled $119 million, $79 million and $47 million, respectively. MAP anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

On May 11, 2001, MAP entered into a consent decree with the U.S. Environmental Protection Agency which commits it to complete certain agreed upon environmental projects over an eight-year period primarily aimed at reducing air emissions at its seven refineries. The court approved this consent decree on August 28, 2001. The total one-time expenditures for these environmental projects is approximately $360 million over the eight year period, with about $230 million remaining over the next six years. In addition, MAP has nearly completed certain agreed upon supplemental environmental projects as part of this settlement of an enforcement action for alleged Clean Air Act violations, at a cost of $9 million. MAP believes that this settlement will provide MAP with increased permitting and operating flexibility while achieving significant emission reductions.

GUARANTEES - MAP has issued the following guarantees:

                                                                                                           Undiscounted Payments
                                                                           Term                           As of December 31, 2002
                                                                          ------                          -----------------------
                                                                                                                   (millions)
Indebtness of equity investees:
      LOCAP commercial paper (a)                               Perpetual-Loan Balance Varies                    $      14
      LOOP Series 1986 Notes (a)                                           2006                                        29
      LOOP Series E Notes (a)                                            2003-2010                                     16
      LOOP Series 1991A Notes (a)                                          2008                                        29
      LOOP Series 1991B Notes (a)                                        2003-2008                                      4
      LOOP Series 1992A Notes (a)                                          2008                                        34
      LOOP Series 1992B Notes (a)                                        2003-2004                                     17
      LOOP Series 1997 Notes (a)                                           2017                                        13
      LOOP revolving credit agreement (a)                      Perpetual-Loan Balance Varies                           12
      Centennial Pipeline Notes (b)                                      2008-2024                                     70
      Centennial Pipeline revolving credit agreement (b)         2004-Loan Balance Varies                               5
      Southcap Pipe Line revolving credit agreement (a)        Perpetual-Loan Balance Varies                            1
                                                                                                                ----------
                                                                                                                      244
Other:
      Centennial Pipeline catastrophic event (c)                        Indefinite                                     33
      Mobile transportation equipment leases (d)                         2003-2008                                      2
      PTC workers' compensation (e)                                     Indefinite                                     --
                                                                                                                ----------

           Total maximum potential undiscounted payments                                                        $     279
                                                                                                                ==========

(a) MAP holds interests in several pipelines and a storage facility that have secured various project financings with throughput and deficiency (T&D) agreements. A T&D agreement creates a potential obligation to advance funds to the pipeline or storage facility in the event of a cash shortfall. When these rights are assigned to a lender to secure financing, the T&D is considered to be an indirect guarantee of indebtedness. Under the agreements, MAP is required to advance funds if the investees are unable to service debt. Any such advances are considered prepayments of future transportation charges.

(b) MAP holds an interest in Centennial and has guaranteed the repayment of the outstanding balance under the Master Shelf Agreement and Revolver. The guarantee arose in order to obtain adequate financing. Prior to expiration of the guarantee, MAP could be relinquished from responsibility under the guarantee should Centennial meet certain financial tests.

(c) The agreement between Centennial and its members requires that each member contribute cash in the event of third-party liability arising from a catastrophic event. Each member is to contribute cash in proportion to its ownership interest, up to a maximum amount of $33 million.
                                    19

(d) MAP has entered into various operating leases of trucks and trailers to be used primarily for the transporting of refined products. These leases contain terminal rental adjustment clauses which provide that MAP will indemnify the lessor to the extent that the proceeds from the sale of the asset at the end of the lease falls short of the specified maximum percent of original value.

(e) MAP has guarantees to the states of Tennessee and Kentucky which allow for PTC to operate as a self-insurer under the provisions of the applicable workers' compensation laws. These guarantees arose during the formation of PTC and guarantee the payment by PTC of valid claims for compensation made under the workers' compensation laws. Due to the remote and contingent nature of these guarantees, the maximum potential undiscounted payments are not determinable.

COMMITMENTS - At December 31, 2002 and 2001, MAP's contract commitments for capital expenditures for property, plant and equipment totaled $86 and $87 million, respectively.

In May 2001, MAP entered into a Transportation Agreement with Centennial in which MAP guarantees to ship certain volumes on the Centennial system or make deficiency payments for any volume shortfall. Any deficiency payment made by MAP will be treated as a prepayment of future transportation charges.

PUT/CALL AGREEMENT - As part of the formation of PTC, MAP and Pilot entered into a Put/Call and Registration Rights Agreement (Agreement). The Agreement provides that any time after September 1, 2008, Pilot can sell its interest in PTC to MAP for an amount of cash and/or MOC, MAP or Ashland equity securities equal to the product of 90 percent (95 percent if paid in securities) of the fair market value of PTC at the time multiplied by Pilot's percentage interest in PTC. At any time after September 1, 2011, under certain conditions MAP will have the right to purchase Pilot's interest in PTC for an amount of cash and/or MOC, MAP or Ashland equity securities equal to the product of 105 percent (110 percent if paid in securities) of the fair market value of PTC at the time multiplied by Pilot's percentage interest in PTC.


NOTE R - SUBSEQUENT EVENTS

On February 7, 2003, MAP, through SSA, announced the signing of a definitive agreement to sell all 193 of its convenience stores located in Florida, South Carolina, North Carolina and Georgia for $140 million plus store inventory. The transaction is anticipated to close in the second quarter of 2003, subject to any necessary regulatory approvals and customary closing conditions.

On February 10, 2003, MAP increased its ownership in Centennial from 33.3 percent to 50 percent. MAP paid $20 million for the increased ownership interest. As of February 10, 2003, Centennial is owned 50 percent each by MAP and TE Products Pipeline Company, Limited Partnership.

In February 2003, MAP's 50 percent owned PTC purchased 60 retail travel centers including fuel inventory, merchandise and supplies. The 60 locations are in 15 states, primarily in the Midwest, Southeast and the Southwest regions of the country.