Form 10-Q
period 2003-03-31
ASHLAND INC
filed 2003-05-13
CIK 7694

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934




                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

     At April 30, 2003, there were 68,242,617 shares of Registrant's Common Stock outstanding. One Right to purchase one-thousandth of a share of Series A Participating Cumulative Preferred Stock accompanies each outstanding share of Registrant's Common Stock.


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

------------------------------------------------------------------------------------------------------------------------------------
                                                                                   Three months ended           Six months ended
                                                                                        March 31                   March 31
                                                                                -----------------------     -----------------------
(In millions except per share data)                                                 2003         2002           2003         2002
------------------------------------------------------------------------------------------------------------------------------------
REVENUES
      Sales and operating revenues                                              $  1,692     $  1,598      $   3,479     $  3,410
      Equity income                                                                   29            9             64           61
      Other income                                                                    15           18             38           37
                                                                                ----------   ----------    -----------   ----------
                                                                                   1,736        1,625          3,581        3,508
COSTS AND EXPENSES
      Cost of sales and operating expenses                                         1,402        1,290          2,852        2,755
      Selling, general and administrative expenses                                   300          282            604          550
      Depreciation, depletion and amortization                                        55           54            109          106
                                                                                ----------   ----------    -----------   ----------
                                                                                   1,757        1,626          3,565        3,411
                                                                                ----------   ----------    -----------   ----------
OPERATING INCOME (LOSS)                                                              (21)          (1)            16           97
      Net interest and other financial costs                                         (32)         (34)           (65)         (70)
                                                                                ----------   ----------    -----------   ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                         (53)         (35)           (49)          27
      Income taxes                                                                    19           14             17          (10)
                                                                                ----------   ----------    -----------   ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                             (34)         (21)           (32)          17
      Results from discontinued operations (net of income taxes) - Note C             (5)           -            (99)           -
                                                                                ----------   ----------    -----------   ----------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                          (39)         (21)          (131)          17
      Cumulative effect of accounting change (net of income taxes) - Note B            -            -              -          (12)
                                                                                ----------   ----------    -----------   ----------
NET INCOME (LOSS)                                                               $    (39)    $    (21)     $    (131)    $      5
                                                                                ==========   ==========    ===========   ==========

BASIC EARNINGS (LOSS) PER SHARE - Note A
      Income (loss) from continuing operations                                  $   (.50)    $   (.31)     $    (.46)    $    .24
      Results from discontinued operations                                          (.07)           -          (1.45)           -
      Cumulative effect of accounting change                                           -            -              -         (.16)
                                                                                ----------   ----------    -----------   ----------
      Net income (loss)                                                         $   (.57)    $   (.31)     $   (1.91)    $    .08
                                                                                ==========   ==========    ===========   ==========

DILUTED EARNINGS (LOSS) PER SHARE - Note A
      Income (loss) from continuing operations                                  $   (.50)    $   (.31)     $    (.46)    $    .24
      Results from discontinued operations                                          (.07)           -          (1.45)           -
      Cumulative effect of accounting change                                           -            -              -         (.16)
                                                                                ----------   ----------    -----------   ----------
      Net income (loss)                                                         $   (.57)    $   (.31)     $   (1.91)    $    .08
                                                                                ==========   ==========    ===========   ==========

DIVIDENDS PAID PER COMMON SHARE                                                 $   .275     $   .275      $     .55     $    .55


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                    March 31       September 30          March 31
(In millions)                                                                           2003               2002              2002
------------------------------------------------------------------------------------------------------------------------------------

                                       ASSETS
                                       ------
CURRENT ASSETS
      Cash and cash equivalents                                                 $        106      $          90     $         156
      Accounts receivable                                                              1,101              1,124             1,030
      Allowance for doubtful accounts                                                    (40)               (35)              (38)
      Inventories - Note A                                                               509                485               475
      Deferred income taxes                                                               89                122               121
      Other current assets                                                               146                139                91
                                                                                -------------      -------------    --------------
                                                                                       1,911              1,925             1,835
INVESTMENTS AND OTHER ASSETS
      Investment in Marathon Ashland Petroleum LLC (MAP)                               2,315              2,350             2,328
      Goodwill                                                                           525                521               515
      Asbestos insurance receivable (noncurrent portion)                                 394                171               170
      Other noncurrent assets                                                            358                341               388
                                                                                -------------     --------------    --------------
                                                                                       3,592              3,383             3,401
PROPERTY, PLANT AND EQUIPMENT
      Cost                                                                             3,128              3,118             3,063
      Accumulated depreciation, depletion and amortization                            (1,758)            (1,701)           (1,639)
                                                                                -------------     --------------    --------------
                                                                                       1,370              1,417             1,424
                                                                                -------------     --------------    --------------

                                                                                $      6,873      $       6,725     $       6,660
                                                                                =============     ==============    ==============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

CURRENT LIABILITIES
      Debt due within one year                                                  $        243      $         201     $         241
      Trade and other payables                                                         1,260              1,285             1,104
      Income taxes                                                                        16                 25                96
                                                                                -------------     --------------    --------------
                                                                                       1,519              1,511             1,441
NONCURRENT LIABILITIES
      Long-term debt (less current portion)                                            1,568              1,606             1,625
      Employee benefit obligations                                                       480                509               448
      Deferred income taxes                                                              181                256               226
      Reserves of captive insurance companies                                            186                166               183
      Asbestos litigation reserve (noncurrent portion)                                   530                152               157
      Other long-term liabilities and deferred credits                                   353                352               377
      Commitments and contingencies - Notes E and F
                                                                                -------------     --------------    --------------
                                                                                       3,298              3,041             3,016

COMMON STOCKHOLDERS' EQUITY                                                            2,056              2,173             2,203
                                                                                -------------     --------------    --------------


                                                                                $      6,873      $       6,725     $       6,660
                                                                                =============     ==============    ==============


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Accumulated
                                                                                                        other
                                                Common           Paid-in          Retained      comprehensive
(In millions)                                    stock           capital          earnings               loss              Total
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT OCTOBER 1, 2001               $          69     $         363     $       1,920      $        (126)     $       2,226
      Total comprehensive loss (1)                                                       5                 (7)                (2)
      Cash dividends                                                                   (38)                                  (38)
      Issued common stock under
        stock incentive plans                        1                16                                                      17
                                         --------------    --------------    --------------     --------------     --------------
BALANCE AT MARCH 31, 2002                $          70     $         379     $       1,887      $        (133)     $       2,203
                                         ==============    ==============    ==============     ==============     ==============



BALANCE AT OCTOBER 1, 2002               $          68     $         338     $       1,961      $        (194)     $       2,173
      Total comprehensive loss (1)                                                    (131)                44                (87)
      Cash dividends                                                                   (37)                                  (37)
      Issued common stock under
        stock incentive plans                                          7                                                       7
                                         --------------    --------------    --------------     --------------     --------------
BALANCE AT MARCH 31, 2003                $          68     $         345     $       1,793      $        (150)     $       2,056
                                         ==============    ==============    ==============     ==============     ==============


------------------------------------------------------------------------------------------------------------------------------------
(1)   Reconciliations of net income (loss) to total comprehensive loss follow.

                                                                    Three months ended                   Six months ended
                                                                         March 31                             March 31
                                                            --------------------------------     ---------------------------------

      (In millions)                                                  2003              2002               2003               2002
      ----------------------------------------------------------------------------------------------------------------------------
      Net income (loss)                                     $         (39)     $        (21)     $        (131)     $           5
      Minimum pension liability adjustment                             19                 -                 19                  -
          Related tax expense                                          (7)                -                 (7)                 -
      Unrealized translation gains (losses)                            24                (5)                32                (10)
          Related tax benefits                                          -                 -                  -                  3
                                                            --------------     --------------     --------------    --------------
      Total comprehensive loss                              $          (3)    $         (26)     $         (87)     $          (2)
                                                            ==============    ==============     ==============     ==============

------------------------------------------------------------------------------------------------------------------------------------

At March 31, 2003, the accumulated other comprehensive loss of $150 million (after tax) was comprised of net unrealized translation losses of $31 million and a minimum pension liability of $119 million.


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Six months ended
                                                                                                                   March 31
                                                                                                            ------------------------
(In millions)                                                                                                     2003         2002
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS
      Income (loss) from continuing operations                                                              $      (32)   $      17
      Expense (income) not affecting cash
          Depreciation, depletion and amortization                                                                 109          106
          Deferred income taxes                                                                                     22          (79)
          Equity income from affiliates                                                                            (64)         (61)
          Distributions from equity affiliates                                                                      98          119
      Change in operating assets and liabilities (1)                                                               (21)         (92)
                                                                                                            -----------   ----------
                                                                                                                   112           10
CASH FLOWS FROM FINANCING
      Proceeds from issuance of common stock                                                                         1           11
      Repayment of long-term debt                                                                                 (161)         (55)
      Increase in short-term debt                                                                                  165           50
      Dividends paid                                                                                               (37)         (38)
                                                                                                            -----------   ----------
                                                                                                                   (32)         (32)
CASH FLOWS FROM INVESTMENT
      Additions to property, plant and equipment                                                                   (55)         (92)
      Purchase of operations - net of cash acquired                                                                 (5)          (8)
      Proceeds from sale of operations                                                                               6            -
      Other - net                                                                                                   (6)          20
                                                                                                            -----------   ----------
                                                                                                                   (60)         (80)
                                                                                                            -----------   ----------
CASH PROVIDED (USED) BY CONTINUING OPERATIONS                                                                       20         (102)
      Cash provided (used) by discontinued operations                                                               (4)          22
                                                                                                            -----------   ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                                    16          (80)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                                     90          236
                                                                                                            -----------   ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                                   $      106    $     156
                                                                                                            ===========   ==========

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

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL REPORTING

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Although such statements are subject to any year-end audit adjustments which may be necessary, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 2002. Results of operations for the periods ended March 31, 2003, are not necessarily indicative of results to be expected for the year ending September 30, 2003.


INVENTORIES

----------------------------------------------------------------------------------------------------------------------
                                                                        March 31       September 30          March 31
(In millions)                                                               2003               2002              2002
----------------------------------------------------------------------------------------------------------------------
Chemicals and plastics                                              $        387      $         367     $         339
Construction materials                                                        78                 68                84
Petroleum products                                                            64                 58                59
Other products                                                                47                 51                51
Supplies                                                                       7                  6                 5
Excess of replacement costs over LIFO carrying values                        (74)               (65)              (63)
                                                                    -------------     --------------    --------------
                                                                    $        509      $         485     $         475
                                                                    =============     ==============    ==============

EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (EPS) from continuing operations.

------------------------------------------------------------------------------------------------------------------------
                                                                        Three months ended          Six months ended
                                                                             March 31                   March 31
                                                                      ------------------------   -----------------------
(In millions except per share data)                                        2003          2002         2003         2002
------------------------------------------------------------------------------------------------------------------------
NUMERATOR
Numerator for basic and diluted EPS - Income (loss)
   from continuing operations                                         $     (34)   $      (21)   $     (32)   $      17
                                                                      ==========   ===========   ==========   ==========
DENOMINATOR
Denominator for basic EPS - Weighted average
      common shares outstanding                                              68            69           68           69
Common shares issuable upon exercise of stock options                         -             -            -            1
                                                                      ----------   -----------   ----------   ----------
Denominator for diluted EPS - Adjusted weighted
      average shares and assumed conversions                                 68            69           68           70
                                                                      ==========   ===========   ==========   ==========

BASIC EPS                                                             $    (.50)   $     (.31)   $    (.46)   $     .24
DILUTED EPS                                                           $    (.50)   $     (.31)   $    (.46)   $     .24

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

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK INCENTIVE PLANS

As of October 1, 2002, Ashland began expensing employee stock options in accordance with Financial Accounting Standards Board (FASB) Statement No. 123 (FAS 123), "Accounting for Stock-Based Compensation," and its related amendments. Ashland elected the modified prospective method of adoption, under which compensation costs recorded in the periods ended March 31, 2003 are the same as that which would have been recorded had the recognition provisions of FAS 123 been applied from its original effective date. Results for prior periods have not been restated. Prior to October 1, 2002, Ashland accounted for stock options under Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related Interpretations, and no expense was recorded. In addition to stock options, Ashland grants nonvested stock awards to key employees and directors, which are expensed over their vesting period under either APB 25 or FAS 123. The following table illustrates the effect on net income and earnings per share if FAS 123 had been applied to all outstanding and unvested awards in each period.

------------------------------------------------------------------------------------------------------------------------
                                                                        Three months ended          Six months ended
                                                                             March 31                   March 31
                                                                      ------------------------   -----------------------
(In millions except per share data)                                        2003          2002         2003         2002
------------------------------------------------------------------------------------------------------------------------
Net income (loss) as reported                                         $     (39)   $      (21)   $    (131)   $       5
Add:  Stock-based employee compensation expense included
   in reported net income, net of related tax effects                         1             -            2            -
Deduct:  Total stock-based employee compensation expense
   determined under FAS 123 for all awards, net of related
   tax effects                                                               (1)           (1)          (2)          (2)
                                                                      ----------   -----------   ----------   ----------
Pro forma net income (loss)                                           $     (39)   $      (22)   $    (131)   $       3
                                                                      ==========   ===========   ==========   ==========

Earnings (loss) per share:
      Basic - as reported                                             $    (.57)   $     (.31)   $   (1.91)   $     .08
      Basic - pro forma                                               $    (.57)   $     (.32)   $   (1.91)   $     .05

      Diluted - as reported                                           $    (.57)   $     (.31)   $   (1.91)   $     .08
      Diluted - pro forma                                             $    (.57)   $     (.32)   $   (1.91)   $     .04


NOTE B - ACCOUNTING CHANGE - GOODWILL

As of October 1, 2001, Ashland adopted FASB Statement No. 142 (FAS 142), "Goodwill and Other Intangible Assets." Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are subject to annual impairment tests. As a result of the adoption of FAS 142, it was determined that the goodwill of Ashland Distribution was impaired. Accordingly, an impairment loss of $14 million ($12 million net of income taxes) was recorded as a cumulative effect of accounting change as of October 1, 2001.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE C - DISCONTINUED OPERATIONS

Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos. During the quarter ended December 31, 2002, Ashland increased its reserve for asbestos claims by $390 million to cover litigation defense and claim settlement costs expected to be paid during the next ten years. The reserve was further increased by $14 million during the quarter ended March 31, 2003, to maintain the reserve at a level adequate to cover future payments over a rolling 10-year period. Because insurance provides reimbursements for most of these costs and coverage-in-place agreements exist with the insurance companies that provide substantially all of the coverage currently being accessed, these increases in the asbestos reserve are expected to be offset in part by probable insurance recoveries valued at $242 million. The resulting $162 million pretax charge to income (net of deferred income tax benefits of $63 million) was reflected as an after-tax loss from discontinued operations of $99 million in the Statements of Consolidated Income. See Note F for further discussion of Ashland's asbestos-related litigation.

NOTE D - UNCONSOLIDATED AFFILIATES

Under Rule 3-09 of Regulation S-X, Ashland filed audited financial statements for Marathon Ashland Petroleum LLC (MAP) for the year ended December 31, 2002, on a Form 10-K/A on March 20, 2003. Unaudited income statement information for MAP is shown below.

MAP is organized as a limited liability company that has elected to be taxed as a partnership. Therefore, the parents are responsible for income taxes applicable to their share of MAP's taxable income. The net income reflected below for MAP does not include any provision for income taxes that will be incurred by its parents.

MAP maintains an inventory valuation reserve to reduce the LIFO cost of its inventories to their net realizable values. Adjustments in that reserve are recognized quarterly based on changes in petroleum product prices, creating non-cash charges or credits to the earnings of MAP and Ashland. A pretax charge of $77 million was recognized by MAP in the December 2001 quarter and reversed in the March 2002 quarter. As a result of these adjustments, MAP's income from operations and net income for the three months ended March 31, 2002, reflected in the table below, were increased by $77 million and Ashland's equity income was increased by $29 million.

------------------------------------------------------------------------------------------------------------------------
                                                                      Three months ended           Six months ended
                                                                           March 31                    March 31
                                                                    ------------------------   -------------------------
(In millions)                                                            2003          2002          2003          2002
------------------------------------------------------------------------------------------------------------------------
Sales and operating revenues                                        $   8,254    $    5,306    $   15,333    $   11,048
Income from operations                                                     82            34           176           181
Net income                                                                 77            32           169           176
Ashland's equity income                                                    25             8            56            58



--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE E - LEASES AND OTHER COMMITMENTS

LEASES

Under various operating leases, Ashland has guaranteed the residual value of the underlying property that had an unamortized cost totaling $144 million at March 31, 2003. If Ashland had cancelled those leases at that date, its maximum obligations under the residual value guarantees would have amounted to $125 million. Ashland does not expect to incur any significant charge to earnings under these guarantees, $76 million of which relates to real estate. These lease agreements are with unrelated third party lessors and Ashland has no additional contractual or other commitments to any party relative to these leases.

FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," was issued in January 2003. Under FIN 46 certain of the lessor entities as currently structured would have to be consolidated in Ashland's financial statements, beginning July 1, 2003. Ashland may restructure or refinance those leases, purchase the assets from the lessor, or ultimately consolidate the lessor entities. However, the impact of any of these actions is not expected to be material to Ashland's consolidated financial statements.

FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued in November 2002. Upon entering new lease agreements with residual value guarantees after December 31, 2002, Ashland is required to record the fair value at inception of these guarantee obligations in accordance with FIN 45. At March 31, 2003, the recorded value of such obligations is not significant, because new leasing activity has been minimal. Ashland cannot currently estimate the ultimate value of the obligations that will be recorded upon restructuring or refinancing current leases or entering other new leases. However, the liability is generally expected to be offset with an asset (prepaid rent), and both the asset and liability will be amortized over the life of the lease, with no impact on results of operations.

OTHER COMMITMENTS

Ashland has guaranteed 38% of MAP's payments for certain crude oil purchases, up to a maximum guarantee of $95 million. At March 31, 2003, Ashland's contingent liability under this guarantee amounted to the full $95 million. Although Ashland has not made and does not expect to make any payments under this guarantee, it has recorded the fair value of this guarantee obligation, which is not significant.

NOTE F - LITIGATION, CLAIMS AND CONTINGENCIES

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


--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE F - LITIGATION, CLAIMS AND CONTINGENCIES (CONTINUED)

-----------------------------------------------------------------------------------------------------------------------
                                                  Six months ended
                                                          March 31                Years ended September 30
                                            -----------------------    ------------------------------------------------
(In thousands)                                                2003             2002              2001             2000
-----------------------------------------------------------------------------------------------------------------------
Open claims - beginning of period                              160              167               118               93
New claims filed                                                35               45                52               37
Claims settled                                                  (4)             (15)               (2)              (9)
Claims dismissed                                               (13)             (37)               (1)              (3)
                                            -----------------------    -------------     -------------    -------------
Open claims - end of period                                    178              160               167              118
                                            =======================    =============     =============    =============


Since October 1, 1999, Riley has been dismissed as a defendant in 64% of the resolved claims. Amounts spent on litigation defense and claim settlements totaled $26 million for the six months ended March 31, 2003, compared to annual costs of $38 million in 2002, $15 million in 2001 and $11 million in 2000.

During the December 2002 quarter, Ashland increased its reserve for asbestos claims by $390 million to cover the litigation defense and claim settlement costs expected to be paid during the next ten years. The reserve was further increased by $14 million during the quarter ended March 31, 2003, to maintain the reserve at a level adequate to cover future payments over a rolling 10-year period. Prior to December 31, 2002, the asbestos reserve was based on the estimated costs that would be incurred to settle open claims. The estimates of future asbestos claims and related costs were developed with the assistance of Hamilton, Rabinovitz & Alschuler, Inc.
(HR&A), nationally recognized experts in that field. Reflecting the additional provisions, Ashland's reserve for asbestos claims on an undiscounted basis amounted to $580 million at March 31, 2003, compared to $201 million at March 31, 2002.

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

Because insurance provides reimbursements for most of these costs and coverage-in-place agreements exist with the insurance companies that provide substantially all of the coverage currently being accessed, the current year increases in the asbestos reserve are expected to be offset in part by probable insurance recoveries valued at $242 million. At March 31, 2003, Ashland's receivable for recoveries of such costs from its insurers amounted to $419 million, of which $28 million relates to costs previously paid. Receivables from insurance companies amounted to $190 million at March 31, 2002.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE F - LITIGATION, CLAIMS AND CONTINGENCIES (CONTINUED)

Ashland retained the services of Tillinghast-Towers Perrin to assist management in the estimation of probable insurance recoveries. Such recoveries are based on assumptions and estimates surrounding the available insurance coverage, including the continued viability of all solvent insurance carriers. About 35% of the estimated receivables from insurance companies at March 31, 2003, are expected to be due from Equitas Limited
(Equitas) and other London companies. Of the remainder, over 90% is expected to come from companies or groups that are rated A or higher by A.
M. Best.

Although coverage limits are resolved in the coverage-in-place agreement with Equitas and other London companies, there is a disagreement with these companies over the timing of recoveries. The resolution of this disagreement could have a material effect on the value of insurance recoveries from those companies. In estimating the value of future recoveries at March 31, 2003, Ashland used the least favorable interpretation of this agreement and will continue to do so until such time as the disagreement is resolved.

ENVIRONMENTAL REMEDIATION

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At March 31, 2003, such locations included 98 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, approximately 130 current and former operating facilities (including certain facilities conveyed to MAP) and about 1,220 service station properties. Ashland's reserves for environmental remediation amounted to $174 million at March 31, 2003, and reflect its estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.

Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland's ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites. Ashland regularly adjusts its reserves as remediation continues.

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

OTHER LEGAL PROCEEDINGS

In addition to the matters described above, there are various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts. While these actions are being contested, their outcome is not predictable with assurance.


------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

------------------------------------------------------------------------------------------------------------------------------------
                                                                                Three months ended           Six months ended
                                                                                     March 31                    March 31
                                                                              ------------------------      ------------------------
(In millions)                                                                      2003          2002          2003          2002
------------------------------------------------------------------------------------------------------------------------------------
REVENUES
    Sales and operating revenues
       APAC                                                                   $     374     $     424     $     932     $   1,105
       Ashland Distribution                                                         712           621         1,348         1,205
       Ashland Specialty Chemical                                                   326           300           659           612
       Valvoline                                                                    301           273           582           528
       Intersegment sales
          Ashland Distribution                                                       (5)           (5)          (10)           (9)
          Ashland Specialty Chemical                                                (16)          (15)          (32)          (30)
          Valvoline                                                                   -             -             -            (1)
                                                                              ----------    ----------    ----------    ----------
                                                                                  1,692         1,598         3,479         3,410
    Equity income
       APAC                                                                           2             -             4             -
       Ashland Specialty Chemical                                                     2             1             4             2
       Valvoline                                                                      -             -             -             1
       Refining and Marketing                                                        25             8            56            58
                                                                               ----------    ----------    ----------    ----------
                                                                                     29             9            64            61
    Other income
       APAC                                                                          (1)            6             2             6
       Ashland Distribution                                                           4             3            14            12
       Ashland Specialty Chemical                                                     8             7            15            12
       Valvoline                                                                      1             1             3             2
       Refining and Marketing                                                         1             -             1             2
       Corporate                                                                      2             1             3             3
                                                                               ----------    ----------    ----------    ----------
                                                                                     15            18            38            37
                                                                               ----------    ----------    ----------    ----------
                                                                              $   1,736     $   1,625     $   3,581     $   3,508
                                                                              ==========    ==========    ==========    ==========
OPERATING INCOME (LOSS)
    APAC                                                                      $     (57)    $     (14)    $     (56)    $      22
    Ashland Distribution                                                              7            (4)           15             5
    Ashland Specialty Chemical                                                        8            18            26            34
    Valvoline                                                                        18            17            32            28
    Refining and Marketing (1)                                                       21             -            45            45
    Corporate                                                                       (18)          (18)          (46)          (37)
                                                                               ----------    ----------    ----------    ----------
                                                                              $     (21)    $      (1)    $      16     $      97
                                                                              ==========    ==========    ==========    ==========

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


------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
OPERATING INFORMATION BY INDUSTRY SEGMENT

------------------------------------------------------------------------------------------------------------------------------------
                                                                                   Three months ended           Six months ended
                                                                                        March 31                    March 31
                                                                                ------------------------    ------------------------
                                                                                     2003         2002          2003          2002
------------------------------------------------------------------------------------------------------------------------------------
APAC
    Construction backlog at March 31 (millions) (1)                                                         $  1,800    $    1,658
    Hot-mix asphalt production (million tons)                                         4.1          4.6          11.2          13.9
    Aggregate production (million tons)                                               5.3          5.9          12.4          13.8
    Ready-mix concrete production (million cubic yards)                               0.4          0.4           0.9           1.0
ASHLAND DISTRIBUTION (2)
    Sales per shipping day (millions)                                           $    11.3    $    10.0      $   10.8    $      9.7
    Gross profit as a percent of sales                                               15.6%        15.9%         15.8%         16.2%
ASHLAND SPECIALTY CHEMICAL (2)
    Sales per shipping day (millions)                                           $     5.2    $     4.8      $    5.3    $      4.9
    Gross profit as a percent of sales                                               33.3%        36.2%         33.9%         35.3%
VALVOLINE
    Lubricant sales (million gallons)                                                48.6         48.6          92.9          91.8
    Premium lubricants (percent of U.S. branded volumes)                             18.7%        15.6%         17.8%         14.8%
REFINING AND MARKETING (3)
    Refinery runs (thousand barrels per day)
       Crude oil refined                                                              853          891           842           908
       Other charge and blend stocks                                                   96          160           130           168
    Refined product yields (thousand barrels per day)
       Gasoline                                                                       483          591           525           604
       Distillates                                                                    257          278           268           293
       Asphalt                                                                         66           65            65            68
       Other                                                                          143          123           115           117
                                                                                -----------  ----------     ----------   -----------
       Total                                                                          949        1,057           973         1,082
    Refined product sales (thousand barrels per day) (4)                            1,280        1,228         1,293         1,273
    Refining and wholesale marketing margin (per barrel) (5)                    $    1.71    $    0.68      $   1.82    $     1.74
    Speedway SuperAmerica (SSA)
       Retail outlets at March 31                                                                              2,005         2,097
       Gasoline and distillate sales (million gallons)                                829          852         1,726         1,768
       Gross margin - gasoline and distillates (per gallon)                     $   .1166    $   .0827      $  .1085    $    .0989
       Merchandise sales (millions) (6)                                         $     522    $     540      $  1,105    $    1,124
       Merchandise margin (as a percent of sales)                                    25.5%        24.0%         24.8%         24.0%

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

(6) Effective January 1, 2003, SSA adopted EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," which requires rebates from vendors to be recorded as reductions to cost of sales. Rebates from vendors recorded in SSA merchandise sales for periods prior to January 1, 2003 have not been restated and included $44 million in the three months ended March 31, 2002; $46 million in the six months ended March 31, 2003; and $91 million in the six months ended March 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


RESULTS OF OPERATIONS

Ashland reported a loss from continuing operations of $34 million for the quarter ended March 31, 2003, compared to a loss of $21 million for the quarter ended March 31, 2002. The March 2003 quarter also included a $5 million after-tax charge reflected in discontinued operations for future asbestos liabilities less probable insurance recoveries. For the six months ended March 31, 2003, Ashland reported a loss from continuing operations of $32 million, compared to income of $17 million for the six months ended March 31, 2002. An after-tax charge of $99 million associated with estimated future asbestos liabilities less probable insurance recoveries is reflected in discontinued operations for the 2003 period. The 2002 period included a $12 million after-tax charge for the cumulative effect of an accounting change for goodwill. An analysis of operating income by industry segment follows.

APAC

CURRENT QUARTER - APAC reported an operating loss of $57 million for the March 2003 quarter, compared to a loss of $14 million for the March 2002 quarter. APAC continues to suffer from adverse construction weather and high hydrocarbon costs. While APAC typically experiences a slowdown in the March quarter, this year has been markedly slower. Heavier than normal precipitation in the December quarter continued through most of the March quarter, while temperatures were colder than usual in about half of APAC's operating area. These factors severely limited paving operations and the sale of construction materials. Net construction job revenue (total revenue less subcontract costs) decreased 11% from the prior year period, while production of hot-mix asphalt declined 11%, and aggregate production dropped 10%. Operating expenses included a 24% increase in the cost of liquid asphalt and higher costs for fuels used to operate plants and equipment. APAC also incurred a $3 million increase in implementation costs associated with its business process redesign initiative, Project PASS.

YEAR-TO-DATE - APAC reported an operating loss of $56 million for the six months ended March 31, 2003, compared to operating income of $22 million for the six months ended March 31, 2002. The decline reflects the same factors described in the current quarter comparison. Net construction job revenue declined 17%, while production of hot-mix asphalt declined 19%, and production of both aggregate and ready-mix concrete dropped 10%. Liquid asphalt costs were 15% higher and Project PASS costs were up $5 million.

Looking forward, APAC's ability to achieve its previously announced target of a 10% return on investment in fiscal 2004 is subject to a number of factors, including successfully achieving internally generated cost savings (which are on track), adequate governmental funding of highway construction programs, normal weather conditions and reasonable energy costs.

ASHLAND DISTRIBUTION

CURRENT QUARTER - Ashland Distribution reported operating income of $7 million for the March 2003 quarter compared to an operating loss of $4 million for the March 2002 quarter, which included the impact of internal execution problems related to the implementation of an enterprise resource planning system. Margins have been under some pressure as a result of hydrocarbon-driven cost increases for chemicals and plastics. However, sales per shipping day increased 13%.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

ASHLAND DISTRIBUTION (CONTINUED)

YEAR-TO-DATE - Ashland Distribution reported operating income of $15 million for the six months ended March 31, 2003, compared to $5 million for the same period of 2002. The increase reflects the same factors described in the current quarter comparison, as sales per shipping day increased 11%. A significant portion of the profits for both periods ($6 million in 2003 and $7 million in 2002) came from litigation settlements and asset sales.

ASHLAND SPECIALTY CHEMICAL

CURRENT QUARTER - Ashland Specialty Chemical reported operating income of $8 million for the March 2003 quarter, compared to $18 million for the March 2002 quarter. Sales per shipping day increased 8%, despite weak industrial output. However, rising raw material prices were the primary factor contributing to the decline in profits. The composite polymers, maleic anhydride, and specialty polymers & adhesives businesses were hardest hit by the rising costs, necessitating price increases that went into effect April 1, 2003. Casting solutions and electronic chemicals reported higher results, reflecting increased sales volumes due to market improvements.

YEAR-TO-DATE - Ashland Specialty Chemical reported operating income of $26 million for the six months ended March 31, 2003, compared to $34 million for the same period of 2002. Although sales per shipping day increased 8%, margin compression, especially in composite polymers, led to the decline in operating income. Results from electronic chemicals, casting solutions and water treatment improved reflecting increased sales volumes due to market improvements.

VALVOLINE

CURRENT QUARTER - Valvoline reported operating income of $18 million for the March 2003 quarter compared to $17 million for the March 2002 quarter. Overall sales revenues increased 10% over last year's quarter. The improvement reflects higher branded lubricant sales volumes and improved international sales. An increase in the average ticket price contributed to record March quarter earnings for Valvoline Instant Oil Change. The most significant contributor to Valvoline's profits is continued success in the premium products category. While Valvoline's total U.S. branded lubricant volumes were up 6% this quarter, premium product volumes were up 25%.

YEAR-TO-DATE - Valvoline reported operating income of $32 million for the six months ended March 31, 2003, compared to $28 million for the same period of 2002. Higher volumes from the core lubricants business and the success of Valvoline's ongoing premium products strategy contributed to the improvement. Valvoline Instant Oil Change reported record six months results and earnings from international operations improved. The sale of nearly all of Valvoline's remaining R-12 refrigerant inventory added modestly to operating profit.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

REFINING AND MARKETING

CURRENT QUARTER - Operating income from Refining and Marketing, which consists primarily of equity income from Ashland's 38% ownership interest in MAP, amounted to $21 million for the quarter ended March 31, 2003. This compares to near breakeven results for the March 2002 quarter, which benefited from a $29 million pretax, non-cash gain to adjust the carrying value of MAP's inventories to the lower of cost or market value. Equity income from MAP's refining and wholesale marketing operations (which excludes the impact of the inventory adjustment) was up $41 million, reflecting an increase of $1.03 per barrel in MAP's refining and wholesale marketing margin. The positive effects of improved refining crack spreads and wider differentials between sweet and sour crude oil prices were partially offset by higher maintenance, natural gas and purchased product costs. As a result of planned and unplanned maintenance at MAP's refineries, refinery throughputs were down 10% and were supplemented with increased volumes of higher-cost purchased refined products. Equity income from MAP's retail operations (Speedway SuperAmerica and a 50% interest in the Pilot Travel Centers joint venture) increased $8 million, reflecting an increase in product margins.

YEAR-TO-DATE - Operating income from Refining and Marketing amounted to $45 million for both the six months ended March 31, 2003 and 2002. Equity income from MAP's refining and wholesale marketing operations declined $4 million. MAP's refining and wholesale marketing margin improved 8 cents per barrel reflecting the same factors described in the current quarter comparison. However, this improvement was more than offset by increased operating and administrative expenses. Equity income from MAP's retail operations increased $5 million, reflecting an increase in product margins.

CORPORATE

Corporate expenses amounted to $18 million in both the quarter ended March 31, 2003 and 2002. Corporate expenses on a year-to-date basis amounted to $46 million in the 2003 period, compared to $37 million in the 2002 period. The increase reflects an $8 million charge in the December 2002 quarter for severance and other transition costs related to Ashland's program to reduce general and administrative costs by $25 million per year, as well as the expensing of employee stock options which began October 1, 2002.

NET INTEREST AND OTHER FINANCIAL COSTS

For the quarter ended March 31, 2003, net interest and other financial costs totaled $32 million, compared to $34 million for the March 2002 quarter. For the year-to-date, net interest and other financial costs amounted to $65 million in the 2003 period, compared to $70 million in the 2002 period. The decline reflects the repayment of currently maturing long-term debt with lower rate short-term debt, as well as reduced interest rates.

DISCONTINUED OPERATIONS AND ACCOUNTING CHANGE

As described in Notes C and F to the Condensed Consolidated Financial Statements, Ashland's results include losses from discontinued operations associated with estimated future asbestos liabilities less probable insurance recoveries.

As described in Note B to the Condensed Consolidated Financial Statements, Ashland recognized an impairment loss of $12 million after income taxes related to the goodwill of Ashland Distribution, as a result of the adoption of FAS 142 as of October 1, 2001.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


FINANCIAL POSITION

LIQUIDITY

Cash flows from operations, a major source of Ashland's liquidity, amounted to $112 million for the six months ended March 31, 2003, compared to $10 million for the six months ended March 31, 2002. Although cash flows from APAC were down as a result of its lower earnings, most of the other segments reported improvements. Cash distributions from MAP amounted to $93 million in the 2003 period and $119 million in the 2002 period. However, income taxes paid by Ashland related to MAP's earnings were $112 million lower in the 2003 period than in the 2002 period. Ashland pays income taxes on most of its share of the taxable earnings reported by MAP in the following year, creating timing issues in Ashland's cash flows from year to year. Ashland's cash flows from operations exceeded its capital requirements for net property additions and dividends by $19 million for the six months ended March 31, 2003.

Ashland's financial position has enabled it to obtain capital for its financing needs and to maintain investment grade ratings on its senior debt of Baa2 from Moody's and BBB from Standard & Poor's. Ashland has two revolving credit agreements providing for up to $425 million in borrowings, neither of which has been used. Under a shelf registration, Ashland can also issue an additional $545 million in debt and equity securities should future opportunities or needs arise. Furthermore, Ashland has access to the commercial paper markets and various uncommitted lines of credit. While the revolving credit agreements contain a covenant limiting new borrowings based on Ashland's stockholders' equity, these agreements would have permitted an additional $1.2 billion of borrowings at March 31, 2003. Additional permissible borrowings are increased (decreased) by 150% of any increase (decrease) in stockholders' equity.

At March 31, 2003, working capital (excluding debt due within one year) amounted to $635 million, compared to $615 million at September 30, 2002, and $635 million at March 31, 2002. Ashland's working capital is affected by its use of the LIFO method of inventory valuation. That method valued inventories below their replacement costs by $74 million at March 31, 2003, $65 million at September 30, 2002, and $63 million at March 31, 2002. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 77% of current liabilities at March 31, 2003, compared to 78% at September 30, 2002, and 80% at March 31, 2002.

CAPITAL RESOURCES

For the six months ended March 31, 2003, property additions amounted to $55 million, compared to $92 million for the same period last year. Ashland anticipates meeting its remaining 2003 capital requirements for property additions, dividends and scheduled debt repayments of $30 million from internally generated funds.

Ashland's debt level amounted to $1.8 billion at March 31, 2003, and September 30, 2002, compared to $1.9 billion at March 31, 2002. Debt as a percent of capital employed amounted to 46.8% at March 31, 2003, compared to 45.4% at September 30, 2002, and 45.9% at March 31, 2002. At March 31, 2003, Ashland's debt included $214 million of floating-rate obligations, including $175 million of short-term commercial paper and $39 million of long-term debt, and the interest rates on an additional $153 million of fixed-rate, medium-term notes were effectively converted to floating rates through interest rate swap agreements. In addition, Ashland's costs under its sale of receivables program and various operating leases are based on the floating-rate interest costs on $246 million of third-party debt underlying those transactions. As a result, Ashland was exposed to fluctuations in short-term interest rates on $613 million of debt obligations at March 31, 2003.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

ASBESTOS-RELATED LITIGATION AND ENVIRONMENTAL REMEDIATION

For a discussion of Ashland's asbestos-related litigation and environmental remediation matters, see Note F to the Condensed Consolidated Financial Statements.

FORWARD LOOKING STATEMENTS

Management's Discussion and Analysis (MD&A) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, with respect to various information in the Results of Operations, Capital Resources, Asbestos-Related Litigation and Environmental Remediation sections of this MD&A. Estimates as to operating performance, earnings, and scope and effect of asbestos and environmental liabilities are based upon a number of assumptions, including those mentioned in MD&A. Such estimates are also based upon internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, weather, operating efficiencies and economic conditions, such as prices, supply and demand, cost of raw materials, and legal proceedings and claims (including asbestos and environmental matters). Although Ashland believes its expectations are based on reasonable assumptions, it cannot assure the expectations reflected in MD&A will be achieved. This forward-looking information may prove to be inaccurate and actual results may differ significantly from those anticipated if one or more of the underlying assumptions or expectations proves to be inaccurate or is unrealized, or if other unexpected conditions or events occur. Other factors and risks affecting
Ashland are contained in Risks and Uncertainties in Note A to the Consolidated Financial Statements in Ashland's 2002 Annual Report and in Ashland's Form 10-K for the fiscal year ended September 30, 2002, as amended. Ashland undertakes no obligation to subsequently update or revise these forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland's market risk exposure at March 31, 2003 is consistent with, and not greater than, the types and amounts of market risk exposures presented in Ashland's Form 10-K for the fiscal year ended September 30, 2002.

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

(b) There were no significant changes in Ashland's internal controls or in other factors that could significantly affect these controls or procedures subsequent to the date of Ashland's evaluation, nor were there any significant deficiencies or material weaknesses in Ashland's internal controls requiring corrective action.

                        PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

     ITEM 1.  LEGAL PROCEEDINGS

     ENVIRONMENTAL PROCEEDINGS - As of March 31, 2003, Ashland has been identified as a "potentially responsible party" ("PRP") under Superfund or similar state laws for potential joint and several liability for clean-up costs in connection with alleged releases of hazardous substances associated with 98 waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency or a state agency, in which Ashland is typically participating as a member of a PRP group. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight, and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance. For additional information regarding environmental matters and reserves, see Note F to the Condensed Consolidated Financial Statements.

     ASBESTOS-RELATED LITIGATION - Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos. For additional information regarding liabilities arising from asbestos-related litigation, see Note F to the Condensed Consolidated Financial Statements.

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

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         --------

12       Computation of Ratio of Earnings to Fixed Charges.

99.1 Certificate of James J. O'Brien, Chief Executive Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

99.2 Certificate of J. Marvin Quin, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C.
         Section 1350.

(b)      Reports on Form 8-K
         -------------------

     During the quarter ended March 31, 2003, and between such date and the filing of this Form 10-Q, Ashland filed or furnished the following reports on Form 8-K:

(1) Form 8-K dated January 23, 2003 reporting Ashland's first quarter results.

(2) Form 8-K dated April 22, 2003 reporting Ashland's second quarter results.

(3)      Form 8-K dated May 2, 2003 containing a Regulation FD disclosure.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Ashland Inc.
                                     ------------------------------------
                                                (Registrant)


 Date:  May 13, 2003                /s/ J. Marvin Quin
                                    -------------------------------------
                                    J. Marvin Quin
                                    Senior Vice President and Chief
                                    Financial Officer (on behalf of the
                                    Registrant and as principal financial
                                    officer)




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

     Date: May 13, 2003

                                         /s/ James J. O'Brien
                                         --------------------------------
                                         Chief Executive Officer

                                  CERTIFICATION

StatementPursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings.

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

     Date:  May 13, 2003
                                         /s/ J. Marvin Quin
                                         --------------------------------
                                         Chief Financial Officer

                               EXHIBIT INDEX



Exhibit
No.                          Description
------   ----------------------------------------------------------

  12     Computation of Ratio of Earnings to Fixed Charges.

99.1 Certificate of James J. O'Brien, Chief Executive Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

99.2 Certificate of J. Marvin Quin, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.