Form 10-Q
period 2003-06-30
ASHLAND INC
filed 2003-08-13
CIK 7694

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934




                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                          Commission file number 1-2918



                                  ASHLAND INC.
                            (a Kentucky corporation)



                              I.R.S. No. 61-0122250
                           50 E. RiverCenter Boulevard
                                  P. O. Box 391
                         Covington, Kentucky 41012-0391



                        Telephone Number: (859) 815-3333



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes[x] No

     At July 31, 2003, there were 68,251,752 shares of Registrant's Common Stock outstanding. One Right to purchase one-thousandth of a share of Series A Participating Cumulative Preferred Stock accompanies each outstanding share of Registrant's Common Stock.


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

------------------------------------------------------------------------------------------------------------------------------------
                                                                                  Three months ended          Nine months ended
                                                                                       June 30                     June 30
                                                                                -----------------------    ------------------------
(In millions except per share data)                                                  2003         2002           2003         2002
------------------------------------------------------------------------------------------------------------------------------------
REVENUES
      Sales and operating revenues                                              $   2,006    $   1,997     $    5,388    $   5,315
      Equity income                                                                   104           80            169          141
      Other income                                                                     15            7             43           35
                                                                                ----------   ----------    -----------   ----------
                                                                                    2,125        2,084          5,600        5,491
COSTS AND EXPENSES
      Cost of sales and operating expenses                                          1,648        1,602          4,430        4,285
      Selling, general and administrative expenses                                    290          298            870          828
      Depreciation, depletion and amortization                                         49           52            153          153
                                                                                ----------   ----------    -----------   ----------
                                                                                    1,987        1,952          5,453        5,266
                                                                                ----------   ----------    -----------   ----------
OPERATING INCOME                                                                      138          132            147          225
      Net interest and other financial costs                                          (31)         (33)           (97)        (103)
                                                                                ----------   ----------    -----------   ----------
INCOME FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                                                             107           99             50          122
      Income taxes                                                                    (36)         (38)           (17)         (47)
                                                                                ----------   ----------    -----------   ----------
INCOME FROM CONTINUING OPERATIONS                                                      71           61             33           75
      Results from discontinued operations (net of income taxes) - Note B              (1)           4            (94)           7
                                                                                ----------   ----------    -----------   ----------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
      OF ACCOUNTING CHANGE                                                             70           65            (61)          82
      Cumulative effect of accounting change (net of income taxes) - Note C             -            -              -          (12)
                                                                                ----------   ----------    -----------   ----------
NET INCOME (LOSS)                                                               $      70    $      65     $      (61)   $      70
                                                                                ==========   ==========    ===========   ==========

BASIC EARNINGS (LOSS) PER SHARE - Note A
      Income from continuing operations                                         $    1.04    $     .88     $      .48    $    1.08
      Results from discontinued operations                                           (.02)         .06          (1.38)         .10
      Cumulative effect of accounting change                                            -            -              -         (.16)
                                                                                ----------   ----------    -----------   ----------
      Net income (loss)                                                         $    1.02    $     .94     $     (.90)   $    1.02
                                                                                ==========   ==========    ===========   ==========

DILUTED EARNINGS (LOSS) PER SHARE - Note A
      Income from continuing operations                                         $    1.03    $     .87     $      .48    $    1.06
      Results from discontinued operations                                           (.02)         .06          (1.37)         .10
      Cumulative effect of accounting change                                            -            -              -         (.16)
                                                                                ----------   ----------    -----------   ----------
      Net income (loss)                                                         $    1.01    $     .93     $     (.89)   $    1.00
                                                                                ==========   ==========    ===========   ==========

DIVIDENDS PAID PER COMMON SHARE                                                 $    .275    $    .275     $     .825    $    .825

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                      June 30       September 30           June 30
(In millions)                                                                            2003               2002              2002
------------------------------------------------------------------------------------------------------------------------------------

                                       ASSETS
                                       ------
CURRENT ASSETS
      Cash and cash equivalents                                                 $         112      $          90     $         101
      Accounts receivable                                                               1,085              1,090             1,089
      Allowance for doubtful accounts                                                     (40)               (34)              (36)
      Inventories - Note A                                                                512                456               469
      Deferred income taxes                                                                98                119               130
      Current assets of discontinued operations held for sale                             198                211                60
      Other current assets                                                                186                139               128
                                                                                --------------     --------------    --------------
                                                                                        2,151              2,071             1,941
INVESTMENTS AND OTHER ASSETS
      Investment in Marathon Ashland Petroleum LLC (MAP)                                2,401              2,350             2,406
      Goodwill                                                                            519                510               507
      Asbestos insurance receivable (noncurrent portion)                                  398                171               168
      Noncurrent assets of discontinued operations held for sale                            -                  -               146
      Other noncurrent assets                                                             345                329               380
                                                                                --------------     --------------    --------------
                                                                                        3,663              3,360             3,607
PROPERTY, PLANT AND EQUIPMENT
      Cost                                                                              2,949              2,920             2,912
      Accumulated depreciation, depletion and amortization                             (1,725)            (1,629)           (1,603)
                                                                                --------------     --------------    --------------
                                                                                        1,224              1,291             1,309
                                                                                --------------     --------------    --------------

                                                                                $       7,038      $       6,722     $       6,857
                                                                                ==============     ==============    ==============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

CURRENT LIABILITIES
      Debt due within one year                                                  $         296      $         201     $         302
      Trade and other payables                                                          1,235              1,256             1,225
      Current liabilities of discontinued operations held for sale                         28                 39                23
      Income taxes                                                                         16                 24                53
                                                                                --------------     --------------    --------------
                                                                                        1,575              1,520             1,603
NONCURRENT LIABILITIES
      Long-term debt (less current portion)                                             1,564              1,606             1,600
      Employee benefit obligations                                                        493                509               400
      Deferred income taxes                                                               201                246               271
      Reserves of captive insurance companies                                             184                166               182
      Asbestos litigation reserve (noncurrent portion)                                    535                152               148
      Noncurrent liabilities of discontinued operations held for sale                       -                  -                13
      Other long-term liabilities and deferred credits                                    346                350               378
      Commitments and contingencies - Notes E and F
                                                                                --------------     --------------    --------------
                                                                                        3,323              3,029             2,992

COMMON STOCKHOLDERS' EQUITY                                                             2,140              2,173             2,262
                                                                                --------------     --------------    --------------
                                                                                $       7,038      $       6,722     $       6,857
                                                                                ==============     ==============    ==============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Accumulated
                                                                                                          other
                                                  Common           Paid-in          Retained      comprehensive
(In millions)                                      stock           capital          earnings               loss              Total
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT OCTOBER 1, 2001                 $          69     $         363     $       1,920      $        (126)     $       2,226
      Total comprehensive income (1)                                                      70                 18                 88
      Cash dividends                                                                     (57)                                  (57)
      Issued common stock under
        stock incentive plans                                           16                                                      16
      Repurchase of common stock                                       (11)                                                    (11)
                                           --------------    --------------    --------------     --------------     --------------
BALANCE AT JUNE 30, 2002                   $          69     $         368     $       1,933      $        (108)     $       2,262
                                           ==============    ==============    ==============     ==============     ==============



BALANCE AT OCTOBER 1, 2002                 $          68     $         338     $       1,961      $        (194)     $       2,173
      Total comprehensive income (1)                                                     (61)                76                 15
      Cash dividends                                                                     (56)                                  (56)
      Issued common stock under
        stock incentive plans                                            8                                                       8
                                           --------------    --------------    --------------     --------------     --------------
BALANCE AT JUNE 30, 2003                   $          68     $         346     $       1,844      $        (118)     $       2,140
                                           ==============    ==============    ==============     ==============     ==============


------------------------------------------------------------------------------------------------------------------------------------
(1)   Reconciliations of net income (loss) to total comprehensive income follow.

                                                                     Three months ended                     Nine months ended
                                                                           June 30                              June 30
                                                             --------------------------------     ----------------------------------
      (In millions)                                                   2003              2002               2003               2002
      ------------------------------------------------------------------------------------------------------------------------------

      Net income (loss)                                      $          70     $          65      $         (61)     $          70
      Minimum pension liability adjustment                               -                 -                 19                  -
          Related tax expense                                            -                 -                 (7)                 -
      Unrealized translation gains                                      32                26                 64                 17
          Related tax benefit (expense)                                  -                (2)                 -                  1
                                                             --------------    --------------     --------------     --------------
      Total comprehensive income                             $         102     $          89      $          15      $          88
                                                             ==============    ==============     ==============     ==============




------------------------------------------------------------------------------------------------------------------------------------
At June 30, 2003, the accumulated other  comprehensive loss of $118 million
(after tax) was comprised of net unrealized translation gains of $1 million and a minimum pension liability of $119 million.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Nine months ended
                                                                                                                     June 30
                                                                                                          --------------------------
(In millions)                                                                                                   2003         2002
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS
      Income from continuing operations                                                                   $       33    $      75
      Expense (income) not affecting cash
          Depreciation, depletion and amortization                                                               153          153
          Deferred income taxes                                                                                   43         (104)
          Equity income from affiliates                                                                         (169)        (141)
          Distributions from equity affiliates                                                                   114          120
          Other items                                                                                             (1)           -
      Change in operating assets and liabilities (1)                                                             (62)         (96)
                                                                                                          -----------   ----------
                                                                                                                 111            7
CASH FLOWS FROM FINANCING
      Proceeds from issuance of common stock                                                                       1           11
      Repayment of long-term debt                                                                               (191)         (58)
      Repurchase of common stock                                                                                   -          (11)
      Increase in short-term debt                                                                                243           85
      Dividends paid                                                                                             (56)         (57)
                                                                                                          -----------   ----------
                                                                                                                  (3)         (30)
CASH FLOWS FROM INVESTMENT
      Additions to property, plant and equipment                                                                 (84)        (130)
      Purchase of operations - net of cash acquired                                                               (5)         (12)
      Proceeds from sale of operations                                                                             5            -
      Other - net                                                                                                 (6)           1
                                                                                                          -----------   ----------
                                                                                                                 (90)        (141)
                                                                                                          -----------   ----------
CASH PROVIDED (USED) BY CONTINUING OPERATIONS                                                                     18         (164)
      Cash provided by discontinued operations                                                                     4           29
                                                                                                          -----------   ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                                  22         (135)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                                   90          236
                                                                                                          -----------   ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                                 $      112    $     101
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

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL REPORTING

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Although such statements are subject to any year-end audit adjustments which may be necessary, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Ashland's Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2002. Results of operations for the periods ended June 30, 2003, are not necessarily indicative of results to be expected for the year ending September 30, 2003.

INVENTORIES

--------------------------------------------------------------------------------------------------------------------
                                                                        June 30      September 30           June 30
(In millions)                                                              2003              2002              2002
--------------------------------------------------------------------------------------------------------------------
Chemicals and plastics                                            $         364     $         335     $         334
Construction materials                                                       82                68                82
Petroleum products                                                           75                58                55
Other products                                                               60                51                53
Supplies                                                                      5                 5                 4
Excess of replacement costs over LIFO carrying values                       (74)              (61)              (59)
                                                                  --------------    --------------    --------------
                                                                  $         512     $         456     $         469
                                                                  ==============    ==============    ==============


EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (EPS) from continuing operations.

--------------------------------------------------------------------------------------------------------------------
                                                                    Three months ended         Nine months ended
                                                                          June 30                   June 30
                                                                  ------------------------   -----------------------
(In millions except per share data)                                    2003          2002         2003         2002
--------------------------------------------------------------------------------------------------------------------
NUMERATOR
Numerator for basic and diluted EPS - Income from
   continuing operations                                          $      71    $       61    $      33    $      75
                                                                  ==========   ===========   ==========   ==========
DENOMINATOR
Denominator for basic EPS - Weighted average
      common shares outstanding                                          68            69           68           69
Common shares issuable upon exercise of stock options                     1             1            1            1
                                                                  ----------   -----------   ----------   ----------
Denominator for diluted EPS - Adjusted weighted
      average shares and assumed conversions                             69            70           69           70
                                                                  ==========   ===========   ==========   ==========

BASIC EPS                                                         $    1.04    $      .88    $     .48    $    1.08
DILUTED EPS                                                       $    1.03    $      .87    $     .48    $    1.06

PRODUCT WARRANTIES

Because  Ashland's   products  are  generally  sold  without  any  extended
warranties, liabilities for product warranties are insignificant. Costs of product warranties are generally expensed as incurred.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE A - SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK INCENTIVE PLANS

As of October 1, 2002, Ashland began expensing employee stock options in accordance with Financial Accounting Standards Board (FASB) Statement No. 123 (FAS 123), "Accounting for Stock-Based Compensation," and its related amendments. Ashland elected the modified prospective method of adoption, under which compensation costs recorded in the periods ended June 30, 2003 are the same as that which would have been recorded had the recognition provisions of FAS 123 been applied from its original effective date. Results for prior periods have not been restated. Prior to October 1, 2002, Ashland accounted for stock options under Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related Interpretations, and no expense was recorded. In addition to stock options, Ashland grants nonvested stock awards to key employees and directors, which are expensed over their vesting period under either APB 25 or FAS 123. The following table illustrates the effect on net income and earnings per share if FAS 123 had been applied in 2002 to all outstanding and unvested awards.

------------------------------------------------------------------------------------------------------------------------
                                                                        Three months ended         Nine months ended
                                                                              June 30                   June 30
                                                                      ------------------------   -----------------------
(In millions except per share data)                                        2003          2002         2003         2002
------------------------------------------------------------------------------------------------------------------------
Net income (loss) as reported                                         $      70    $       65    $     (61)   $      70
Add:  Stock-based employee compensation expense included
   in reported net income, net of related tax effects                         1             -            3            -
Deduct:  Total stock-based employee compensation expense
   determined under FAS 123 for all awards, net of related
   tax effects                                                               (1)           (1)          (3)          (3)
                                                                      ----------   -----------   ----------   ----------
Pro forma net income (loss)                                           $      70    $       64    $     (61)   $      67
                                                                      ==========   ===========   ==========   ==========

Earnings (loss) per share:
      Basic - as reported                                             $    1.02    $      .94    $    (.90)   $    1.02
      Basic - pro forma                                               $    1.02    $      .92    $    (.90)   $     .97

      Diluted - as reported                                           $    1.01    $      .93    $    (.89)   $    1.00
      Diluted - pro forma                                             $    1.01    $      .92    $    (.89)   $     .96

NOTE B - DISCONTINUED OPERATIONS

Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos. During the quarter ended December 31, 2002, Ashland increased its reserve for asbestos claims by $390 million to cover litigation defense and claim settlement costs expected to be paid during the next ten years. The reserve was increased by an additional $30 million during the six months ended June 30, 2003, to maintain the reserve at a level adequate to cover future payments over a rolling 10-year period. Because insurance provides reimbursements for most of these costs and coverage-in-place agreements exist with the insurance companies that provide substantially all of the coverage currently being accessed, these increases in the asbestos reserve are expected to be offset in part by probable insurance recoveries valued at $250 million. The resulting $170 million pretax charge to income (net of deferred income tax benefits of $66 million) was reflected as an after-tax loss from discontinued operations of $104 million in the Statements of Consolidated Income. See Note F for further discussion of Ashland's asbestos-related litigation.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE B - DISCONTINUED OPERATIONS (CONTINUED)

Ashland announced on June 30, 2003, it had signed a definitive agreement to sell the net assets of its Electronic Chemicals business and certain related subsidiaries to Air Products in a transaction valued at approximately $300 million before tax. Electronic Chemicals is a part of Ashland Specialty Chemical and provides ultra pure chemicals and other products and services to the worldwide semiconductor industry. The sale reflects Ashland's strategy to optimize its business mix and focus greater attention on the remaining specialty chemical businesses and other transportation-related and construction operations where it can achieve strategic advantage. Ashland's after-tax proceeds will be used primarily to reduce debt.

On July 16, 2003, Honeywell International filed suit in a Delaware state court seeking to enjoin this transaction. Honeywell claims, among other things, that the transaction would violate the strategic alliance agreement between Air Products and GEM Microelectronic Materials, a joint venture of Honeywell and Texas Ultrapure Inc. On August 11, 2003, Teamsters Local No. 773 filed suit in a Pennsylvania federal court seeking to enjoin the transaction, claiming it violates a collective bargaining agreement concerning the Electronic Chemicals manufacturing facility in Easton, Pennsylvania. Ashland expects the transaction to be completed, although these legal proceedings may delay the projected closing date of August 29, 2003.

Components of amounts reflected in the income and cash flow statements and balance sheets related to the discontinued operations of Electronic Chemicals are presented in the following table. All assets and liabilities of that business are classified as current starting with the September 30, 2002 balance sheet.

------------------------------------------------------------------------------------------------------------------------
                                                                     Three months ended           Nine months ended
                                                                          June 30                      June 30
                                                                   -----------------------     -------------------------
(In millions)                                                           2003         2002            2003          2002
------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
Revenues                                                           $      56    $      56      $      163    $      157
Costs and expenses                                                       (51)         (51)           (151)         (149)
                                                                   ----------   ----------     -----------   -----------
Operating income                                                           5            5              12             8
Income taxes                                                              (1)          (1)             (2)           (1)
                                                                   ----------   ----------     -----------   -----------
Results from discontinued operations                               $       4    $       4      $       10    $        7
                                                                   ==========   ==========     ===========   ===========
CASH FLOW DATA
Cash flows from operations                                                                     $       15    $       13
Cash flows from investments                                                                            (3)           (6)
                                                                                               -----------   -----------
Cash provided by discontinued operations                                                       $       12    $        7
                                                                                               ===========   ===========


                                                                                  June 30    September 30       June 30
                                                                                     2003            2002          2002
                                                                                ----------------------------------------
BALANCE SHEET DATA
Current assets of discontinued operations held for sale
      Current assets                                                            $      52      $       62    $       60
      Investments and other assets                                                     26              23             -
      Property, plant and equipment - net                                             120             126             -
Noncurrent assets of discontinued operations held for sale
      Investments and other assets                                                      -               -            23
      Property, plant and equipment - net                                               -               -           123
Current liabilities of discontinued operations held for sale
      Current liabilities                                                              15              27            23
      Noncurrent liabilities                                                           13              12             -
Noncurrent liabilities of discontinued operations held for sale                         -               -            13

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE C - ACCOUNTING CHANGE - GOODWILL

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

MAP is organized as a limited liability company that has elected to be taxed as a partnership. Therefore, the parents are responsible for income taxes applicable to their share of MAP's taxable income. The net income of MAP reflected below does not include any provision for income taxes that will be incurred by its parents.

------------------------------------------------------------------------------------------------------------------------
                                                                      Three months ended          Nine months ended
                                                                            June 30                    June 30
                                                                    ------------------------   -------------------------
(In millions)                                                            2003          2002          2003          2002
------------------------------------------------------------------------------------------------------------------------
Sales and operating revenues                                        $   8,005    $    6,775    $   23,338    $   17,823
Income from operations                                                    281           217           457           398
Net income                                                                276           214           446           391
Ashland's equity income                                                   101            78           157           137

NOTE E - LEASES AND OTHER COMMITMENTS

LEASES

Under various operating leases, Ashland has guaranteed the residual value of the underlying property that had an unamortized cost totaling $144 million at June 30, 2003. If Ashland had cancelled those leases at that date, its maximum obligations under the residual value guarantees would have amounted to $126 million. Ashland does not expect to incur any significant charge to earnings under these guarantees, $78 million of which relates to real estate. These lease agreements are with unrelated third party lessors and Ashland has no additional contractual or other commitments to any party relative to these leases.

FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," was issued in January 2003. Beginning July 1, 2003, one of the lessor entities will be consolidated in Ashland's financial statements under FIN 46, resulting in an after-tax charge of $5 million for the cumulative effect of this accounting change. Property, plant and equipment will increase by $27 million and long-term debt will increase by $35 million as a result of the consolidation of the lessor entity. The ongoing impact of the consolidation will not have a significant effect on Ashland's earnings.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE E - LEASES AND OTHER COMMITMENTS (CONTINUED)

FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued in November 2002. Upon entering new lease agreements with residual value guarantees after December 31, 2002, Ashland is required to record the fair value at inception of these guarantee obligations in accordance with FIN 45. At June 30, 2003, the recorded value of such obligations was not significant.

OTHER COMMITMENTS

Ashland has guaranteed 38% of MAP's payments for certain crude oil purchases, up to a maximum guarantee of $95 million. At June 30, 2003, Ashland's contingent liability under this guarantee amounted to $78 million. Although Ashland has not made and does not expect to make any payments under this guarantee, it has recorded the fair value of this guarantee obligation, which is not significant.

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

-----------------------------------------------------------------------------------------------------------------------
                                                 Nine months ended
                                                           June 30                Years ended September 30
                                            -----------------------    ------------------------------------------------
(In thousands)                                                2003             2002              2001             2000
-----------------------------------------------------------------------------------------------------------------------
Open claims - beginning of period                              160              167               118               93
New claims filed                                                58               45                52               37
Claims settled                                                  (5)             (15)               (2)              (9)
Claims dismissed                                               (17)             (37)               (1)              (3)
                                            -----------------------    -------------     -------------    -------------
Open claims - end of period                                    196              160               167              118
                                            =======================    =============     =============    =============

Since October 1, 1999, Riley has been dismissed as a defendant in 65% of the resolved claims. Amounts spent on litigation defense and claim settlements totaled $36 million for the nine months ended June 30, 2003, compared to annual costs of $38 million in 2002, $15 million in 2001 and $11 million in 2000.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE F - LITIGATION, CLAIMS AND CONTINGENCIES (CONTINUED)

During the December 2002 quarter, Ashland increased its reserve for asbestos claims by $390 million to cover the litigation defense and claim settlement costs expected to be paid during the next ten years. The reserve was increased by an additional $30 million during the six months ended June 30, 2003, to maintain the reserve at a level adequate to cover future payments over a rolling 10-year period. Prior to December 31, 2002, the asbestos reserve was based on the estimated costs that would be incurred to settle open claims. The estimates of future asbestos claims and related costs were developed with the assistance of Hamilton, Rabinovitz & Alschuler, Inc. (HR&A), nationally recognized experts in that field. Reflecting the additional provisions, Ashland's reserve for asbestos claims on an undiscounted basis amounted to $585 million at June 30, 2003, compared to $195 million at June 30, 2002.

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

Because insurance provides reimbursements for most of these costs and coverage-in-place agreements exist with the insurance companies that provide substantially all of the coverage currently being accessed, the current year increases in the asbestos reserve are expected to be offset in part by probable insurance recoveries valued at $250 million. At June 30, 2003, Ashland's receivable for recoveries of such costs from its insurers amounted to $423 million, of which $33 million relates to costs previously paid. Receivables from insurance companies amounted to $190 million at June 30, 2002.

Ashland retained the services of Tillinghast-Towers Perrin to assist management in the estimation of probable insurance recoveries. Such recoveries are based on assumptions and estimates surrounding the available insurance coverage, including the continued viability of all solvent insurance carriers. About 35% of the estimated receivables from insurance companies at June 30, 2003, are expected to be due from Equitas Limited (Equitas) and other London companies. Of the remainder, over 90% is expected to come from companies or groups that are rated A or higher by A.
M. Best.

Although coverage limits are resolved in the coverage-in-place agreement with Equitas and other London companies, there is a disagreement with these companies over the timing of recoveries. The resolution of this disagreement could have a material effect on the value of insurance recoveries from those companies. In estimating the value of future recoveries at June 30, 2003, Ashland used the least favorable interpretation of this agreement and will continue to do so until such time as the disagreement is resolved.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE F - LITIGATION, CLAIMS AND CONTINGENCIES (CONTINUED)

ENVIRONMENTAL REMEDIATION

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At June 30, 2003, such locations included 100 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, approximately 130 current and former operating facilities (including certain facilities conveyed to MAP) and about 1,220 service station properties. Ashland's reserves for environmental remediation amounted to $167 million at June 30, 2003, and reflect its estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.

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

None of the remediation locations is individually material to Ashland as its largest reserve for any site is less than $10 million. As a result, Ashland's exposure to adverse developments with respect to any individual site is not expected to be material, and these sites are in various stages of ongoing remediation. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or fiscal year, Ashland believes that the chance of such developments occurring in the same quarter or fiscal year is remote.

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

------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

------------------------------------------------------------------------------------------------------------------------------------
                                                                                Three months ended           Nine months ended
                                                                                      June 30                     June 30
                                                                              ------------------------    --------------------------
(In millions)                                                                      2003          2002          2003          2002
------------------------------------------------------------------------------------------------------------------------------------
REVENUES
    Sales and operating revenues
       APAC                                                                   $     683     $     756     $   1,615     $   1,861
       Ashland Distribution                                                         733           670         2,081         1,875
       Ashland Specialty Chemical                                                   308           290           870           809
       Valvoline                                                                    307           305           889           833
       Intersegment sales
          Ashland Distribution                                                       (6)           (6)          (16)          (15)
          Ashland Specialty Chemical                                                (19)          (18)          (50)          (47)
          Valvoline                                                                   -             -            (1)           (1)
                                                                              ----------    ----------    ----------    ----------
                                                                                  2,006         1,997         5,388         5,315
    Equity income
       APAC                                                                           2             -             6             -
       Ashland Specialty Chemical                                                     1             1             5             3
       Valvoline                                                                      -             1             1             1
       Refining and Marketing                                                       101            78           157           137
                                                                              ----------    ----------    ----------    ----------
                                                                                    104            80           169           141
    Other income
       APAC                                                                           3             2             5             8
       Ashland Distribution                                                           3             2            17            14
       Ashland Specialty Chemical                                                     3            (1)            8             2
       Valvoline                                                                      1             2             4             4
       Refining and Marketing                                                         4             -             4             2
       Corporate                                                                      1             2             5             5
                                                                              ----------    ----------    ----------    ----------
                                                                                     15             7            43            35
                                                                              ----------    ----------    ----------    ----------
                                                                              $   2,125     $   2,084     $   5,600     $   5,491
                                                                              ==========    ==========    ==========    ==========
OPERATING INCOME
    APAC                                                                      $      17     $      42     $     (39)    $      64
    Ashland Distribution                                                             11             3            27             8
    Ashland Specialty Chemical                                                        3            20            21            50
    Valvoline                                                                        24            25            56            53
    Refining and Marketing (1)                                                      100            66           145           111
    Corporate                                                                       (17)          (24)          (63)          (61)
                                                                              ----------    ----------    ----------    ----------
                                                                              $     138     $     132     $     147     $     225
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

------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
OPERATING INFORMATION BY INDUSTRY SEGMENT

------------------------------------------------------------------------------------------------------------------------------------
                                                                                Three months ended           Nine months ended
                                                                                      June 30                     June 30
                                                                              ------------------------    -------------------------
                                                                                    2003         2002          2003          2002
------------------------------------------------------------------------------------------------------------------------------------
APAC
    Construction backlog at June 30 (millions) (1)                                                        $   1,824    $    1,797
    Hot-mix asphalt production (million tons)                                        9.8         11.4          21.0          25.3
    Aggregate production (million tons)                                              8.1          8.5          20.5          22.2
    Ready-mix concrete production (million cubic yards)                              0.6          0.6           1.5           1.5
ASHLAND DISTRIBUTION (2)
    Sales per shipping day (millions)                                         $     11.6    $    10.5     $    11.1    $     10.0
    Gross profit as a percent of sales                                              15.1%        15.6%         15.3%         16.3%
ASHLAND SPECIALTY CHEMICAL (2)
    Sales per shipping day (millions)                                         $      4.9    $     4.5     $     4.6    $      4.3
    Gross profit as a percent of sales                                              33.1%        38.0%         33.8%         37.2%
VALVOLINE
    Lubricant sales (million gallons)                                               49.2         53.7         142.2         145.5
    Premium lubricants (percent of U.S. branded volumes)                            19.8%        17.2%         18.5%         15.7%
REFINING AND MARKETING (3)
    Refinery runs (thousand barrels per day)
       Crude oil refined                                                             951          973           878           930
       Other charge and blend stocks                                                 129          134           130           156
    Refined product yields (thousand barrels per day)
       Gasoline                                                                      582          598           544           602
       Distillates                                                                   292          308           276           298
       Asphalt                                                                        76           77            69            71
       Other                                                                         138          131           123           122
                                                                               -----------   ----------    ----------   -----------
       Total                                                                       1,088        1,114         1,012         1,093
    Refined product sales (thousand barrels per day) (4)                           1,346        1,351         1,311         1,299
    Refining and wholesale marketing margin (per barrel) (5)                  $     2.94    $    2.18     $    2.21    $     1.89
    Speedway SuperAmerica (SSA)
       Retail outlets at June 30                                                                              1,802         2,081
       Gasoline and distillate sales (million gallons)                               882          911         2,608         2,679
       Gross margin - gasoline and distillates (per gallon)                   $    .1229    $   .1116     $   .1134    $    .1032
       Merchandise sales (millions) (6)                                       $      590    $     612     $   1,695    $    1,736
       Merchandise margin (as a percent of sales)                                   23.9%        25.5%         24.4%         24.5%

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

(6) Effective January 1, 2003, SSA adopted EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," which requires rebates from vendors to be recorded as reductions to cost of sales. Rebates from vendors recorded in SSA merchandise sales for periods prior to January 1, 2003 have not been restated and included $38 million in the three months ended June 30, 2002; $46 million in the nine months ended June 30, 2003; and $129 million in the nine months ended June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Ashland reported income from continuing operations of $71 million for the quarter ended June 30, 2003, compared to $61 million for the quarter ended June 30, 2002. For the nine months ended June 30, 2003, Ashland reported income from continuing operations of $33 million, compared to $75 million for the nine months ended June 30, 2002. An analysis of operating income by industry segment follows.

APAC

CURRENT QUARTER - APAC reported operating income of $17 million for the June 2003 quarter, compared to $42 million for the June 2002 quarter. APAC continues to suffer from adverse weather that has significantly hampered construction activity. Twelve of the 14 states in APAC's operating area experienced much higher than normal rainfall for the quarter, continuing the pattern that has persisted throughout the fiscal year. In addition to hampering the overall level of construction activity, the weather conditions created significant inefficiencies in completing the construction work that APAC was still able to perform. Net construction job revenue (total revenue less subcontract costs) decreased 11% from the prior year period, while production of hot-mix asphalt declined 14% and aggregate production dropped 5%. In addition, the cost of liquid asphalt increased 15% compared to the June 2002 quarter.

YEAR-TO-DATE - APAC reported an operating loss of $39 million for the nine months ended June 30, 2003, compared to operating income of $64 million for the nine months ended June 30, 2002. The decline reflects the same factors described in the current quarter comparison. Net construction job revenue declined 14%, while production of hot-mix asphalt declined 17% and production of aggregate dropped 8%. Operating expenses included a 15% increase in the cost of liquid asphalt and higher fuel and power costs. Construction backlog, which consists of work awarded and funded but not yet performed, continues to grow and was at a record high for the June quarter of $1.8 billion.

APAC has completed its strategic reorganization, reducing the number of operating units to 24 from 38 and decreasing field overhead expenses by approximately $8 million per year. In addition, financial shared services were implemented for four more operating units during the quarter, bringing to 11 the total number sharing financial services. This centralization of resources, resulting from the Project PASS business redesign effort, advances APAC's competitive position as a low-cost, operationally efficient organization.

ASHLAND DISTRIBUTION

CURRENT QUARTER - Ashland Distribution reported operating income of $11 million for the June 2003 quarter compared to $3 million for the June 2002 quarter. Ashland Distribution continues to revitalize its business and to improve service to customers by aggressively implementing quality initiatives. Sales per shipping day increased 10% reflecting increased prices, while the gross profit percentage declined 3% reflecting higher raw material costs.

YEAR-TO-DATE - Ashland Distribution reported operating income of $27 million for the nine months ended June 30, 2003, compared to $8 million for the same period of 2002. Sales per shipping day increased 11% reflecting a 6% increase in the average price per pound and a 5% increase in volumes. The gross profit percentage declined 6% reflecting higher raw material costs. A significant portion of the profits for both periods ($6 million in 2003 and $7 million in 2002) came from litigation settlements and gains on asset sales.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

ASHLAND SPECIALTY CHEMICAL

CURRENT QUARTER - Operating income for Ashland Specialty Chemical was $3 million in the June 2003 quarter and included an impairment charge of $10 million for a maleic anhydride production facility in Neville Island, Pa. These results compared to operating income of $20 million in the June 2002 quarter. Sales per shipping day increased 9% reflecting higher product prices. Although demand for durable goods dipped by a combined 2.7 percent in April and May, adversely affecting sales volumes, volumes improved in June. Ashland Specialty Chemical's gross profit percentage declined 13% reflecting higher raw material costs. Composite polymers was hardest hit, due to higher styrene costs. However, margins improved in June as previously announced price increases took effect.

YEAR-TO-DATE - Ashland Specialty Chemical reported operating income of $21 million for the nine months ended June 30, 2003, compared to $50 million for the same period of 2002. The decline reflects the same factors described in the current quarter comparison. Sales per shipping day increased 7% reflecting increased prices. However, the gross profit percentage declined 9% reflecting higher raw material costs, especially for composite polymers.

VALVOLINE

CURRENT QUARTER - Valvoline reported operating income of $24 million for the June 2003 quarter compared to $25 million for the June 2002 quarter. Although overall sales volumes declined, Valvoline increased its market share in a very soft market. Premium product sales volumes increased 7 percent. Lower margins in the core lubricants business reflected higher raw material costs. Valvoline Instant Oil Change (VIOC) had a record June quarter, due in part to a 20% increase in non-oil change revenues and a 12% increase in premium oil changes. In addition, results from Valvoline International improved due to better volumes in key markets and strengthening foreign currencies.

YEAR-TO-DATE - Valvoline reported operating income of $56 million for the nine months ended June 30, 2003, compared to $53 million for the same period of 2002. Results from Valvoline International improved on the strength of higher earnings in Europe, Asia and Australia. Improved earnings from VIOC reflected an 18% increase in non-oil change revenues and a 14% increase in premium oil changes. Results for the core lubricants business declined reflecting decreased lubricant volumes and lower margins due to higher raw material costs.

REFINING AND MARKETING

CURRENT QUARTER - Operating income from Refining and Marketing, which consists primarily of equity income from Ashland's 38% ownership interest in MAP, amounted to $100 million for the quarter ended June 30, 2003, compared to $66 million for the June 2002 quarter. Equity income from MAP's refining and wholesale marketing operations increased $12 million. Demand for petroleum products was soft in the quarter due to high crude oil prices and a weak industrial economy. However, MAP refineries operated well, and MAP's refining and wholesale marketing margin improved 76 cents per barrel over the June 2002 quarter. This improvement was partially offset by higher operating and administrative expenses. Equity income from MAP's retail operations (Speedway SuperAmerica and a 50% interest in the Pilot Travel Centers joint venture) increased $10 million, reflecting an $8 million gain on the sale of 190 Speedway SuperAmerica stores and increased product margins. The net costs of Ashland's retained refining and marketing activities declined $12 million. The June 2003 quarter included gains of $4 million on petroleum crack-spread futures contracts, while the June 2002 quarter included $7 million in fines and settlement costs related to a 1997 fire at the St. Paul Park, Minnesota refinery.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

REFINING AND MARKETING (CONTINUED)

YEAR-TO-DATE - Operating income from Refining and Marketing amounted to $145 million for the nine months ended June 30, 2003, compared to $111 million for the comparable 2002 period. Equity income from MAP's refining and wholesale marketing operations increased $7 million, reflecting a 32 cents per barrel increase in MAP's refining and wholesale marketing margin, partially offset by higher operating and administrative expenses. Equity income from MAP's retail operations increased $15 million, while the net costs of Ashland's retained refining and marketing activities declined $14 million, reflecting the same factors described in the current quarter comparison.

CORPORATE

Corporate expenses amounted to $17 million in the quarter ended June 30, 2003, compared to $24 million in the June 2002 quarter. The decline reflects the impact of Ashland's program initiated last fall to reduce general and administrative (G&A) costs by $25 million per year. Corporate expenses on a year-to-date basis amounted to $63 million in the 2003 period, compared to $61 million in the 2002 period. The increase reflects the net effect of an $8 million charge in the December 2002 quarter for severance and other transition costs related to the cost-reduction program, the expensing of employee stock options which began October 1, 2002, and the cost savings from the G&A cost reduction program.

NET INTEREST AND OTHER FINANCIAL COSTS

For the quarter ended June 30, 2003, net interest and other financial costs totaled $31 million, compared to $33 million for the June 2002 quarter. For the year-to-date, net interest and other financial costs amounted to $97 million in the 2003 period, compared to $103 million in the 2002 period. The decline reflects the repayment of currently maturing long-term debt with lower rate short-term debt, and reduced interest rates.

DISCONTINUED OPERATIONS AND ACCOUNTING CHANGE

As described in Notes B and F to the Condensed Consolidated Financial Statements, Ashland's results from discontinued operations include charges associated with estimated future asbestos liabilities less probable insurance recoveries, as well as net income from the discontinued operations of its Electronic Chemicals business. Such amounts are summarized below.

------------------------------------------------------------------------------------------------------------------------
                                                                     Three months ended           Nine months ended
                                                                          June 30                      June 30
                                                                   -----------------------     -------------------------
(In millions)                                                           2003         2002            2003          2002
------------------------------------------------------------------------------------------------------------------------
Asbestos-related charges (net of deferred income tax benefits)     $      (5)   $       -      $     (104)   $        -
Net income of Electronic Chemicals business                                4            4              10             7
                                                                   ----------   ----------     -----------   -----------
Results from discontinued operations (net of income taxes)         $      (1)   $       4      $      (94)   $        7
                                                                   ==========   ==========     ===========   ===========

As described in Note C to the Condensed Consolidated Financial Statements, Ashland recognized an impairment loss of $12 million after income taxes related to the goodwill of Ashland Distribution, as a result of the adoption of FAS 142 as of October 1, 2001.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

FINANCIAL POSITION

LIQUIDITY

Cash flows from operations, a major source of Ashland's liquidity, amounted to $111 million for the nine months ended June 30, 2003, compared to $7 million for the nine months ended June 30, 2002. Cash flows from Ashland's wholly owned operations were down primarily as a result of lower earnings from APAC. Cash distributions from MAP were also somewhat lower, amounting to $108 million in the 2003 period and $119 million in the 2002 period. However, income taxes paid by Ashland related to MAP's earnings were $142 million lower in the 2003 period than in the 2002 period. Ashland pays income taxes on most of its share of the taxable earnings reported by MAP in the following year, creating timing issues in Ashland's cash flows from year to year. Ashland's capital requirements for net property additions and dividends exceeded cash flows from operations by $23 million for the nine months ended June 30, 2003.

Ashland's financial position has enabled it to obtain capital for its financing needs and to maintain investment grade ratings on its senior debt of Baa2 from Moody's and BBB from Standard & Poor's. Ashland has two revolving credit agreements providing for up to $350 million in borrowings. Under a shelf registration, Ashland can also issue an additional $545 million in debt and equity securities should future opportunities or needs arise. While the revolving credit agreements contain a covenant limiting new borrowings based on Ashland's stockholders' equity, these agreements would have permitted an additional $1.3 billion of borrowings at June 30, 2003. Additional permissible borrowings are increased (decreased) by 150% of any increase (decrease) in stockholders' equity.

On August 7, 2003, S&P revised its outlook on Ashland to negative from stable, and lowered Ashland's commercial paper rating to A-3 from A-2. This action will materially restrict, and could at times eliminate, the availability of the commercial paper market to Ashland. S&P affirmed its investment-grade long-term ratings for Ashland at BBB. On August 8, 2003, Ashland borrowed $100 million under its 364-day revolving credit facility that matures in June 2004, to repay maturing commercial paper. Ashland will likely utilize a portion of its $250 million revolving credit facility, which also matures in June 2004, to repay additional maturing commercial paper. S&P's action does not trigger any obligations or other provisions under Ashland's financing agreements or other contractual relationships.

At June 30, 2003, working capital (excluding debt due within one year) amounted to $872 million, compared to $752 million at September 30, 2002, and $640 million at June 30, 2002. This comparison is affected by the classification of all of the assets and liabilities of Electronic Chemicals as current at June 30, 2003, and September 30, 2002. Ashland's working capital is affected by its use of the LIFO method of inventory valuation. That method valued inventories below their replacement costs by $74 million at June 30, 2003, $61 million at September 30, 2002, and $59 million at June 30, 2002. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 73% of current liabilities at June 30, 2003, compared to 75% at September 30, 2002, and 72% at June 30, 2002.

CAPITAL RESOURCES

For the nine months ended June 30, 2003, property additions amounted to $84 million, compared to $130 million for the same period last year. Ashland anticipates meeting its remaining 2003 capital requirements for property additions and dividends from internally generated funds.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

CAPITAL RESOURCES (CONTINUED)

Ashland's debt level amounted to $1.9 billion at June 30, 2003, compared to $1.8 billion at September 30, 2002, and $1.9 billion at June 30, 2002. Debt as a percent of capital employed amounted to 46.5% at June 30, 2003, compared to 45.4% at September 30, 2002, and 45.7% at June 30, 2002. At June 30, 2003, Ashland's debt included $292 million of floating-rate obligations, including $253 million of short-term commercial paper and $39 million of long-term debt, and the interest rates on an additional $153 million of fixed-rate, medium-term notes were effectively converted to floating rates through interest rate swap agreements. In addition, Ashland's costs under its sale of receivables program and various operating leases are based on the floating-rate interest costs on $289 million of third-party debt underlying those transactions. As a result, Ashland was exposed to fluctuations in short-term interest rates on $734 million of debt obligations at June 30, 2003.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland's market risk exposure at June 30, 2003 is generally consistent with the types and amounts of market risk exposures presented in Ashland's Form 10-K for the fiscal year ended September 30, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

(a) As of the end of the period covered by this quarterly report, Ashland, under the supervision and with the participation of its management, including Ashland's Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of Ashland's disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive
         Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective.

(b) There were no significant changes in Ashland's internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland's internal control over financial reporting.

                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

     ITEM 1. LEGAL PROCEEDINGS

     ENVIRONMENTAL PROCEEDINGS - As of June 30, 2003, Ashland has been identified as a "potentially responsible party" ("PRP") under Superfund or similar state laws for potential joint and several liability for clean-up costs in connection with alleged releases of hazardous substances associated with 100 waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency or a state agency, in which Ashland is typically participating as a member of a PRP group. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight, and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance. For additional information regarding environmental matters and reserves, see Note F to the Condensed Consolidated Financial Statements.

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

ITEM 5. OTHER INFORMATION

     On June 30, 2003, Ashland filed a Form 8-K disclosing that it had signed a definitive agreement to sell the net assets of its Electronic Chemicals business and certain related subsidiaries to Air Products. On August 11, 2003, Teamsters Local Union No. 773 in Allentown, Pennsylvania ("Union") filed suit against Ashland in the United States District Court for the Eastern District of Pennsylvania based upon an alleged breach of a collective bargaining agreement between Ashland and the Union. The collective bargaining agreement at issue concerns Ashland's Electronic Chemicals manufacturing facility in Easton, Pennsylvania. The lawsuit seeks, among other remedies, a preliminary and permanent injuction preventing the consumation of Air Products' proposed purchase of the net assets of Ashland's Electronic Chemicals business and certain related subsidiaries. Honeywell International has also filed suit in a Delaware state court seeking to enjoin this proposed transaction, as was described in Ashland's Form 8-K filed July 18, 2003. Ashland still expects the proposed transaction to be completed, although the current legal proceedings may delay the projected closing date of August 29, 2003.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         --------

10.1     Ashland Inc. Deferred Compensation Plan

10.2     Ashland Inc. Deferred Compensation Plan for Non-Employee Directors

10.3 Eleventh Amended and Restated Ashland Inc. Supplemental Early Retirement Plan for Certain Employees

10.4     Ashland  Inc.  Nonqualified  Excess  Pension  Benefit  Plan - 2003
         Restatement

12       Computation of Ratio of Earnings to Fixed Charges.

31.1 Certificate of James J. O'Brien, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of J. Marvin Quin, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certificate of James J. O'Brien, Chief Executive Officer of Ashland, and J. Marvin Quin, Chief Financial Officer of Ashland, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C.
         Section 1350.

(b)      Reports on Form 8-K
         -------------------

During the quarter ended June 30, 2003, and between such date and the filing of this Form 10-Q, Ashland filed or furnished the following reports on Form 8-K:

(1) Form 8-K dated April 22, 2003 reporting Ashland's second quarter results.

(2)      Form 8-K dated May 2, 2003 containing a Regulation FD disclosure.

(3)      Form 8-K dated May 23, 2003 containing a Regulation FD disclosure.

(4)      Form  8-K  dated  June  27,  2003   containing  a  Regulation   FD
         disclosure.

(5) Form 8-K dated June 30, 2003 reporting the execution of an agreement to sell the net assets of Ashland's Electronic Chemicals business and certain related subsidiaries.

(6) Form 8-K dated July 18, 2003 reporting the filing of a lawsuit by a third party seeking, among other remedies, a preliminary and permanent injunction preventing the consummation of the proposed sale of the net assets of Ashland's Electronic Chemicals business and certain related subsidiaries.

(7) Form 8-K dated July 22, 2003 reporting Ashland's third quarter results.

(8)      Form  8-K  dated  July  23,  2003   containing  a  Regulation   FD
         disclosure.

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


                                                    Ashland Inc.
                                      ------------------------------------------
                                                   (Registrant)


Date: August 13, 2003                   /s/ J. Marvin Quin
                                      ------------------------------------------
                                      J. Marvin Quin
                                      Senior Vice President and Chief Financial
                                      Officer (on behalf of the Registrant and
                                      as principal financial officer)




                               EXHIBIT INDEX



Exhibit
  No.                          Description
-------  -----------------------------------------------------------------------

10.1     Ashland Inc. Deferred Compensation Plan

10.2     Ashland Inc. Deferred Compensation Plan for Non-Employee Directors

10.3 Eleventh Amended and Restated Ashland Inc. Supplemental Early Retirement Plan for Certain Employees

10.4     Ashland  Inc.  Nonqualified  Excess  Pension  Benefit  Plan - 2003
         Restatement

12       Computation of Ratio of Earnings to Fixed Charges.

31.1 Certificate of James J. O'Brien, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of J. Marvin Quin, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certificate of James J. O'Brien, Chief Executive Officer of Ashland, and J. Marvin Quin, Chief Financial Officer of Ashland, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C.
         Section 1350.