Form 10-K
period 2003-09-30
ASHLAND INC
filed 2003-12-01
CIK 7694

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No

     Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. [x]

     Indicate by check mark whether the Registrant is an accelerated filer. Yes [x] No

     At October 31, 2003, based on the New York Stock Exchange closing price, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $2,549,347,022. In determining this amount, the Registrant has assumed that its directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose.

     At October 31, 2003, there were 68,603,477 shares of Registrant's common stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's definitive Proxy Statement for its January 29, 2004 Annual Meeting of Shareholders are incorporated by reference into
Part III.

                                TABLE OF CONTENTS
                                                                            Page
     PART I                                                                 ----

     Item 1.    Business....................................................   1
                APAC   .....................................................   1
                Ashland Distribution........................................   2
                Ashland Specialty Chemical..................................   2
                Valvoline...................................................   3
                Refining and Marketing......................................   4
                Miscellaneous...............................................   7
     Item 2.    Properties..................................................  10
     Item 3.    Legal Proceedings...........................................  10
     Item 4.    Submission of Matters to a Vote of Security Holders.........  12
     Item X.    Executive Officers of Ashland...............................  12

     PART II

     Item 5.    Market for Registrant's Common Stock and Related
                 Security Holder Matters....................................  12
     Item 6.    Selected Financial Data.....................................  13
     Item 7.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................  13
     Item 7A.   Quantitative and Qualitative Disclosures About Market Risk..  13
     Item 8.    Financial Statements and Supplementary Data.................  13
     Item 9.    Changes In and Disagreements with Accountants
                 on Accounting and Financial Disclosure.....................  13
     Item 9A.   Controls and Procedures.....................................  13

     PART III

     Item 10.   Directors and Executive Officers of the Registrant..........  13
     Item 11.   Executive Compensation......................................  13
     Item 12.   Security Ownership of Certain Beneficial
                 Owners and Management and Related Shareholder Matters......  14
     Item 13.   Certain Relationships and Related Transactions..............  14
     Item 14.   Principal Accountant Fees and Services......................  14

     PART IV

     Item 15.   Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K................................................  14

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

     Ashland's businesses are grouped into five industry segments: APAC, Ashland Distribution, Ashland Specialty Chemical, Valvoline and Refining and Marketing. Financial information about these segments for the three fiscal years ended September 30, 2003 is set forth on pages F-24 and F-25 of this annual report on Form 10-K.

     APAC performs asphalt and concrete contract construction work, including highway paving and repair, excavation and grading, and bridge construction, and produces asphaltic and ready-mix concrete, crushed stone and other aggregate in the southern and midwestern United States.

     Ashland Distribution distributes industrial chemicals and solvents, plastics, composite materials and fine ingredients in North America and plastics in Europe. Ashland Distribution also provides environmental services. Ashland Specialty Chemical is focused on two primary chemistries: thermoset and water. It manufactures and supplies specialty chemical products and services to industries including the automotive, building and construction, foundry, marine, paint, paper, ink, flexible packaging and water treatment industries.

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

     At September 30, 2003, Ashland and its consolidated subsidiaries had approximately 22,500 employees (excluding contract employees).

     AVAILABLE INFORMATION. Ashland's Internet address is www.ashland.com. There, Ashland makes available, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as well as any beneficial ownership reports of officers and directors filed electronically on Forms 3, 4 and 5. All such reports will be available as soon as reasonably practicable after Ashland electronically files such material with, or furnishes such material to, the Securities and Exchange Commission ("SEC"). Information contained on Ashland's website is not part of this annual report on Form 10-K and is not incorporated by reference in this document.

                                    APAC

     The APAC group of companies is the nation's largest asphalt and concrete paving company and is a major supplier of construction materials. APAC performs construction work, such as paving, repairing and resurfacing highways, streets, airports, residential and commercial developments, sidewalks and driveways, and grading and base work. In addition, it performs a number of construction services such as excavation and related activities in the construction of bridges and structures, drainage facilities and underground utilities. APAC conducts its business through 24 market focused business units operating in 14 southern and midwestern states. These business units provide construction services and materials throughout the regions in which they operate. These market focused business units are supported by management and administrative staff in Atlanta, Georgia.

     To deliver its services and products, APAC utilizes extensive aggregate-producing properties and construction equipment. It currently has 96 aggregate production facilities, including 35 permanent operating quarry locations; 65 ready-mix concrete plants; 239 hot-mix asphalt plants; and a fleet of over 15,000 mobile equipment units, including heavy construction equipment and transportation-related equipment. In certain market areas, APAC is vertically integrated with asphalt, aggregate and ready-mix operations, all complementing each other.

     Raw aggregate generally consists of sand, gravel, granite, limestone and sandstone. About 29% of the raw aggregate produced by APAC is used in APAC's own contract construction work and the production of various processed construction materials. The remainder is sold to third parties. APAC also purchases substantial quantities of raw aggregate from other producers whose proximity to the job site renders it economically attractive. Most other raw materials, such as liquid asphalt, portland cement and reinforcing steel, are purchased from third parties.

     Approximately 77% of APAC's sales and operating revenues are construction revenues, with the remaining 23% coming from sales of construction materials. Approximately 84% of APAC's construction revenues are derived directly from highway and other public sector sources, with the remaining 16% coming from industrial and commercial customers and private developers.

     Climate and weather significantly affect revenues and margins in the construction business. Due to its location, APAC tends to enjoy a relatively long construction season. Most of APAC's operating income is generated during the construction period of May to October.

     Total backlog at September 30, 2003 was $1,745 million (including APAC's $79 million proportionate share of work related to an unconsolidated equity joint venture), compared to $1,691 million at September 30, 2002. APAC includes a construction project in its backlog when a contract is awarded or a firm letter of commitment is obtained and funding is in place. The backlog at September 30, 2003 is considered firm, and a major portion is expected to be completed during fiscal 2004.

                              ASHLAND DISTRIBUTION

     Ashland Distribution Company ("Ashland Distribution") distributes chemicals, plastics, reinforcements and resins, and fine ingredients in North America and plastics in Europe. Suppliers include many of the world's leading chemical manufacturers. Ashland Distribution specializes in providing mixed truckloads and less-than-truckload quantities to customers in a wide range of industries. Deliveries are facilitated through a network of owned or leased facilities including 120 locations in North America. Distribution of thermoplastic resins in Europe is conducted primarily through 17 third-party warehouses located in 13 countries. Ashland Distribution operates in the following major market segments:

     CHEMICALS - Ashland Distribution distributes specialty and industrial chemicals, additives and solvents to industrial users in the United States, Canada, Mexico and Puerto Rico, as well as some export operations. Markets served include the paint and coatings, inks, adhesives, polymer, rubber, industrial and institutional compounding, automotive, appliance and paper industries.

     PLASTICS - Ashland Distribution offers a broad range of thermoplastic resins and specialties to processors in the United Sates, Canada, Mexico and Puerto Rico, as well as some export operations. Processors include injection molders, extruders, blow molders, and rotational molders. Ashland Distribution also provides plastic material transfer and packaging services and less-than-truckload quantities of packaged thermoplastics. Additionally, Ashland Distribution markets a broad range of thermoplastics to processors in Europe via distribution centers located in Belgium, Denmark, England, Finland, France, Germany, Ireland, Italy, the Netherlands, Norway, Poland, Portugal, Spain and Sweden.

     COMPOSITES - Ashland Distribution supplies mixed truckload and less-than-truckload quantities of polyester thermosetting resins, fiberglass and other specialty reinforcements, catalysts and allied products to customers in the reinforced plastics and cultured marble industries through distribution facilities located throughout North America.

     INGREDIENTS - Ashland Distribution markets food-grade ingredients to food and beverage industry customers in North America. It also distributes ingredients used by companies in the personal care and pharmaceutical industries.

     ENVIRONMENTAL SERVICES - Working in cooperation with chemical waste service companies, Ashland Distribution provides customers with collection, disposal and recycling of hazardous and non-hazardous waste streams. Services are offered through a North American network of more than 80 distribution centers, including 10 storage facilities that have been fully permitted by the United States Environmental Protection Agency ("USEPA").

                           ASHLAND SPECIALTY CHEMICAL

     Ashland Specialty Chemical Company ("Ashland Specialty Chemical") is focused on two primary chemistries: thermoset and water. Ashland Specialty Chemical manufactures and supplies specialty chemical products and services to industries including automotive, building and construction, foundry, marine, paint, paper, ink and flexible packaging. Ashland Specialty Chemical owns and operates 38 manufacturing facilities and participates in 12 manufacturing joint ventures in 20 countries.

         THERMOSET CHEMISTRY

     COMPOSITE POLYMERS - This business group manufactures and sells a broad range of chemical-resistant, fire-retardant, general-purpose and high-performance marine grades of unsaturated polyester and vinyl ester resins and gelcoats for the reinforced plastics industry. Key markets include the transportation, construction and marine industries. This business group has manufacturing plants in Jacksonville and Fort Smith, Arkansas; Los Angeles, California; Bartow, Florida; Pittsburgh and Philadelphia, Pennsylvania; Johnson Creek, Wisconsin; Kelowna, British Columbia, Canada; Kunshan, China; Porvoo and Lahti, Finland; Sauveterre, France; Miszewo, Poland; Benicarlo, Spain; and, through separate joint ventures has manufacturing plants in Sao Paolo, Brazil, and Jeddah, Saudi Arabia. This business group also manufactures products through an Ashland Specialty Chemical facility located in Mississauga, Ontario, Canada. The Petrochemicals business, a group within the Composite Polymers business group, manufactures maleic anhydride in Neal, West Virginia and also markets maleic anhydride in North America.

     CASTING SOLUTIONS - This business group manufactures and sells metal casting chemicals worldwide, including sand-binding resin systems, refractory coatings, release agents, engineered sand additives and riser sleeves. This business group serves the global metal casting industry from 9 owned and operated manufacturing sites which includes factories located in Campinas, Brazil; Mississauga, Ontario, Canada; Changzhou, China; Milan, Italy; Alava, Cantabria and Las Arenas, Spain; Kidderminster, England and Cleveland, Ohio. Casting Solutions also has 9 joint venture manufacturing facilities located in Vienna, Austria; Pons and Le Goulet, France; Bendorf and Wuelfrath, Germany; Ulsan, South Korea; Alvsjo, Sweden and St. Gallen, Switzerland.

     SPECIALTY POLYMERS AND ADHESIVES - This business group manufactures and sells adhesive systems to the building and construction, transportation, and packaging and converting markets. Key technologies include: emulsion polymer isocyanate adhesives for structural wood bonding; elastomeric polymer adhesives and butyl rubber roofing tapes for commercial roofing applications; polyurethane and epoxy structural adhesives for bonding fiberglass reinforced plastics, composites, thermoplastics and metals in automotive, recreational, and industrial applications; specialty phenolic resins for paper impregnation and friction material bonding; induction bonding systems for thermoplastic materials; acrylic polymers for pressure-sensitive adhesives; urethane adhesives for flexible packaging applications; and hot melt adhesives for various packaging applications. It has manufacturing plants in Calumet City, Illinois; Norwood and Totowa, New Jersey; Ashland and Columbus, Ohio; White City, Oregon; and Kidderminster, England.

         WATER CHEMISTRY

     DREW INDUSTRIAL - This business group supplies specialized chemicals and consulting services for the treatment of boiler water, cooling water, steam, fuel and waste streams. It also supplies process chemicals and technical services to the pulp and paper and mining industries and additives to manufacturers of latex and paint. It conducts operations throughout North America, Europe and the Far East and has manufacturing plants in Kearny, New Jersey; Houston, Texas; Ajax, Ontario, Canada; Viiala, Finland; Somercotes, England; Sydney, Australia; and Singapore; and, through separate joint ventures, has production facilities in Seoul, South Korea and Navi Mumbai, India.

     DREW MARINE - This business group supplies technical products and services for the global marine industry. Products and services worldwide include a comprehensive line of marine chemicals and water treatment testing, sealing products, welding and refrigeration products, and firefighting, safety and rescue products for the world's merchant marine fleet.

         DISCONTINUED OPERATIONS

     ELECTRONIC CHEMICALS - This business group was a leading manufacturer and marketer of a variety of electronic materials and services for the worldwide semiconductor industry. On August 29, 2003, Ashland completed the sale of its Electronic Chemicals business in a cash transaction valued at approximately $300 million.

OTHER MATTERS

     For information on Ashland Distribution and Ashland Specialty Chemical and federal, state and local statutes and regulations governing releases into, or protection of, the environment, see "Item 1. Business - Miscellaneous - Environmental Matters" and "Item 3. Legal Proceedings - Environmental Proceedings" in this annual report on Form 10-K.

                                    VALVOLINE

     The Valvoline Company, a division of Ashland, is a marketer of premium-branded automotive and commercial oils, automotive chemicals, automotive appearance products and automotive services, with sales in more than 120 countries. The Valvoline(R) trademark was federally registered in 1873 and is the oldest trademark for a lubricating oil in the United States. Valvoline is comprised of the following business units:

     NORTH AMERICAN: DO IT YOURSELF ("DIY") and DO IT FOR ME ("DIFM") - In the United States and Canada, Valvoline markets premium automotive lubricants and chemicals to the U.S. private passenger car and light truck market through two large business units based on the consumer segments of the market, "Do-It-Yourself" and "Do-It-For-Me." These two business units market Valvoline(R) motor oil, one of the top selling brands in the United States; synthetic SynPower(R) automotive chemicals; Eagle One(R) automotive appearance products; Zerex(R) antifreeze; and Pyroil(R) automotive chemicals. The DIY business unit sells Valvoline products to consumers who perform their own auto maintenance, through retail auto parts stores, mass merchandisers, and warehouse distributors and their affiliated jobber stores such as NAPA and Carquest. The DIFM business unit sells Valvoline products to installers (such as car dealers and quick lubes) through a network of independent distributors, 5 company-owned and operated "direct market" operations and directly to large national account installers. This business unit also established a chain of quick lubes branded "Valvoline Express Care(R)." This chain consists of approximately 300 stores which are independently owned and operated.


     The DIFM business unit also has a strategic alliance with Cummins Engine Company, Inc. ("Cummins") to distribute heavy-duty lubricants to the commercial market. This business unit marketed R-12, an automotive refrigerant that was phased out of production in 1995. Valvoline depleted its inventory of R-12 in fiscal 2003.

     EAGLE ONE - Eagle One markets its brand of premium automobile appearance chemicals for "above-the-hood" applications. Products include waxes, polishes, wheel cleaners and tire shine products. Eagle One markets its products in North America through Valvoline's DIY and DIFM business units and internationally through the Valvoline International business unit.

     VALVOLINE INTERNATIONAL - Valvoline International markets Valvoline and Eagle One branded products through wholly-owned affiliates, joint ventures, licensees, and independent distributors in over 120 countries around the world. The profitability of the business is balanced geographically, with over half of the profit coming from mature markets in Europe and Australia. There are smaller, but rapidly growing, businesses in emerging markets of China, India, and Mexico, including joint ventures with Cummins in India and China. These businesses market lubricants for servicing heavy duty engines and equipment. Supply for these businesses comes from toll manufacturers and from company-owned plants in the United States, Australia, and the Netherlands.

     VALVOLINE INSTANT OIL CHANGE(R) ("VIOC") - VIOC is one of the largest competitors in the expanding U.S. "fast oil change" service business, providing Valvoline with a significant share of the installed segment of the passenger car and light truck motor oil market. As of September 30, 2003, 357 company-owned and 372 franchised service centers were operating in 38 states.

     VIOC has continued its customer service innovation through its upgraded and enhanced Maximum Vehicle Performance program ("MVP"). MVP is a computer-based program that maintains system-wide service records on all customer vehicles. MVP also contains a database on all car models, which allows employees to make service recommendations based on a vehicle owner's manual recommendations.

                             REFINING AND MARKETING

     Refining and Marketing operations are conducted by MAP and its subsidiaries, including its wholly-owned subsidiaries, Speedway SuperAmerica LLC and Marathon Ashland Pipe Line LLC. MAP also participates in the travel center business through its joint venture with Pilot Corporation ("Pilot"). Marathon Oil Company ("Marathon") holds a 62% interest in MAP and Ashland holds a 38% interest in MAP.

REFINING

     MAP owns and operates seven refineries with an aggregate refining capacity of 935,000 barrels of crude oil per calendar day (1 barrel = 42 United States gallons). The table below sets forth the location and daily crude oil throughput capacity (measured in barrels) of each of MAP's refineries as of September 30, 2003:

     Garyville, Louisiana...........................................232,000
     Catlettsburg, Kentucky.........................................222,000
     Robinson, Illinois.............................................192,000
     Detroit, Michigan.............................................. 74,000
     Canton, Ohio................................................... 73,000
     Texas City, Texas.............................................. 72,000
     St. Paul Park, Minnesota....................................... 70,000
                                                                    --------
         Total  ....................................................935,000
                                                                    ========
                                     4

     MAP's refineries include crude oil atmospheric and vacuum distillation, fluid catalytic cracking, catalytic reforming, desulfurization and sulfur recovery units. The refineries have the capability to process a wide variety of crude oils and to produce typical refinery products, including reformulated gasoline ("RFG"). In addition to typical refinery products, the Catlettsburg refinery, an ISO-9000 certified facility, manufactures base lube oil stocks and a wide range of petrochemicals. For the twelve months ended September 30, 2003, 66% of MAP's base lube oil production was purchased by Valvoline and 41% of MAP's petrochemical production (excluding propylene) was purchased by Ashland Distribution.

     MAP also produces a wide range of asphalt products, petroleum pitch aromatics, slack wax, extract and polymer grade propylene.

     The table below sets forth MAP's refinery total input and refinery production by product group for the three years ended September 30, 2003. Refinery total inputs include crude oil and other feedstocks.

                                                         Years Ended September 30
                                        ---------------------------------------------------------
                                                  2003             2002             2001
                                                  ----             ----             ----
     Refinery Input
     --------------
     (in thousands of barrels per day)          1,033.1          1,080.9          1,051.0
     ---------------------------------
     Refined Product Yields
     ----------------------
     (in thousands of barrels per day)
     ---------------------------------
         Gasoline.....................            553.9            594.0            560.5
         Distillates..................            278.4            292.9            278.7
         Propane......................             20.7             21.7             21.2
         Feedstocks & Special Products             87.6             83.5             69.9
         Heavy Fuel Oils..............             23.1             21.3             44.7
         Asphalt......................             70.5             73.3             74.5
                                                -------          -------        ---------
                    Total.............          1,034.2          1,086.7          1,049.5
                                                =======          =======        =========


     Planned maintenance activities requiring temporary shutdown of certain refinery operating units are periodically performed at each refinery. MAP initiated major turnarounds at the Robinson, Texas City and Garyville refineries in the year ended September 30, 2003.

     At its Catlettsburg, Kentucky refinery, MAP continues to make progress on an approximately $400 million multi-year integrated investment program to upgrade product yield realizations and reduce fixed and variable manufacturing expenses. This program involves the expansion, conversion and retirement of certain refinery processing units which, in addition to improving profitability, will reduce the refinery's total gasoline pool sulfur below 30 parts per million, thereby eliminating the need for additional low sulfur gasoline compliance investments at the refinery based on current regulations. The project is expected to be completed in the March quarter of 2004.

     MAP has announced approximately $300 million in new capital projects for its Detroit, Michigan refinery. One of the projects, a $110 million expansion project, is expected to raise the crude oil throughput at the refinery by 35% to 100,000 barrels per day. Other projects are expected to enable the refinery to produce new clean fuels and further control regulated air emissions. Construction is expected to start in early 2004, with completion scheduled for 2005. MAP will be obtaining financing to fund these capital projects.

MARKETING

     MAP's principal marketing areas for gasoline and distillates include the Midwest, the upper Great Plains and the southeastern United States. Gasoline and distillates are sold in 21 states. Gasoline is sold at wholesale primarily to independent marketers, jobbers and chain retailers who resell these products through several thousand retail outlets. MAP also supplies approximately 3,850 jobber-dealer, open-dealer and lessee-dealer locations using the Marathon(R) and Ashland(R) brand names.

     Gasoline, distillates and aviation products are also sold to utilities, railroads, river towing companies, commercial fleet operators, airlines and governmental agencies. About one-half of MAP's propane is sold into the home heating markets and the balance is purchased by industrial consumers. Propylene and petrochemicals are marketed to customers in the chemical industry. Base lube oils, slack wax and extract are sold throughout the United States. Pitch is also sold domestically, but approximately 12% of pitch products are exported into growing markets in Canada, Mexico, India, and South America.

     MAP markets asphalt through owned and leased terminals located throughout the Midwest and Southeast. The MAP customer base includes approximately 900 asphalt paving contractors, government entities (states, counties, cities and townships) and asphalt roofing shingle manufacturers.

     Retail sales of gasoline and diesel fuel are made through MAP's wholly-owned subsidiary, Speedway SuperAmerica LLC ("SSA"). As of September 30, 2003, SSA had 1,791 retail outlets in 9 states in the Midwest which sell petroleum products and convenience store merchandise primarily under the brand names Speedway(R) and SuperAmerica(R). The retail locations sell a variety of food, merchandise, cigarettes, candy and beverages. Several locations also have on-premises brand-name restaurants.

     During the twelve months ended September 30, 2003, 62% of SSA's revenues (excluding excise taxes) were derived from the sale of gasoline and diesel fuel, and the remainder were derived from the sale of merchandise.

     Pilot Travel Centers LLC ("PTC") is the largest operator of travel centers in the United States with approximately 260 locations in 34 states. The travel centers offer diesel fuel, gasoline and a variety of other services associated with such locations, including on-premises brand-name restaurants. In February 2003, PTC purchased 60 retail travel centers located in 15 states, primarily in the Midwest, Southeast and Southwest. Pilot and MAP each own a 50% interest in PTC.

     MAP's  retail   marketing   strategy  is  focused  on  SSA's   Midwest
operations, additional growth in the Marathon(R) brand and continued growth for PTC.

     The table below shows the volume of MAP's consolidated refined product sales for the three years ended September 30, 2003.


                                                                           Years Ended September 30
                                                         -------------------------------------------------
                                                              2003              2002             2001
                                                              ----              ----             ----
     Refined Product Sales
     ---------------------
     (in thousands of barrels per day)
     ---------------------------------
         Gasoline..........................                   772.4             774.3             741.0
         Distillates.......................                   360.6             345.7             349.6
         Propane...........................                    20.3              22.7              21.5
         Feedstocks & Special Products ....                    94.9              80.3              68.1
         Heavy Fuel Oils...................                    23.2              22.0              46.3
         Asphalt...........................                    73.2              76.2              75.8
                                                            -------           -------           -------
                             Total.........                 1,344.6           1,321.2           1,302.3
                                                            =======           =======           =======

     Matching Buy/Sell Volumes
     included in above.....................                    68.3              69.3              43.7

     MAP sells RFG in parts of its marketing territory,  primarily Chicago,
Illinois;   Louisville,   Kentucky;   Northern  Kentucky;   and  Milwaukee,
Wisconsin. MAP also markets low-vapor-pressure gasolines in nine states.

SUPPLY AND TRANSPORTATION

     The  crude  oil  processed  in  MAP's   refineries  is  obtained  from
negotiated contract and spot purchases or exchanges. For the year ended September 30, 2003, MAP's negotiated contract and spot purchases for refinery input of crude oil produced in the United States averaged 403,400 barrels per day, including an average of 33,700 net barrels per day acquired from Marathon. For the year ended September 30, 2003, MAP's foreign crude oil requirements were met largely through purchases from various foreign national oil companies, producing companies and traders. Purchases of foreign crude oil represented 55% of MAP's crude oil requirements for the year ended September 30, 2003.

     MAP's ownership or interest in domestic pipeline systems in its refining and marketing areas is significant. MAP owns, leases or has an ownership interest in 6,786 miles of pipelines in 12 states. This network transports crude oil and refined products to and from terminals, refineries and other pipelines and includes 3,073 miles of crude oil trunk lines and 3,713 miles of refined product lines.

     MAP has a 46.7% ownership interest in LOOP LLC ("LOOP"), which is the owner and operator of the only U.S. deepwater port facility capable of receiving crude oil from very large crude carriers. Ashland has retained a 4% ownership interest in LOOP. MAP also owns a 49.9% ownership interest in LOCAP LLC ("LOCAP"), which is the owner and operator of a crude oil pipeline connecting LOOP to the Capline system. Ashland has retained an 8.62% ownership interest in LOCAP. In addition, MAP has a 37.2% ownership interest in the Capline system. These port and pipeline systems provide MAP with access to common carrier transportation from the Louisiana Gulf Coast to

Patoka, Illinois. At Patoka, the Capline system connects with other common carrier pipelines owned by MAP that provide transportation to MAP's refineries in Illinois, Kentucky, Michigan, Minnesota and Ohio.

     Ohio River Pipe Line LLC ("ORPL"), a subsidiary of MAP, is building a pipeline from Kenova, West Virginia to Columbus, Ohio. The pipeline will be an interstate common carrier pipeline. The pipeline will be known as Cardinal Products Pipeline and is expected to initially move about 36,000 barrels per day of refined petroleum into the central Ohio region. The majority of the construction work on the pipeline has been completed, with start-up of the pipeline expected late in the quarter ending December 31, 2003.

     In February 2003, MAP increased its ownership in Centennial Pipeline LLC from 33.3% to 50%. The remaining 50% is owned by TE Products Pipeline Company, Limited Partnership.

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

     In addition, MAP owns and operates 87 terminal facilities from which it sells a wide range of petroleum products. These facilities are supplied by a combination of barges, pipeline, truck and/or rail.

OTHER MATTERS

     For information on MAP and federal, state and local statutes and regulations governing releases into the environment or protection of the environment, see "Item 1. Business - Miscellaneous - Environmental Matters" in this annual report on Form 10-K.

     In connection with the formation of MAP, Ashland and Marathon entered into a Put/Call, Registration Rights and Standstill Agreement (the "Put/Call Agreement"). The Put/Call Agreement provides that at any time after December 31, 2004, Ashland will have the right to sell to Marathon all of Ashland's ownership interest in MAP, for an amount in cash and/or Marathon debt or equity securities equal to the product of 85% (90% if equity securities are used) of the fair market value of MAP at that time, multiplied by Ashland's percentage interest in MAP. Payment could be made at closing, or, at Marathon's option, in three equal annual installments, the first of which would be payable at closing. At any time after December 31, 2004, Marathon will have the right to purchase Ashland's ownership interest in MAP, for an amount in cash equal to the product of 115% of the fair market value of MAP at that time, multiplied by Ashland's percentage interest in MAP.

                                  MISCELLANEOUS
ENVIRONMENTAL MATTERS

     Ashland has implemented a company-wide environmental policy overseen by the Environmental, Health and Safety Committee of Ashland's Board of Directors. Ashland's Environmental, Health and Safety ("EH&S") department has the responsibility to ensure that Ashland's operating groups maintain environmental compliance in accordance with applicable laws and regulations. This responsibility is carried out via training; widespread communication of EH&S policies, information and regulatory updates; formulation of relevant policies, procedures and work practices; design and implementation of EH&S management systems; internal auditing by an independent auditing group within the EH&S department; monitoring of legislative and regulatory developments that may affect Ashland's operations; assistance to the operating divisions in identifying compliance issues and opportunities for voluntary actions that go beyond compliance; and incident response planning and implementation.

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

     At September 30, 2003, Ashland's reserves for environmental remediation amounted to $174 million, reflecting Ashland's estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland's ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites. Ashland regularly adjusts its reserves as environmental remediation continues. No individual remediation location is material to Ashland as its largest reserve for any site is less than 10% of the remediation reserve. As a result, Ashland's exposure to adverse developments with respect to any individual site is not expected to be material, and these sites are in various stages of ongoing remediation. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occurs in a particular quarter or fiscal year, Ashland believes that the chance of such developments occurring in the same quarter or fiscal year is remote.

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

     In July 1997, the USEPA promulgated revisions to the National Ambient Air Quality Standards ("NAAQS") for ground level ozone and particulate matter which could have a significant effect on certain of Ashland's chemical manufacturing and distribution businesses, and on MAP. The USEPA has begun to implement the new ozone and particulate matters standards, which could result in areas of the country, where Ashland and MAP conduct operations, being designated as not in compliance with the NAAQS. Until these revisions have been more fully implemented, it is not currently possible to estimate any potential financial impact that the revised standards may have on Ashland's or MAP's operations.

     WATER - Ashland's businesses maintain numerous discharge permits, as the National Pollutant Discharge Elimination System of the Clean Water Act and state programs require, and have implemented systems to oversee their compliance efforts. In addition, several of MAP's operations, in particular its barge and terminal facilities, are regulated under the Oil Pollution Act of 1990.

     SOLID WASTE - Ashland's businesses are subject to the Resource Conservation and Recovery Act ("RCRA"), which establishes standards for the management of solid and hazardous wastes. In addition to regulating current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the storage of regulated substances in underground tanks.

     REMEDIATION - Ashland currently operates, and in the past has operated, various facilities where, during the normal course of business, releases of hazardous substances have occurred. Federal and state laws, including but not limited to RCRA and various remediation laws, require that contamination caused by such releases be assessed and, if necessary, remediated to meet applicable standards. MAP operates, and in the past has operated, certain retail outlets where, during the normal course of business, releases of petroleum products from underground storage tanks have occurred. Federal and state laws require that contamination caused by such releases at these sites be assessed and, if necessary, remediated to meet applicable standards.

RESEARCH

     Ashland conducts a program of research and development to invent and improve products and processes and to improve environmental controls for its existing facilities. It maintains research facilities in Dublin, Ohio; Lexington, Kentucky; and Atlanta, Georgia. Research and development costs are expensed as they are incurred and totaled $36 million in fiscal 2003 ($34 million in 2002 and $33 million in 2001).

COMPETITION

     In all its operations, Ashland is subject to intense competition both from companies in the industries in which it operates and from products of companies in other industries.

     The majority of the business for which APAC competes is obtained by competitive bidding. There are a substantial number of competitors in the markets in which APAC operates and, as a result, all of APAC's goods and services are marketed under highly competitive conditions. Factors which influence APAC's competitiveness are price, reputation for quality, the availability of aggregate materials, the geographic location of plants and aggregate materials, machinery and equipment, knowledge of local market conditions and estimating abilities.

     Each of Ashland Distribution's lines of business (chemicals, plastics, ingredients, composites, and environmental services), competes with national, regional and local companies throughout North America. The plastics distribution business also competes in Europe. Competition within each line of business is based primarily on price and reliability of supply.

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

     Valvoline competes in the highly competitive lubricants business principally through premium products and services, distribution capability, a focused "master" brand strategy, advertising and sales promotion. Some of the major brands of motor oils and lubricants Valvoline competes with internationally are Havoline(R), Castrol(R), Pennzoil(R) and Quaker State(R). The highly competitive consumer products car care business is primarily composed of maintenance chemicals, appearance products and tire cleaners. Valvoline competes primarily in this market through specific product performance benefits, distribution capability and advertising and sales promotion. In the highly competitive "fast oil change" business, Valvoline competes with other leading independent fast lube chains on a national, regional or local basis, as well as automobile dealers and service stations. Important competitive factors for Valvoline in the "fast oil change" market include Valvoline's brand recognition; increasing market presence through VIOC and Valvoline Express Care outlets; as well as quality of service, speed, location, convenience and sales promotion.

     MAP competes with a large number of companies to acquire crude oil for refinery processing and in the distribution and marketing of a full array of petroleum products. MAP believes it ranks among the top ten U.S. petroleum companies on the basis of crude oil refining capacity as of September 30, 2003. MAP competes in four distinct markets for the sale of refined products - wholesale, spot, branded and retail distribution. MAP believes it competes with approximately 40 companies in the wholesale distribution of petroleum products to private brand marketers and large commercial and industrial consumers; approximately 80 companies in the sale of petroleum products in the spot market; approximately 10 refiner/marketers in the supply of branded petroleum products to dealers and jobbers; and approximately 600 petroleum product retailers in the retail sale of petroleum products. MAP also competes in the convenience store industry through SSA's retail outlets and in the travel center industry through its ownership in PTC. The retail outlets offer consumers gasoline, diesel fuel (at selected locations) and a variety of food, merchandise, cigarettes, candy and beverages.

FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "anticipates," "believes," "estimates," "expects," "is likely," "predicts," and variations of such words and similar expressions are intended to identify such forward-looking statements. Although Ashland believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such statements will be achieved. Important factors which could cause actual results to differ materially from those contained in such statements are discussed under "Risks and Uncertainties" in Note A of Notes to Consolidated Financial Statements in this annual report on Form 10-K. For a discussion of other factors and risks affecting Ashland's revenues and operations see "Item 1. Business - Miscellaneous - Marketing Conditions" below.

MARKETING CONDITIONS

     Domestic and international political, legislative, regulatory and legal changes may adversely affect Ashland's results of operations. Political actions may include changes in the policies of the Organization of Petroleum Exporting Countries or other developments involving or affecting oil-producing countries, including terrorist activities, military conflict, embargoes, internal instability or actions or reactions of the U.S. government in anticipation of, or in response to, such actions. Profitability of MAP depends largely on the margin between the cost of crude oil and other feedstocks refined and the selling prices of refined products. MAP is a purchaser of crude oil in order to satisfy its refinery throughput requirements. As a result, MAP's overall profitability could be adversely affected by increases in crude oil and other feedstock prices that are not recovered in the market place through higher prices. Reference should be made to the Refining and Marketing section of the Management's Discussion and Analysis section in this annual report on Form 10-K for a discussion of the impact of crude oil costs on MAP's operating performance. While Ashland maintains reserves for anticipated liabilities and carries various levels of insurance, Ashland could be affected by civil, criminal, regulatory or administrative proceedings and claims relating to asbestos, environmental remediation and other matters. Additional information concerning Ashland's asbestos-related litigation and environmental remediation may be found in Note M of Notes to Consolidated Financial Statements in this annual report on Form 10-K.

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

     The profitability of Ashland's businesses is particularly susceptible to downturns in the economy, particularly downturns in the segments of the U.S. economy related to the purchase and sale of durable goods, including housing, construction, automotive, and marine. Both overall demand for Ashland's products and its profit margins may decline as a direct result of an economic recession, inflation, changes in the prices of hydrocarbons and other raw materials (e.g., crude oil and petroleum and chemical products), consumer confidence, interest rates or governmental fiscal policies. In addition, Ashland's profitability may experience significant changes as a result of variations in sales, changes in product mix or pricing competition.

     In addition, changes in climate and weather can significantly affect the performance of several of Ashland's operations. Extreme variations from normal climatic conditions could have a significant effect on the operating results of APAC's construction operations. In particular, unfavorable weather conditions will delay the completion of construction projects and may require the use of additional resources. In addition, most of the refined products sold by MAP and Valvoline are seasonal in nature, and thus demand for those products may decline due to significant changes in prevailing climate and weather conditions. MAP's production or distribution operations are also subject to disruption by extreme weather conditions such as floods, frozen rivers or hurricanes. In addition, adverse weather conditions which impair driving conditions, such as winter storms, can result in reduced retail sales of gasoline.

ITEM 2.  PROPERTIES

     Ashland's corporate headquarters, which is leased, is located in Covington, Kentucky. Principal offices of other major operations are located in Atlanta, Georgia (APAC); Dublin, Ohio (Ashland Distribution and Ashland Specialty Chemical); Lexington, Kentucky (Valvoline); and Russell, Kentucky (Administrative Services). All of these offices are leased, except for the Russell office, which is owned. Principal manufacturing, marketing and other materially important physical properties of Ashland and its subsidiaries are described under the appropriate segment under Item 1 in this annual report on Form 10-K. Additional information concerning certain leases may be found in Note F of Notes to Consolidated Financial Statements in this annual report on Form 10-K.

 ITEM 3. LEGAL PROCEEDINGS

     ENVIRONMENTAL PROCEEDINGS - (1) Under the federal Comprehensive Environmental Response Compensation and Liability Act (as amended) and similar state laws, Ashland may be subject to joint and several liability for clean-up costs in connection with alleged releases of hazardous substances at sites where it has been identified as a "potentially responsible party" ("PRP"). As of September 30, 2003, Ashland had been named a PRP at 100 waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the USEPA or a state agency, in which Ashland is typically participating as a member of a PRP group.

Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight, and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance. For additional information regarding environmental matters and reserves, see "Management's Discussion and Analysis - Application of Critical Accounting Policies - Environmental Remediation" and Note M of Notes to Consolidated Financial Statements and "Item 1. Business - Miscellaneous - Environmental Matters" in this annual report on Form 10-K.

     (2) On May 13, 2002, Ashland entered into a plea agreement with the U.S. Attorney's Office for the District of Minnesota and the Environmental Crimes Section of the U.S. Department of Justice regarding a May 16, 1997 sewer fire at the St. Paul Park, Minnesota refinery, which is now owned by MAP. As part of the plea agreement, Ashland entered guilty pleas to two federal misdemeanors, paid a $3.5 million fine related to violations of the CAA, paid $3.55 million as restitution to the employees injured in the fire, and paid $200,000 as restitution to the responding rescue units. Ashland also agreed to complete certain upgrades to the St. Paul Park refinery's process sewers, junction boxes and drains to meet standards established by Subpart QQQ of the New Source Performance Standards of the CAA (the "Refinery Upgrades").

     In addition, as part of the plea agreement, Ashland entered into a deferred prosecution agreement, wherein prosecution of a separate count of the indictment charging Ashland with violating Subpart QQQ was deferred for four years. The deferred prosecution agreement provides that if Ashland satisfies the terms and conditions of the plea agreement and completes the Refinery Upgrades, the deferred prosecution agreement will terminate and the United States will dismiss that count with prejudice. If, however, it is determined by the court that Ashland willfully violated any term or condition of the plea agreement during the deferral period, the United States may re-initiate prosecution of the deferred count of the indictment, using an admission made by Ashland for purposes of the plea agreement that Ashland knowingly operated the St. Paul Park refinery in violation of certain Subpart QQQ standards.

     As part of its sentence, Ashland was placed on probation for five years. The primary condition of probation is an obligation not to commit future federal, state, or local crimes. If Ashland were to commit such a crime, it would be subject not only to prosecution for that new violation, but the government could also seek to revoke Ashland's probation. The probation office has retained an independent environmental consultant to review and monitor Ashland's compliance with applicable environmental requirements and the terms and conditions of probation. The court also included other customary terms and restrictions of probation in its probation order.

     (3) Pursuant to a 1988 RCRA Administrative Consent Order ("Consent Order"), Ashland is remediating soil and groundwater at a former chemical distribution facility site in Lansing, Michigan. The USEPA is asserting that Ashland has not complied with certain provisions of the Consent Order and has indicated that it may seek to assess penalties against Ashland. Ashland disputes USEPA's assertions. No formal penalty proceeding has been initiated.

     ASBESTOS-RELATED LITIGATION - For information regarding liabilities arising from asbestos-related litigation, see "Management's Discussion and Analysis - Application of Critical Accounting Policies - Asbestos-related litigation" and Note M of Notes to Consolidated Financial Statements in this annual report on Form 10-K.

     SHAREHOLDER DERIVATIVE LITIGATION - On August 16, 2002, Central Laborers' Pension Fund, derivatively as a shareholder of Ashland, instituted an action in the Circuit Court of Kentucky in Kenton County against Ashland's then-serving Board of Directors. On motion of Ashland and the other defendants, the case was removed to the United States District Court, Eastern District of Kentucky, Covington Division. Plaintiff has
moved to remand the case to the state court. The action is purportedly filed on behalf of Ashland, and asserts the following causes of action against the Directors: breach of fiduciary duty, abuse of control, gross mismanagement, and waste of corporate assets. The suit also names Paul W. Chellgren, the then-serving Chief Executive Officer and Chairman of the Board, and James R. Boyd, former Senior Vice President and Group Operating Officer, as individual defendants, and it seeks to recover an unstated sum from them individually alleging unjust enrichment from various transactions completed during their tenure with Ashland. The suit further seeks an unspecified sum from Mr. Chellgren individually based upon alleged usurpation of corporate opportunities. The suit also names J. Marvin Quin, Ashland's Chief Financial Officer, as well as three former employees of Ashland's wholly-owned subsidiary, APAC, as individual defendants and alleges that they participated in the preparation and filing of false financial statements during fiscal years 1999 - 2001. The suit further names Ernst & Young LLP ("E&Y"), as a defendant, alleging professional accounting malpractice and negligence in the conduct of its audit of Ashland's 1999 and 2000 financial statements, respectively, as well as alleging that E&Y aided and abetted the individual defendants in their alleged breach of duties. The complaint seeks to recover, jointly and severally, from defendants an unstated sum of compensatory and punitive damages. The complaint seeks equitable and/or injunctive relief to avoid continuing harm from alleged ongoing illegal acts, and seeks a disgorgement of defendants' alleged insider-trading gains, in addition to the reasonable cost and expenses incurred in bringing the complaint, including attorneys' and experts' fees.

     OTHER LEGAL PROCEEDINGS - In addition to the matters described above, there are various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts. While these actions are being contested, their outcome is not predictable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2003.

ITEM X.  EXECUTIVE OFFICERS OF ASHLAND

     The following is a list of Ashland's executive officers, their ages and their positions and offices during the last five years (listed alphabetically after the Chief Executive Officer as to members of Ashland's Executive Committee and other executive officers).

     JAMES J. O'BRIEN (age 49) is Chairman of the Board, Chief Executive Officer and Director of Ashland and has served in such capacities since 2002. During the past five years, he has also served as President, Chief Operating Officer, Senior Vice President and Group Operating Officer of Ashland and President of The Valvoline Company.

     GARY A. CAPPELINE (age 54) is Senior Vice President and Group Operating Officer of Ashland and President of Ashland Specialty Chemical Company, and has served in such capacities since 2003 and 2002, respectively. During the past five years, he has also served as a chemical industry partner at Bear Stearns Merchant Bank, President of AlliedSignal Specialty Chemicals and Group Vice President, Pigments and Additives of Engelhard Corp.

     DAVID J. D'ANTONI (age 58) is Senior Vice President and Group Operating Officer of Ashland and President of APAC, Inc. and has served in such capacities since 1988, 1999 and 2003, respectively. During the past five years, he has also served as President of Ashland Chemical Company.

     DAVID L.  HAUSRATH (age 51) is Vice  President and General  Counsel of
Ashland and has served in such capacities since 1998 and 1999, respectively. During the past five years, he has also served as Associate General Counsel of Ashland.

     J. DAN LACY (age 56) is Vice President - Corporate Affairs of Ashland and has served in such capacity since 1986. It is anticipated that Mr. Lacy will retire on December 31, 2003.

     J. MARVIN QUIN (age 56) is Senior Vice President and Chief Financial Officer of Ashland and has served in such capacities since 1992.

     RICHARD P. THOMAS (age 57) is Vice President and Secretary of Ashland and has served in such capacities since 1998 and 1999, respectively. During the past five years, he has also served as Associate General Counsel of Ashland and Administrative Vice President and General Counsel of Ashland Petroleum Company. It is anticipated that Mr. Thomas will retire on March 31, 2004.

     KENNETH L. AULEN (age 54) is Administrative Vice President and Controller of Ashland and has served in such capacities since 1992. It is anticipated that Mr. Aulen will retire in the March quarter of fiscal 2004.

     SAMUEL J. MITCHELL (age 42) is Vice President of Ashland and President of The Valvoline Company and has served in such capacities since 2002. During the past five years, he has also served as Vice President - Retail Business, Vice President of Marketing and Director of Marketing - The Valvoline Company.

     FRANK L. WATERS (age 42) is Vice President of Ashland and President of Ashland Distribution Company and has served in such capacities since 2002. During the past five years, he has also served as Vice President of Ashland Plastics - Europe and Director of Sales for Ashland Distribution's Fine Ingredients Division.

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


                                  PART II

     ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     There is hereby incorporated by reference the information appearing in Note P of Notes to Consolidated Financial Statements in this annual report on Form 10-K.

     At September 30, 2003, there were approximately 16,800 holders of record of Ashland's Common Stock. Ashland Common Stock is listed on the New York and Chicago stock exchanges (ticker symbol ASH) and has trading privileges on the Boston, Cincinnati, Pacific and Philadelphia stock exchanges.

ITEM 6.  SELECTED FINANCIAL DATA

     See Five-Year Selected Financial Information on page F-26.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See Management's Discussion and Analysis of Financial Condition and Results of Operations on pages M-1 through M-12.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Quantitative and Qualitative Disclosures About Market Risk on pages M-11 and M-12.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and financial schedule of Ashland presented in this annual report on Form 10-K are listed in the index on page F-1.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) As of September 30, 2003, Ashland, under the supervision and with the participation of its management, including Ashland's Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of Ashland's disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective.

(b) There were no significant changes in Ashland's internal control over financial reporting, or in other factors, that occurred during the fiscal quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, Ashland's internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There is hereby incorporated by reference the information to appear under the caption "Ashland Inc.'s Board of Directors - Nominees for Election at the 2004 Annual Meeting" and the information regarding Section 16 beneficial ownership reporting compliance in Ashland's definitive Proxy Statement for its January 29, 2004 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after September 30, 2003 ("Proxy Statement"). See also the list of Ashland's executive officers and related information under "Executive Officers of Ashland" in Part I - Item X in this annual report on Form 10-K.

     There is hereby incorporated by reference the information to appear under the caption "Audit Committee Report" regarding Ashland's audit committee financial experts, as defined under Item 401 of Regulation S-K of the Securities Exchange Act of 1934, as amended, in Ashland's Proxy Statement.

     Ashland has adopted a Code of Business Conduct (the "Code"). The Code applies to Ashland's directors, all employees of Ashland and its subsidiary companies, including the principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions ("Key Personnel"). The Code is posted on Ashland's website. Ashland will satisfy any disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, any provision of the Code with respect to its Key Personnel or directors by disclosing the nature of such amendment or waiver on its website or in a current report on Form 8-K.


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

     The following table summarizes the equity compensation plans under which Ashland Common Stock may be issued as of September 30, 2003. Except as disclosed in the narrative to the table, all plans were approved by shareholders of Ashland.

                                        EQUITY COMPENSATION PLAN INFORMATION
                                                                                 Number of securities
                                                                                remaining available for
     Plan Category           Number of securities to     Weighted-average        future issuance under
     -------------           be issued upon exercise    exercise price of        equity compensation
                             of outstanding options,   outstanding options,         plans(excluding
                               warrants and rights     warrants and rights       securities  reflected in
                               -------------------     --------------------           column (a))
                                                                                      -----------
                                       (a)                     (b)                        (c)
Equity compensation plans
 approved by security              6,971,774                 $37.56                   2,712,816  (2)
 holders.....................

Equity compensation plans
not approved by security             835,291                 $33.89                        0
holders (1).................       ---------                 ------                    ---------
         Total...............      7,807,065                 $37.17                    2,712,816
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

(2) Includes 489,074 shares available for issuance under the Deferred Compensation Plan for Employees, and 364,154 shares available for issuance under the Deferred Compensation Plan for Non-Employee Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     There is hereby incorporated by reference the information with respect to principal accountant fees and services to appear under the captions "Item 2: Ratification of Auditors" and "Audit Committee Report" in Ashland's Proxy Statement.


                                  PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF THIS REPORT

(1) and (2) Financial Statements and Financial Schedule

     The consolidated financial statements and financial schedule of Ashland presented in this annual report on Form 10-K are listed in the index on page F-1.

(3) Exhibits

3.1      Third  Restated  Articles of  Incorporation  of Ashland  (filed as
         Exhibit 3 to Ashland's Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

3.2      By-laws of Ashland,  effective  as of November  15, 2002 (filed as
         Exhibit 3.2 to Ashland's annual report on Form 10-K for the fiscal year ended September 30, 2002 and incorporated herein by reference).

4.1 Ashland agrees to provide the SEC, upon request, copies of instruments defining the rights of holders of long-term debt of Ashland and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed with the SEC.

4.2 Indenture, dated as of August 15, 1989, as amended and restated as of August 15, 1990, between Ashland and Citibank, N.A., as Trustee (filed as Exhibit 4.2 to Ashland's annual report on Form 10-K for the fiscal year ended September 30, 2001 and incorporated herein by reference).

4.3 Indenture, dated as of September 7, 2001, between Ashland and U.S. Bank National Association, as Trustee (filed as Exhibit 4.3 to Ashland's annual report on Form 10-K for the fiscal year ended September 30, 2001 and incorporated herein by reference).

4.4 Rights Agreement, dated as of May 16, 1996, between Ashland Inc. and the Rights Agent, together with Form of Right Certificate (filed as Exhibit 4.4 to Ashland's annual report on Form 10-K for the fiscal year ended September 30, 2001 and incorporated herein by reference).

     The following Exhibits 10.1 through 10.12 are compensatory plans or arrangements or management contracts required to be filed as exhibits pursuant to Item 601(b)(10)(ii)(A) of Regulation S-K.

10.1 Amended Stock Incentive Plan for Key Employees of Ashland Inc. and its Subsidiaries (filed as Exhibit 10.1 to Ashland's annual report on Form 10-K for the fiscal year ended September 30, 1999 and incorporated herein by reference).

10.2 Ashland Inc. Deferred Compensation Plan for Non-Employee Directors (filed as Exhibit 10.2 to Ashland's Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.3 Ashland Inc. Deferred Compensation Plan (filed as Exhibit 10.1 to Ashland's Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.4 Eleventh Amended and Restated Ashland Inc. Supplemental Early Retirement Plan for Certain Employees (filed as Exhibit 10.3 to Ashland's Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.5 Ashland Inc. Salary Continuation Plan (filed as Exhibit 10.5 to Ashland's annual report on Form 10-K for the fiscal year ended September 30, 2002 and incorporated herein by reference).

10.6 Form of Ashland Inc. Executive Employment Contract between Ashland Inc. and certain executives of Ashland (filed as Exhibit 10.6 to Ashland's annual report on Form 10-K for the fiscal year ended September 30, 2002 and incorporated herein by reference).

10.7 Form of Indemnification Agreement between Ashland Inc. and members of its Board of Directors.

10.8     Ashland Inc.  Nonqualified  Excess Benefit  Pension Plan (filed as
         Exhibit 10.4 to Ashland's Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.9     Ashland Inc. Directors' Charitable Award Program (filed as Exhibit
         10.11 to Ashland's annual report on Form 10-K for the fiscal year ended September 30, 2002 and incorporated herein by reference).

10.10 Ashland Inc. 1993 Stock Incentive Plan (filed as Exhibit 10.11 to Ashland's annual report on Form 10-K for the fiscal year ended September 30, 2000 and incorporated herein by reference).

10.11 Ashland Inc. 1997 Stock Incentive Plan (filed as Exhibit 10.14 to Ashland's annual report on Form 10-K for the fiscal year ended September 30, 2002 and incorporated herein by reference).

10.12    Amended and Restated Ashland Inc. Incentive Plan (filed as Exhibit
         10.15 to Ashland's annual report on Form 10-K for the fiscal year ended September 30, 2002 and incorporated herein by reference).

10.13 Amended and Restated Limited Liability Company Agreement of Marathon Ashland Petroleum LLC dated as of December 31, 1998
         (filed as Exhibit 10.17 to Ashland's annual report on Form 10-K for the fiscal year ended September 30, 1999 and incorporated herein by reference).

10.14 Put/Call, Registration Rights and Standstill Agreement as amended to December 31, 1998 among Marathon Oil Company, USX Corporation, Ashland Inc. and Marathon Ashland Petroleum (filed as Exhibit
         10.18 to Ashland's annual report on Form 10-K for the fiscal year ended September 30, 1999 and incorporated herein by reference).

11 Computation of Earnings Per Share (appearing on page F-9 of this annual report on Form 10-K).

12       Computation of Ratio of Earnings to Fixed Charges.

21       List of subsidiaries.

23.1     Consent of independent auditors.

24       Power  of  Attorney,   including   resolutions  of  the  Board  of
         Directors.

31.1 Certificate of James J. O'Brien, Chief Executive Officer of Ashland, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of J. Marvin Quin, Chief Financial Officer of Ashland, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certificate of James J. O'Brien, Chief Executive Officer of Ashland, and J. Marvin Quin, Chief Financial Officer of Ashland, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Upon written or oral request, a copy of the above exhibits will be furnished at cost.

(B) REPORTS ON FORM 8-K

     During the quarter ended September 30, 2003, and between such date and the filing of this annual report on Form 10-K, Ashland filed or furnished the following reports on Form 8-K.

(1) A report on Form 8-K dated July 18, 2003 reporting the filing of a lawsuit by a third party seeking, among other remedies, a preliminary and permanent injunction preventing the consummation of the proposed sale of the net assets of Ashland's Electronic Chemicals business and certain related subsidiaries.

(2) A report on Form 8-K dated July 22, 2003 reporting Ashland's third quarter results.

(3) A report on Form 8-K dated July 23, 2003 containing a Regulation FD disclosure.

(4) A report on Form 8-K dated August 20, 2003 reporting that Ashland had signed a definitive agreement to sell the net assets of its Electronic Chemicals business group to Air Products and Chemicals, Inc.

(5) A report on Form 8-K dated August 27, 2003 containing a Regulation FD disclosure.

(6) A report on Form 8-K dated August 29, 2003 reporting that Ashland had completed the sale of its Electronic Chemicals business group to Air Products and Chemicals, Inc.

(7) A report on Form 8-K dated October 1, 2003 containing a Regulation FD disclosure.

(8) A report on Form 8-K dated October 21, 2003 reporting Ashland's fourth quarter and fiscal 2003 results.

(9) A report on Form 8-K dated October 23, 2003 containing a Regulation FD disclosure.

(10)     A report on Form 8-K dated November 26, 2003, as amended by a Form
         8-K/A  dated  November  26,  2003,   containing  a  Regulation  FD
         disclosure.

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


                                  ASHLAND INC.
                                  (Registrant)
                                  By:


                                  /s/ J. Marvin Quin
                                  -----------------------------------
                                  J. Marvin Quin
                                  Senior Vice President and Chief
                                  Financial Officer

                                  Date:  December 1, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities indicated, on December 1, 2003.


                  SIGNATURES                                           CAPACITY
                  ----------                                           --------

            /S/ JAMES J. O'BRIEN                     Chairman of the Board, Chief Executive Officer
--------------------------------------------          and Director
                JAMES J. O'BRIEN

            /S/ J. MARVIN QUIN                       Senior Vice President and Chief Financial Officer
--------------------------------------------
               J. MARVIN QUIN

            /S/ KENNETH L. AULEN                      Administrative Vice President, Controller and
--------------------------------------------          Principal Accounting Officer
              KENNETH L. AULEN

                         *                           Director
--------------------------------------------
             ERNEST H. DREW

                         *                           Director
--------------------------------------------
            ROGER W. HALE

                         *                           Director
--------------------------------------------
            BERNADINE P. HEALY

                         *                           Director
--------------------------------------------
             MANNIE L. JACKSON

                         *                           Director
--------------------------------------------
            PATRICK F. NOONAN

                         *                           Director
--------------------------------------------
               JANE C. PFEIFFER

                         *                           Director
--------------------------------------------
             WILLIAM L. ROUSE, JR.

                         *                           Director
--------------------------------------------
            GEORGE A. SCHAEFER, JR.

                         *                           Director
--------------------------------------------
                 THEODORE M. SOLSO

                         *                           Director
--------------------------------------------
                  MICHAEL J. WARD


*By:  /s/ David L. Hausrath
      ---------------------
      David L. Hausrath
      Attorney-in-Fact


     Date:  December 1, 2003

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table shows revenues, operating income and operating information by industry segment for each of the last three years ended September 30.

(In millions)                                                                      2003         2002           2001
--------------------------------------------------------------------------------------------------------------------
SALES AND OPERATING REVENUES
APAC                                                                          $   2,400    $   2,652     $    2,624
Ashland Distribution                                                              2,804        2,535          2,849
Ashland Specialty Chemical                                                        1,170        1,094          1,055
Valvoline                                                                         1,235        1,152          1,092
Intersegment sales                                                                  (91)         (85)           (92)
                                                                              ----------   ----------    -----------
                                                                              $   7,518    $   7,348     $    7,528
                                                                              ==========   ==========    ===========
OPERATING INCOME
APAC                                                                          $     (42)   $     122     $       55
Ashland Distribution                                                                 32            1             35
Ashland Specialty Chemical                                                           31           70             38
Valvoline                                                                            87           77             81
Refining and Marketing (1)                                                          263          143            707
Corporate                                                                          (105)         (92)           (85)
                                                                              ----------   ----------    -----------
                                                                              $     266    $     321     $      831
                                                                              ==========   ==========    ===========
OPERATING INFORMATION
APAC
      Construction backlog at September 30 (millions) (2)                     $   1,745    $   1,691     $    1,629
      Hot-mix asphalt production (million tons)                                    32.5         36.7           36.7
      Aggregate production (million tons)                                          28.7         31.0           28.7
      Ready-mix concrete production (million cubic yards)                           2.0          2.1            2.3
Ashland Distribution (3)
      Sales per shipping day (millions)                                       $    11.1    $    10.1     $     11.2
      Gross profit as a percent of sales                                           15.3%        16.1%          15.9%
Ashland Specialty Chemical (3)
      Sales per shipping day (millions)                                       $     4.6    $     4.3     $      4.2
      Gross profit as a percent of sales                                           33.7%        37.0%          34.1%
Valvoline
      Lubricant sales (million gallons)                                           193.5        199.0          187.4
      Premium lubricants (percent of U.S. branded volumes)                         18.5%        16.1%          11.7%
Refining and Marketing (4)
      Refinery runs (thousand barrels per day)
        Crude oil refined                                                           900          930            912
        Other charge and blend stocks                                               133          151            139
      Refined product yields (thousand barrels per day)
        Gasoline                                                                    554          594            560
        Distillates                                                                 278          293            279
        Asphalt                                                                      71           73             75
        Other                                                                       131          127            136
                                                                              ----------   ----------    -----------
        Total                                                                     1,034        1,087          1,050
      Refined product sales (thousand barrels per day) (5)                        1,345        1,321          1,302
      Refining and wholesale marketing margin (per barrel) (6)                $    2.59    $    1.82     $     5.17
      Speedway SuperAmerica (SSA)
        Retail outlets at September 30                                            1,791        2,063          2,145
        Gasoline and distillate sales (million gallons)                           3,423        3,622          3,587
        Gross margin - gasoline and distillates (per gallon)                  $   .1191    $   .1040     $    .1218
        Merchandise sales (millions) (7)                                      $   2,281    $   2,381     $    2,186
        Merchandise margin (as a percent of sales)                                 24.5%        24.2%          23.3%

--------------------------------------------------------------------------------
(1)      Includes  Ashland's equity income from Marathon Ashland  Petroleum
         LLC (MAP),  amortization related to Ashland's excess investment in
         MAP, and other activities associated with refining and marketing.
(2)      Includes   APAC's   proportionate   share   of  the   backlog   of
         unconsolidated joint ventures.
(3) Sales are defined as sales and operating revenues. Gross profit is defined as sales and operating revenues, less cost of sales and operating expenses, and depreciation and amortization relative to manufacturing assets.
(4) Amounts represent 100% of MAP's operations, in which Ashland owns a 38% interest.
(5) Total average daily volume of all refined product sales to MAP's wholesale, branded and retail (SSA) customers.
(6) Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation.
(7) Effective January 1, 2003, SSA adopted EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," which requires rebates from vendors to be recorded as reductions to cost of sales. Rebates from vendors recorded in SSA merchandise sales for periods prior to January 1, 2003 have not been restated and included $46 million in 2003, $170 million in 2002 and $128 million in 2001.

RESULTS OF OPERATIONS

     Ashland's net income amounted to $75 million in 2003, $117 million in 2002 and $417 million in 2001. Income from continuing operations (which excludes discontinued operations and the cumulative effect of accounting changes) amounted to $94 million in 2003, $115 million in 2002 and $390 million in 2001. As discussed in Note A to the Consolidated Financial
Statements, Ashland adopted certain pronouncements of the Financial Accounting Standards Board (FASB) during the last three years that have resulted in changes in Ashland's accounting methods. One of those changes was expensing of employee stock options in accordance with FASB Statement No. 123 (FAS 123), "Accounting for Stock-Based Compensation," and its related amendments as of October 1, 2002. A second change involved goodwill no longer being amortized under the provisions of FASB Statement No. 142 (FAS 142), "Goodwill and Other Intangible Assets," as of October 1, 2001. Although Ashland also adopted FASB Interpretation No. 46 (FIN 46) on July 1, 2003, FIN 46 did not have any significant effect on Ashland's income from continuing operations.

     The following table compares Ashland's reported results for the three years ended September 30, 2003, with pro forma financial information assuming that these changes in accounting methods occurred on October 1, 2000. Pro forma expense under FAS 123 would have amounted to $7 million in 2002 and $5 million in 2001. Ashland's segments also recognized goodwill amortization of $41 million in 2001 ($25 million for APAC, $7 million for Ashland Distribution, $8 million for Ashland Specialty Chemical and $1 million for Valvoline). In addition, part of Ashland's excess investment in Marathon Ashland Petroleum LLC (MAP) was accounted for as goodwill and was being amortized at a rate of $10 million a year prior to the adoption of FAS 142.

(In millions)                                                                       2003          2002          2001
---------------------------------------------------------------------------------------------------------------------
OPERATING INCOME
      As reported                                                                $   266       $   321       $   831
      Pro forma                                                                      266           314           877
INCOME FROM CONTINUING OPERATIONS
      As reported                                                                     94           115           390
      Pro forma                                                                       94           111           432

APAC

     During 2003, the APAC construction companies reported an operating loss of $42 million, compared to income of $122 million in 2002. In many of the states in which APAC operates, rainfall during 2003 was among the highest levels on record in the past 109 years as measured by the National Climatic Data Center. In addition to hampering the overall level of construction activity, the weather conditions resulted in significant levels of rework and created significant inefficiencies in completing the construction work that APAC performed. Earnings from construction jobs were down significantly, reflecting an 11% decrease in net construction revenues (total construction revenues less subcontract costs) and a related increase in overhead costs that were not allocated to individual jobs. As a result of weather-related cost increases and construction delays, APAC established reserves for job losses on several projects, including $14 million related to a large highway construction project in Virginia. Margins of the asphalt plants were also down due to an 11% decrease in production and significantly higher costs for liquid asphalt and fuel. In addition, APAC recognized an impairment charge of $9 million associated with non-strategic businesses identified for sale. Costs associated with Project PASS, APAC's process redesign initiative, amounted to $20 million in 2003, compared to $17 million in 2002.

     APAC generated operating income of $122 million in 2002, compared to $55 million in 2001. The improvement reflected the net effects of better operating results, the change in accounting for goodwill, costs associated with APAC's business process redesign initiative, and a non-recurring charge of $18 million in 2001 to correct previously reported earnings of the Manassas, Virginia division. Results from construction jobs and the asphalt plants improved, reflecting better margins. These margin improvements resulted from more efficient production and favorable weather conditions, lower costs for liquid asphalt, fuel and power, as well as most of the low-margin work obtained in acquisitions being completed in 2001. Goodwill amortization amounted to $25 million in 2001, but the expense reduction from eliminating that amortization was largely offset by costs of $17 million in 2002 associated with the process redesign initiative.

     During an internal investigation of financial activities at APAC's Manassas division in the March 2001 quarter, it was discovered that the division's earnings had been intentionally overstated by $18 million. That overstatement was corrected in 2001 and local management of the division was replaced. Independent investigations confirmed that the problems related primarily to the improper recognition of revenues and failure to recognize certain costs over a period of about two years. No evidence of any impact on, or involvement by, outside parties, customers or suppliers was discovered.

ASHLAND DISTRIBUTION

     Operating income from Ashland Distribution amounted to $32 million in 2003, compared to $1 million in 2002. Overall sales were up 11% (of which 5% came from higher volumes) despite a continuing sluggish industrial production environment, which more than offset the effects of a reduction in margins resulting from cost increases for petroleum-based raw materials. Reported results for 2003 included $6 million of gains from property sales and litigation settlements, as well as a charge of $5 million for staff reductions under Ashland's Top-Quartile Cost Structure (TQCS) program. As discussed below, results of Ashland Distribution for 2002 included income of $7 million from the settlement of the sorbate antitrust litigation.

     Ashland Distribution's operating income amounted to $1 million in 2002, compared to $35 million in 2001. Overall sales were off 11%, reflecting weak markets and internal execution problems related to the implementation of an enterprise resource planning system. Ashland Distribution is the most sensitive of all of Ashland's businesses to industrial output, which remained soft in comparison to prior years. However, sales in the September 2002 quarter exceeded the amount for that period in 2001, and were also up 13% from the low point experienced in the December 2001 quarter. Reported results for 2002 included income of $7 million from the settlement of the sorbate class action antitrust suit, compared to income of $11 million from a similar class action involving citric acid in 2001. Results for 2001 also included charges of $7 million for goodwill amortization and write-offs prior to the change in accounting.

ASHLAND SPECIALTY CHEMICAL

     Operating income from Ashland Specialty Chemical amounted to $31 million in 2003, compared to $70 million in 2002. Although overall sales were up 7%, the individual businesses reported mixed results. Earnings from most of the core thermoset businesses (Composite Polymers, Specialty Polymers & Adhesives and Maleic) were down, reflecting raw material cost increases that were not completely recovered in the marketplace. However, results from Castings Solutions and Drew Industrial were up reflecting sales increases of 10% and 8%, combined with more stable margins. In spite of higher sales, operating income from Drew Marine was down largely due to the effects of the weakening U.S. dollar on margins. The sales of Drew Marine are principally in U.S. dollars, while most of its costs are denominated in foreign currencies. In addition, the earnings of Ashland Specialty Chemical for 2003 included an impairment charge of $10 million for a maleic anhydride production facility, as well as a charge of $5 million for staff reductions under Ashland's TQCS program.

     Ashland Specialty Chemical's operating income increased to $70 million in 2002, a significant increase from its recession-weakened results of $38 million in 2001. Despite softness in unit volumes, Ashland Specialty Chemical achieved steady improvement throughout 2002. Results improved from performance materials (unsaturated polyester resins, foundry chemicals and adhesives) and water treatment chemicals and services. Results of Ashland Specialty Chemical for 2001 included a charge of $8 million for goodwill amortization and write-downs prior to the change in accounting.

VALVOLINE

     Operating income from Valvoline amounted to a record $87 million in 2003, compared to $77 million in 2002. Branded lubricant volume was up slightly, but the mix improved considerably with higher margin premium lubricants (MaxLife, Durablend and SynPower) accounting for 18.5% of the total in 2003, compared to 16.1% in 2002. Significant improvements were also achieved from Valvoline International, Valvoline Instant Oil Change
(VIOC) and automotive system fluids. Valvoline International had better volumes and margins in Europe and Australia, and their improved operating results were further enhanced by strengthening foreign currency translation rates. VIOC reported its second consecutive year of record earnings, reflecting a growing number of oil changes using premium lubricants and increased revenues from transmission, cooling, fuel and air quality system services. Valvoline also sold its remaining inventory of R-12 refrigerant at a small profit.

     At September 30, 2003, VIOC operated 357 company-owned service centers, compared to 363 centers in 2002 and 364 centers in 2001. The VIOC franchising program continues to expand, with 372 centers open at September 30, 2003, compared to 335 centers in 2002 and 311 centers in 2001. VIOC's future growth will continue to focus principally on expanding the number of franchised rather than company-owned centers.

     Valvoline's operating income was $77 million in 2002, compared to $81 million in 2001. The decline was attributable entirely to lower sales of R-12 automotive refrigerant that contributed essentially no gross profit to 2002 results, compared to $13 million in 2001. However, strong results from core lubricants, automotive chemicals and Valvoline International, as well as a record year from VIOC in 2002, largely offset the reduced earnings from sales of R-12. Lubricant volumes were up 6% and sales of premium lubricants continued to grow. Increasing numbers of premium oil changes also contributed to VIOC's record year. Earnings from automotive chemicals and Valvoline International both recovered strongly from their weakened levels in 2001.

REFINING AND MARKETING

     Operating income from Refining and Marketing, which consists primarily of equity income from Ashland's 38% ownership interest in MAP, amounted to $263 million in 2003, compared to $143 million in 2002. Equity income from MAP's refining and wholesale marketing operations was up $92 million, principally reflecting an increase of 77 cents a barrel in their refining and wholesale marketing margin and higher operating expenses. Equity income from MAP's retail operations (Speedway SuperAmerica and a 50% interest in the Pilot Travel Centers joint venture) increased by $20 million, reflecting a gain of $8 million on the sale of SSA's southern stores and higher product and merchandise margins for PTC.

     Operating income from Refining and Marketing was $143 million in 2002, down from a record $707 million in 2001. Equity income from MAP's refining and wholesale marketing operations was down $585 million due principally to weak refining margins. The reduction of $3.35 a barrel in MAP's refining and wholesale marketing margin resulted from an industry-wide decline in demand for petroleum products and a narrow differential between sweet and sour crude oil prices. Sour crude oils typically account for about 60% of MAP's crude oil slate. Equity income from MAP's retail operations improved slightly, reflecting the net effects of higher sales volumes of products and merchandise, improved merchandise margins and lower product margins. Equity income from MAP for 2001 also included a charge of $10 million for goodwill amortization.

CORPORATE

     Corporate expenses were $105 million in 2003, $92 million in 2002 and $85 million in 2001. The increase in such expenses in 2002 compared to 2001 resulted from additional reserves for environmental, litigation and severance costs, which more than offset a reduction in incentive and deferred compensation costs. The increase in 2003 compared to 2002 includes severance and other transition costs of $19 million related to Ashland's TQCS and other cost reduction programs, increased incentive and deferred compensation costs and $6 million related to the expensing of employee stock options. Those increases were partially offset by lower ongoing administrative costs in 2003, as well as the additional reserves that were included in 2002 costs.

NET INTEREST AND OTHER FINANCIAL COSTS

     The following table summarizes the components of net interest and other financial costs.

(In millions)                                                                       2003          2002         2001
--------------------------------------------------------------------------------------------------------------------
NET INTEREST AND OTHER FINANCIAL COSTS
Interest expense                                                               $     123    $      135    $     162
Expenses on sales of accounts receivable                                               3             4            8
Loss on early retirement of debt                                                       -             -            5
Other financial costs                                                                  3             3            2
Interest income                                                                       (1)           (4)          (2)
                                                                               ----------   -----------   ----------
                                                                               $     128    $      138    $     175
                                                                               ==========   ===========   ==========

     Ashland's long-term debt declined from $2.0 billion at October 1, 2000 to $1.6 billion at the end of fiscal 2003, which accounted for a reduction in interest expense of $17 million in 2002 and an additional $12 million in 2003. Lower interest rates on short-term borrowings also brought interest expense down from prior year levels by $11 million in 2002. Expenses on sales of accounts receivable also reflect declining interest rates since that program was implemented.

INCOME TAXES

     Ashland's overall effective income tax rate declined from 37.2% in 2002 to 31.9% in 2003. Recurring nontaxable income, such as equity income from foreign operations, had a larger effect on the effective rate in 2003 due to the reduced level of earnings. In addition, the changed investment climate resulted in nontaxable income being realized under life insurance policies during 2003, compared to 2002 when nondeductible losses were incurred. These life insurance policies are the underlying investments behind Ashland's deferred compensation programs.

     Ashland's overall effective income tax rate amounted to 37.2% in 2002, compared to 40.5% in 2001. The reduction resulted principally from the change in accounting for goodwill, reduced state income taxes and a lower tax rate on foreign results. The accounting change eliminated the amortization for financial reporting purposes, and most of that amortization was not deductible for income tax purposes. In addition, state income tax rates actually experienced were lower than those previously assumed in the deferred tax calculations. Those reductions resulted from changing apportionment factors related to MAP's earnings and the use of tax loss carryforwards in various jurisdictions that had not been recognized in prior years due to uncertainties as to their ultimate realization.

DISCONTINUED OPERATIONS AND ACCOUNTING CHANGES

     Results of Ashland's discontinued operations are summarized below. See Note N of Notes to Consolidated Financial Statements for additional information.

(In millions)                                                                      2003         2002           2001
--------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS (NET OF TAX)
Reserves for asbestos-related litigation (net of insurance recoveries)        $    (109)   $       -     $      (14)
Electronic Chemicals
      Results of operations                                                          14           13             13
      Gain on sale of operations                                                     81            -              -
Gain on sale of investment in Arch Coal                                               -            -             33
                                                                              ----------   ----------    -----------
                                                                              $     (14)   $      13     $       32
                                                                              ==========   ==========    ===========

     Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos. Virtually all of those liabilities result from indemnification obligations undertaken in connection with the sale of Riley Stoker Corporation, a former subsidiary. During 2003, Ashland increased its reserve for asbestos claims to cover litigation defense and claim settlement costs expected to be paid during the next ten years. Because insurance provides reimbursements for most of the costs and coverage-in-place agreements exist with the insurance companies that provide substantially all of the coverage currently being accessed, the increase in the asbestos reserve was offset in part by probable insurance recoveries. A reserve associated with asbestos-related liabilities was also recognized in 2001.

     During 2003, Ashland sold the net assets of its Electronic Chemicals business and certain related subsidiaries for $300 million. Due to the sale, the results of operations of those businesses, as well as the gain on the sale, were shown in discontinued operations.

     Ashland spun-off the majority of its shares of Arch Coal common stock to Ashland's shareholders in 2000. Ashland subsequently sold its remaining Arch Coal shares in a public offering in February 2001.

     As discussed in Note A to the Consolidated Financial Statements, Ashland adopted certain pronouncements of the FASB during the last three years. As of July 1, 2003, Ashland consolidated a lessor entity in its financial statements under FIN 46, and doing so resulted in an after-tax charge of $5 million to adjust the depreciation included in the cumulative lease payments to conform to Ashland's depreciation methods. Ashland also adopted FAS 142 in 2002 and recognized an impairment loss of $11 million after income taxes to write off the goodwill of Ashland Distribution. In addition, the cumulative effect of the change in the method of accounting for derivatives by MAP under FAS 133 resulted in an after-tax charge to Ashland of $5 million in 2001.

FINANCIAL POSITION

LIQUIDITY

     Cash flows from operations, a major source of Ashland's liquidity, amounted to $242 million in 2003, $163 million in 2002 and $814 million in 2001. Such amounts include cash distributions from MAP of $197 million in 2003, $196 million in 2002 and $658 million in 2001. MAP operates on a calendar year basis and is organized as a limited liability company that has elected to be taxed as a partnership. As a result, Ashland pays income taxes on most of its share of the taxable earnings reported by MAP in the following year, creating additional variability in Ashland's cash flows from year to year. Income taxes paid by Ashland related to MAP's earnings amounted to $4 million in 2003, $239 million in 2002 and $157 million in 2001. Over the last three years, cash flows from operations have exceeded Ashland's capital requirements for net property additions and dividends by about $550 million, providing additional funds for debt reductions, stock purchases and acquisitions.

     Ashland's financial position has enabled it to obtain capital for its financing needs and to maintain investment grade ratings on its senior debt of Baa2 from Moody's and BBB from Standard & Poor's (S&P). In August 2003, S&P revised its outlook on Ashland to negative from stable, and lowered Ashland's commercial paper rating to A-3 from A-2. This action materially restricts, and could at times eliminate, the availability of the commercial paper market to Ashland. Ashland has two revolving credit agreements providing for up to $350 million in borrowings. Although Ashland borrowed $175 million under these agreements to repay commercial paper shortly after the S&P downgrade, the revolving credit agreements were not in use at September 30, 2003. While the revolving credit agreements contain covenants limiting new borrowings based on Ashland's stockholders' equity, these agreements would have permitted an additional $1.7 billion of borrowings at September 30, 2003. Additional permissible borrowings are increased (decreased) by 150% of any increase (decrease) in stockholders' equity.

     At September 30, 2003, working capital (excluding debt due within one year) amounted to $703 million. Although the comparable amount at the end of 2002 was $752 million, that amount included net assets of $172 million of the discontinued Electronic Chemical operations held for sale. Ashland's working capital is affected by its use of the LIFO method of inventory valuation. That method valued inventories below their replacement costs by $78 million at September 30, 2003, and $61 million at September 30, 2002. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 92% of current liabilities at September 30, 2003, compared to 75% at the end of 2002. Most of the improvement resulted from the combination of an increase of $112 million in cash equivalents and a reduction of $99 million in debt due within one year.

CAPITAL RESOURCES

     Property additions amounted to $470 million during the last three years and are summarized in the Information by Industry Segment on page F-25. For that period, APAC accounted for 52% of Ashland's capital expenditures, while Ashland Specialty Chemical accounted for an additional 21%. Capital used for acquisitions (including assumed debt) amounted to $113 million during the last three years, of which $46 million was invested in APAC, $64 million in Ashland Specialty Chemical and $3 million in Valvoline. A summary of the capital employed in Ashland's operations follows. The reduction in capital employed in Ashland Specialty Chemical in 2003 resulted principally from the sale of the Electronic Chemicals business.

(In millions)                                                                       2003          2002          2001
---------------------------------------------------------------------------------------------------------------------
CAPITAL EMPLOYED
APAC                                                                           $   1,014    $    1,039    $    1,047
Ashland Distribution                                                                 418           459           470
Ashland Specialty Chemical                                                           438           610           612
Valvoline                                                                            399           343           389
Refining and Marketing                                                             1,866         1,818         1,654

     Long-term borrowings provided cash flows of $107 million during the last three years, the proceeds from which were used in part to retire $525 million of long-term debt. Debt retirements included scheduled maturities, as well as prepayments or refundings to reduce interest costs. Cash flows were supplemented as necessary by the issuance of short-term notes, commercial paper and borrowings under the revolving credit agreements.

     During 2003, Ashland reduced its total debt by $193 million to $1.6 billion principally by using the proceeds from the sale of the Electronic Chemicals business to retire debt. Stockholders' equity increased by $80 million during 2003 to $2.3 billion. Although Ashland's net income of $75 million for 2003 was equivalent to its cash dividends, translation gains associated with foreign operations and a reduction in the minimum pension liability resulted in an increase in reported stockholders' equity. Debt as a percent of capital employed was reduced from 45.4% at the end of 2002 to 41.7% at September 30, 2003.

     At September 30, 2003, Ashland's long-term debt included $69 million of floating-rate obligations, and the interest rates on an additional $153 million of fixed-rate, medium-term notes were effectively converted to floating rates through interest rate swap agreements. In addition, Ashland's costs under its sale of receivables program and various operating leases are based on the floating-rate interest costs on $203 million of third-party debt underlying those transactions. As a result, Ashland was exposed to short-term interest rate fluctuations on $425 million of debt obligations at September 30, 2003.

     During 2004, Ashland expects capital expenditures of approximately $175 million, compared to $110 million in 2003, with most of the increase committed to APAC and Ashland Specialty Chemical. Improvements in APAC's equipment management process allowed for a temporary reduction in capital expenditures in 2003, while Ashland Specialty Chemical plans additional investments in international capacity and environmental projects in 2004. Ashland anticipates meeting its capital requirements during 2004 for property additions, dividends and scheduled debt repayments of $102 million from internally generated funds. However, external financing may be necessary to provide funds for acquisitions or other corporate purposes.

OFF-BALANCE SHEET ARRANGEMENTS

     Ashland and its subsidiaries are lessees of office buildings, retail outlets, transportation and off-road construction equipment, warehouses and storage facilities, and other equipment, facilities and properties under leasing agreements that expire at various dates. At September 30, 2003, minimum rental payments under these operating leases amount to $258 million in the aggregate, including $47 million in 2004, $39 million in 2005, $33 million in 2006, $26 million in 2007, $22 million in 2008 and $91 million thereafter.

     Under various operating leases, Ashland has guaranteed the residual value of the underlying property. If Ashland had canceled those leases at September 30, 2003, its maximum obligations under the residual value guarantees would have amounted to $102 million. Ashland does not expect to incur any significant charge to earnings under these guarantees, $46 million of which relates to real estate. These lease agreements are with unrelated third party lessors and Ashland has no additional contractual or other commitments to any parties to the leases.

     Ashland has also guaranteed 38% of MAP's payments for certain crude oil purchases, up to a maximum guarantee of $95 million. At September 30, 2003, Ashland's contingent liability under this guarantee amounted to $60 million. Ashland has not made and does not expect to make any payments under this guarantee.

     During 2000, Ashland entered into a five-year agreement to sell, on an ongoing basis with limited recourse, up to a $200 million undivided interest in a designated pool of accounts receivable. Under the terms of the agreement, new receivables are added to the pool and collections reduce the pool. Since inception, interests totaling $150 million have been sold on a continuous basis, except for a period between April 29 and September 7, 2003, when the full $200 million capacity was utilized. Ashland retains a credit interest in these receivables and addresses its risk of loss on this retained interest in its allowance for doubtful accounts. Receivables sold exclude defaulted accounts or concentrations over certain limits with any one customer.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     The preparation of Ashland's consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include long-lived assets, employee benefit obligations, reserves and associated receivables for asbestos litigation and environmental remediation, and income recognized under construction contracts. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under other assumptions or conditions. Management has reviewed the estimates affecting these items with the Audit Committee of Ashland's Board of Directors.

LONG-LIVED ASSETS

     The cost of plant and equipment is depreciated by the straight-line method over the estimated useful lives of the assets. Useful lives are based on historical experience and are adjusted when changes in planned use, technological advances or other factors show that a different life would be more appropriate. Such costs are periodically reviewed for recoverability when impairment indicators are present. Such indicators include, among other factors, operating losses, unused capacity, market value declines and technological obsolescence. Recorded values of property, plant and equipment that are not expected to be recovered through undiscounted future net cash flows are written down to current fair value, which is generally determined from estimated discounted future net cash flows (assets held for use) or net realizable value (assets held for sale). During 2003, Ashland recognized an impairment charge of $10 million for a maleic anhydride production facility that is shutdown and not likely to reopen based on internal analyses. Although circumstances can change considerably over time, Ashland is not aware of any impairment indicators that would necessitate periodic reviews on any significant asset within property, plant and equipment at September 30, 2003.

     Intangible assets with indefinite lives are subject to annual impairment tests. Such tests are completed separately with respect to the goodwill of each of Ashland's reporting units, which are generally synonymous with its industry segments. However, the individual operating divisions of Ashland Specialty Chemical are also considered reporting units under FAS 142. Since market prices of Ashland's reporting units are not readily available, management makes various estimates and assumptions in determining the estimated fair values of those units. Fair values are based principally on EBITDA (earnings before interest, taxes, depreciation and amortizaton) multiples of peer group companies for each of these reporting units. During 2003, Ashland recognized an impairment charge of $9 million for goodwill associated with non-strategic businesses of APAC identified for sale. The most recent annual impairment tests indicated that the fair values of each of Ashland's reporting units with significant goodwill were in excess of their carrying values by at least 20%. Despite that excess, however, impairment charges could still be required if a divestiture decision were made with respect to a particular business included in one of the reporting units.

EMPLOYEE BENEFIT OBLIGATIONS

     Ashland and its subsidiaries sponsor noncontributory pension plans that cover substantially all employees, as well as healthcare and life insurance plans for eligible employees who retire or are disabled. Ashland's retiree life insurance plans are noncontributory, while Ashland shares the costs of providing healthcare coverage with its retired employees through premiums, deductibles and coinsurance provisions.

     The principal assumptions used to determine Ashland's pension and other postretirement benefit costs are the discount rate, the salary adjustment rate and the expected return on plan assets. Nearly all of Ashland's retiree healthcare plans contain a cap that limits Ashland's contributions to base year (1992) per capita costs, plus annual increases of up to 4.5% per year (1.5% a year effective January 1, 2004). Since medical inflation is expected to continue at a rate in excess of these caps for the immediate future, no explicit assumption was required as to the expected rate of future medical inflation.

     The discount rates used to determine the present value of future pension payments, healthcare costs and life insurance benefits are based on the yields on high-quality, fixed-income investments (such as Moody's Aa-rated corporate bonds), as adjusted for the longer duration of Ashland's pension and other postretirement benefit obligations. The present values of Ashland's future pension and other postretirement obligations were determined using discount rates of 6.25% at September 30, 2003, and 6.75% at September 30, 2002. Ashland's costs under these plans are determined using the discount rate as of the beginning of the fiscal year, which amounted to 6.75% for 2003, 7.25% for 2002, 7.75% for 2001, and will be
6.25% for 2004.

     The salary adjustment rate and the expected return on plan assets were assumed to be 5% and 9% in determining Ashland's costs for each of the last three years, and those factors will be reduced slightly to 4.5% and 8.5% in determining Ashland's costs for 2004. The salary assumption has been indicative of actual results for the last few years, but the compounded return of 1.1% on plan assets for the last three years has been subject to wide year to year variances. For 2003, the pension plan assets generated income of 19.1%, compared to losses of 6.7% in 2002 and 7.1% in 2001. However, the expected return on plan assets is designed to be a long-term assumption that will be subject to considerable year-to-year variances from actual returns. Ashland has generated compounded annual investment returns of 4.8% and 7.8% on its pension plan assets over the last five-year and ten-year periods. Although those returns are both below the long-term assumption, they were measured with the ending point amidst a partial recovery from a two-year period of declining stock prices that accompanied depressed economic conditions. For the five-year and ten-year periods that ended in September 2000 prior to this adverse investment climate, the compounded annual investment returns on Ashland's pension plan assets were 11.4% and 12.4%.

     Shown  below  are  the  estimated   increases  in  pension  and  other
postretirement costs that would have resulted from a 1% change in the principal assumptions for each of the last three years.

(In millions)                                                                         2003         2002         2001
---------------------------------------------------------------------------------------------------------------------
INCREASE IN PENSIONS COSTS FROM
Decrease in the discount rate                                                   $       20    $      21    $      15
Increase in the salary adjustment rate                                                   9           10            6
Decrease in the expected return on plan assets                                           6            5            5
INCREASE IN OTHER POSTRETIREMENT COSTS FROM
Decrease in the discount rate                                                            2            4            3

ASBESTOS-RELATED LITIGATION

     Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos. Virtually all of those liabilities result from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation (Riley), a former subsidiary. Ashland's reserve for asbestos claims covers the litigation defense and claim settlement costs expected to be paid during the next ten years on an undiscounted basis and amounted to $610 million at September 30, 2003.

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

Insurance provides reimbursements for most of the litigation defense and claim settlement costs incurred, and coverage-in-place agreements exist with the insurance companies that provide substantially all of the coverage currently being accessed. As a result, increases in the asbestos reserve are expected to be offset in part by probable insurance recoveries. The amounts not recoverable are generally due from insurers that are insolvent, rather than as a result of uninsured claims or the exhaustion of Ashland's insurance coverage. At September 30, 2003, Ashland's receivable for recoveries of such costs from its insurers amounted to $429 million, of which $26 million relates to costs previously paid. About 35% of the estimated receivables from insurance companies are expected to be due from Equitas Limited (Equitas) and other London companies. Of the remainder, over 90% is expected to come from companies or groups that are rated A or higher by A. M. Best.

Although coverage limits are resolved in the coverage-in-place agreement with Equitas and the other London companies, there is a disagreement with these companies over the timing of recoveries. The resolution of this disagreement could have a material effect on the value of insurance recoveries from those companies. In estimating the value of future recoveries at September 30, 2003, Ashland used the least favorable interpretation of this agreement and will continue to do so until such time as the disagreement is resolved.

ENVIRONMENTAL REMEDIATION

     Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At September 30, 2003, such locations included 100 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, approximately 135 current and former operating facilities (including certain facilities conveyed to MAP) and about 1,220 service station properties. Ashland's reserves for environmental remediation amounted to $174 million at September 30, 2003, and reflect its estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.

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

     No individual remediation location is material to Ashland as its largest reserve for any site is less than 10% of the remediation reserve. As a result, Ashland's exposure to adverse developments with respect to any individual site is not expected to be material, and these sites are in various stages of ongoing remediation. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occurs in a particular quarter or fiscal year, Ashland believes that the chance of such developments occurring in the same quarter or fiscal year is remote.

CONSTRUCTION CONTRACTS

     Income related to construction contracts is generally recognized by the units-of-production method, which is a variation of the percentage-of-completion method. Construction jobs by their very nature are subject to numerous risks that could create variances from expectations. Such risks include changes in raw material and other costs, adverse weather conditions and the performance of subcontractors and other entities. Income is only certain after a job is completed, and the extent of completion can be difficult to assess in certain circumstances.

     The extent of completion for each production phase is determined by reference to material quantities, labor hours, subcontract costs or other factors that are believed to be most indicative of the progress made under each phase of a project. Revenues earned are computed by reference to the contract or detailed analyses of revenues and expenses by production phase that supported the related construction contract or bid proposal. These detailed analyses also serve as early indicators as to whether a construction contract may ultimately be completed at a loss. Any anticipated losses on such contracts are charged against operations as soon as such losses are determined to be probable and estimable. During 2003, reserves of $14 million were established for job losses related to a large highway construction project in Virginia, reflecting weather-related cost increases and construction delays. Losses of this magnitude are unusual, and this reserve reflects the fact that rainfall in Virginia during 2003 was among the highest levels on record in the last 109 years.

     Assumptions concerning the extent of completion can have a significant effect on the income recognized on an individual construction project in any period. However, the effects of individual assumptions on APAC's reported results are mitigated to some extent by the significant number of jobs in various stages of completion at any point in time.

OUTLOOK

     The major cornerstones of Ashland's strategy for 2004 will be driving efficiency, managing capital effectively and expanding through organic means in existing or adjacent markets. The Top-Quartile Cost Structure
(TQCS) program that is currently underway is the initial focus in driving efficiency. That program is designed to reduce Ashland's annual selling, general and administrative (SG&A) costs by at least $75 million, and is in addition to the actions that were taken in 2003 to produce annual G&A savings of $25 million. Opportunities to produce additional savings through process changes that cut horizontally across Ashland are also being examined.

     Improving the efficiency of Ashland's operations will be another focus. During 2003, APAC consolidated its operations from 39 into 24 field business units, implemented new employee benefit plans that will reduce its costs and consolidated its purchasing function, and also plans to continue reducing costs through the TQCS program and the Project PASS redesign initiative. Costs of $20 million were incurred during 2003 under this redesign initiative, and such costs are expected to decline by about 40% in 2004 when this initiative will be completed. Ashland Distribution continues to focus on service level improvements, with a goal of reducing rework in the order to cash process. Ashland Specialty Chemical has recently adopted the Six Sigma quality process that focuses on reducing manufacturing expenses and improving quality. Valvoline continues to focus on process improvements, and recently implemented a new system that will result in a much more concise and streamlined invoicing process.

     Managing capital effectively assures that Ashland's assets are performing at desired or expected levels. Assets whose performance cannot be improved will be redeployed, with the proceeds used to reduce debt or reinvest in more profitable growth opportunities. Reducing debt remains a key objective, with an ultimate target of having debt no greater than 35% of capital employed. MAP has been an important source of both operating income and cash, and Ashland will continue to capture value from that investment, which is subject to the put/call agreement discussed in Note D to the Consolidated Financial Statements. MAP is also working on improving its cost structure to strengthen profitability and competitive position.

     Ashland is also pursuing sales and profit growth by developing new products, expanding into adjacent geographic or product markets, and improving marketing techniques to existing customers. In addition to restoring normal sales and profits through increased efficiency, APAC is pursuing growth by emphasizing large jobs and extending current capabilities in concrete paving, milling and bridge work across their markets. Ashland Distribution will continue to focus on perfecting on-time, accurate and complete service to ultimately restore sales to their pre-2001 levels, which were in excess of $3 billion. Ashland Specialty Chemical has two new processes designed to support organic sales growth. A growth initiatives process will support the delivery of customer-focused solutions that do not require extensive research and development or commercialization support, while a solutions process is being developed to identify and deliver emerging, technology-based solutions within a 36-month time frame. Valvoline will pursue growth by continuing to build its premium brands and services in both the "do-it-yourself" and "do-it-for-me" markets, including an emphasis on product innovation and growth in selected international markets.

     At September 30, 2003, APAC's construction backlog amounted to $1.7 billion, up slightly from the level at the end of 2002. However, an increasingly competitive bidding process led to a decrease of about .5% in the estimated margin on about $1.3 billion of new business awarded in 2003. About $400 million of the backlog was bid at lower energy prices, and no income will be recognized on the completion of the work on which job loss reserves were recognized in 2003. Public sector work in the backlog increased slightly during the year, and the public funding outlook remains positive. Private contract work increased from $136 million at the end of 2002 to $169 million this year, reflecting the strengthening economy.

     Ashland's sales and operating revenues are normally subject to seasonal variations. Although APAC normally enjoys a relatively long construction season, most of its operating income is generated during the construction period of May to October. In addition, MAP experiences demand increases for gasoline during the summer driving season, for propane and distillate during the winter heating season and for asphalt during the construction season. The following table compares operating income by quarter for the three years ended September 30, 2003 (amounts for each quarter do not necessarily total to results for the year due to rounding).


(In millions)                                                                       2003          2002          2001
---------------------------------------------------------------------------------------------------------------------
QUARTERLY OPERATING INCOME (LOSS)
December 31                                                                    $      32    $       96    $      136
March 31                                                                             (24)           (3)           79
June 30                                                                              138           132           366
September 30                                                                         119            96           251

EFFECTS OF INFLATION AND CHANGING PRICES

     Ashland's financial statements are prepared on the historical cost method of accounting and, as a result, do not reflect changes in the purchasing power of the U.S. dollar. Although annual inflation rates have been low in recent years, Ashland's results are still affected by the cumulative inflationary trend from prior years.

     Certain of the industries in which Ashland and MAP operate are capital-intensive, and replacement costs for their plant and equipment would generally exceed their historical costs. Accordingly, depreciation, depletion and amortization expense would be greater if it were based on current replacement costs. However, since replacement facilities would reflect technological improvements and changes in business strategies, such facilities would be expected to be more productive than existing facilities, mitigating part of the increased expense.

     Ashland uses the LIFO method to value a substantial portion of its inventories to provide a better matching of revenues with current costs. However, LIFO values such inventories below their replacement costs.

     Monetary assets (such as cash, cash equivalents and accounts receivable) lose purchasing power as a result of inflation, while monetary liabilities (such as accounts payable and indebtedness) result in a gain, because they can be settled with dollars of diminished purchasing power. Ashland's monetary liabilities exceed its monetary assets, which results in net purchasing power gains and provides a hedge against the effects of future inflation.

FORWARD-LOOKING STATEMENTS

     Management's Discussion and Analysis (MD&A) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Estimates as to operating performance and earnings are based on a number of assumptions, including those mentioned in MD&A. Such estimates are also based upon internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, weather, operating efficiencies and economic conditions, such as prices, supply and demand, and cost of raw materials. Although Ashland believes its expectations are based on reasonable assumptions, it cannot assure the expectations reflected in MD&A will be achieved. This forward-looking information may prove to be inaccurate and actual results may differ significantly from those anticipated if one or more of the underlying assumptions or expectations proves to be inaccurate or is unrealized, or if other unexpected conditions or events occur. Other factors and risks affecting Ashland are contained in Risks and Uncertainties in Note A to the Consolidated Financial Statements and in Item 1 of this annual report on Form 10-K. Ashland undertakes no obligation to subsequently update or revise these forward-looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Ashland selectively uses unleveraged interest rate swap agreements to obtain greater access to the lower borrowing costs normally available on floating-rate debt, while minimizing refunding risk through the issuance of long-term, fixed-rate debt. Ashland's intent is to maintain its floating-rate exposure between 25% and 45% of total interest-bearing obligations. At September 30, 2003, Ashland held interest rate swaps that effectively converted the interest rates on $153 million of fixed-rate, medium-term notes to floating rates based upon three-month LIBOR. The swaps have been designated as fair value hedges, and since the critical terms of the debt instruments and the swaps match, the hedges are assumed to be perfectly effective, with the changes in fair value of the debt and swaps offsetting.

     Ashland regularly uses commodity-based and foreign currency derivative instruments to manage its exposure to price fluctuations associated with the purchase of natural gas, diesel fuel and gasoline, as well as certain transactions denominated in foreign currencies. In addition, Ashland opportunistically enters into petroleum crackspread futures to economically hedge or enhance its equity earnings and cash distributions from MAP. Although certain of these instruments could be designated as qualifying for hedge accounting treatment, Ashland has not elected to do so. Futures contracts for natural gas are generally accounted for as normal purchases and sales, and the fair values of other derivatives are recorded on the balance sheet, with the resulting gains or losses recognized in earnings. The potential loss from a hypothetical 10% adverse change in commodity prices or foreign currency rates on Ashland's open commodity-based and foreign currency derivative instruments at September 30, 2003, would not significantly affect Ashland's consolidated financial position, results of operations, cash flows or liquidity.

     MAP uses commodity-based derivative instruments to manage its exposure to commodity price risk. MAP's management has authorized the use of futures, forwards, swaps and combinations of options related to the purchase or sale of crude oil, refined products and natural gas. Changes in the fair value of all derivatives are recognized immediately in income unless the derivative qualifies as a hedge of future cash flows or certain foreign currency exposures. MAP has not designated any derivatives as qualifying for hedge accounting treatment.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL SCHEDULE
                                                                            PAGE
                                                                            ----
Report of management....................................................     F-2
Report of independent auditors..........................................     F-2
Consolidated financial statements:
         Statements of consolidated income..............................     F-3
         Consolidated balance sheets....................................     F-4
         Statements of consolidated stockholders' equity................     F-5
         Statements of consolidated cash flows..........................     F-6
         Notes to consolidated financial statements.....................     F-7
Information by industry segment.........................................    F-24
Five-year selected financial information................................    F-26
Consolidated financial schedule:
         Schedule II - Valuation and qualifying accounts................    F-27

     Schedules other than that listed above have been omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto. Separate financial statements for MAP required by Rule 3-09 of Regulation S-X will be filed as an amendment to this annual report on Form 10-K within 90 days after the end of MAP's fiscal year ending December 31, 2003. Separate financial statements of other unconsolidated affiliates are omitted because each company does not constitute a significant subsidiary using the 20% tests when considered individually. Summarized financial information for such affiliates is disclosed in Note D of Notes to Consolidated Financial Statements.

REPORT OF MANAGEMENT

     Management is responsible for the consolidated financial statements and other financial information included in this annual report on Form 10-K. Such financial statements are prepared in accordance with accounting principles generally accepted in the United States. Accounting principles are selected and information is reported which, using management's best judgment and estimates, present fairly Ashland's consolidated financial position, results of operations and cash flows. The other financial information in this annual report on Form 10-K is consistent with the consolidated financial statements.

     Ashland's Code of Business Conduct summarizes our guiding values as obeying the law, adhering to high ethical standards and acting as responsible members of the communities where we operate. Compliance with that Code forms the foundation of our internal control systems, which are designed to provide reasonable assurance that Ashland's assets are safeguarded and its records reflect, in all material respects, transactions in accordance with management's authorization. The concept of reasonable assurance is based on the recognition that the cost of a system of internal control should not exceed the related benefits. Management believes that adequate internal controls are maintained by the selection and training of qualified personnel, by an appropriate division of responsibility in all organizational arrangements, by the establishment and communication of accounting and business policies, and by internal audits.

     The Board, subject to stockholder ratification, selects and engages the independent auditors based on the recommendation of the Audit Committee. The Audit Committee, composed of directors who are not members of management, reviews the adequacy of Ashland's policies, procedures and controls, the scope of auditing and other services performed by the independent auditors, and the scope of the internal audit function. The Committee holds meetings with Ashland's internal auditor and independent auditors, with and without management present, to discuss the findings of their audits, the overall quality of Ashland's financial reporting and their evaluation of Ashland's internal controls.

     Ernst & Young, independent auditors, are engaged to audit Ashland's consolidated financial statements. Their audit includes a review of Ashland's internal controls to the extent they consider necessary in the circumstances, and their report follows.

REPORT OF INDEPENDENT AUDITORS

     We have audited the accompanying consolidated balance sheets of Ashland Inc. and consolidated subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of Ashland Inc.'s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above (appearing on pages F-3 to F-25 of this annual report on Form 10-K) present fairly, in all material respects, the consolidated financial position of Ashland Inc. and consolidated subsidiaries at September 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note A to the financial statements, in 2003 Ashland Inc. changed its methods of accounting for employee stock options and variable interest entities and in 2002 Ashland Inc. changed its method of accounting for goodwill and other intangible assets. Additionally, as discussed in Note A to the financial statements, in 2001 Ashland Inc. and its unconsolidated affiliate, Marathon Ashland Petroleum LLC, changed their method of accounting for derivatives.

                                                      /s/ Ernst & Young LLP
Cincinnati, Ohio
November 5, 2003

Ashland Inc. and Consolidated Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME
Years Ended September 30

(In millions except per share data)                                                2003         2002          2001
-------------------------------------------------------------------------------------------------------------------
REVENUES
Sales and operating revenues                                                 $    7,518    $   7,348     $   7,528
Equity income - Note D                                                              301          181           755
Other income                                                                         46           47            53
                                                                             -----------   ----------    ----------
                                                                                  7,865        7,576         8,336
COSTS AND EXPENSES
Cost of sales and operating expenses                                              6,005        5,736         6,016
Selling, general and administrative expenses                                      1,390        1,311         1,249
Depreciation, depletion and amortization                                            204          208           240
                                                                             -----------   ----------    ----------
                                                                                  7,599        7,255         7,505
                                                                             -----------   ----------    ----------
OPERATING INCOME                                                                    266          321           831
Net interest and other financial costs - Note E                                    (128)        (138)         (175)
                                                                             -----------   ----------    ----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                               138          183           656
Income taxes - Note J                                                               (44)         (68)         (266)
                                                                             -----------   ----------    ----------
INCOME FROM CONTINUING OPERATIONS                                                    94          115           390
Results from discontinued operations (net of income taxes) - Note N                 (14)          13            32
                                                                             -----------   ----------    ----------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES                                80          128           422
Cumulative effect of accounting changes (net of income taxes) - Note A               (5)         (11)           (5)
                                                                             -----------   ----------    ----------
NET INCOME                                                                   $       75    $     117     $     417
                                                                             ===========   ==========    ==========

EARNINGS PER SHARE - NOTE A
Basic
      Income from continuing operations                                      $     1.37    $    1.67     $    5.60
      Results from discontinued operations                                         (.19)         .19           .46
      Cumulative effect of accounting changes                                      (.08)        (.17)         (.07)
                                                                             -----------   ----------    ----------
      Net income                                                             $     1.10    $    1.69     $    5.99
                                                                             ===========   ==========    ==========
Diluted
      Income from continuing operations                                      $     1.37    $    1.64     $    5.54
      Results from discontinued operations                                         (.19)         .19           .45
      Cumulative effect of accounting changes                                      (.08)        (.16)         (.06)
                                                                             -----------   ----------    ----------
      Net income                                                             $     1.10    $    1.67     $    5.93
                                                                             ===========   ==========    ==========

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
September 30

(In millions)                                                                                      2003         2002
---------------------------------------------------------------------------------------------------------------------
ASSETS
------
CURRENT ASSETS
Cash and cash equivalents                                                                     $     223    $      90
Accounts receivable (less allowances for doubtful accounts of
      $35 million in 2003 and $34 million in 2002)                                                1,135        1,056
Inventories - Note A                                                                                441          456
Deferred income taxes - Note J                                                                      142          119
Assets of discontinued operations held for sale - Note N                                              -          211
Other current assets                                                                                144          139
                                                                                              ----------   ----------
                                                                                                  2,085        2,071
INVESTMENTS AND OTHER ASSETS
Investment in Marathon Ashland Petroleum LLC (MAP) - Note D                                       2,448        2,350
Goodwill - Note A                                                                                   523          510
Asbestos insurance receivable (noncurrent portion) - Note M                                         399          171
Other noncurrent assets                                                                             340          329
                                                                                              ----------   ----------
                                                                                                  3,710        3,360
PROPERTY, PLANT AND EQUIPMENT
Cost
      APAC                                                                                        1,322        1,358
      Ashland Distribution                                                                          333          360
      Ashland Specialty Chemical                                                                    722          708
      Valvoline                                                                                     424          379
      Corporate                                                                                     158          115
                                                                                              ----------   ----------
                                                                                                  2,959        2,920
Accumulated depreciation, depletion and amortization                                             (1,748)      (1,629)
                                                                                              ----------   ----------
                                                                                                  1,211        1,291
                                                                                              ----------   ----------
                                                                                              $   7,006    $   6,722
                                                                                              ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
Debt due within one year
      Commercial paper                                                                        $       -    $      10
      Current portion of long-term debt                                                             102          191
Trade and other payables                                                                          1,371        1,256
Liabilities of discontinued operations held for sale - Note N                                         -           39
Income taxes                                                                                         11           24
                                                                                              ----------   ----------
                                                                                                  1,484        1,520
NONCURRENT LIABILITIES
Long-term debt (less current portion) - Note E                                                    1,512        1,606
Employee benefit obligations - Note O                                                               385          509
Deferred income taxes - Note J                                                                      291          246
Reserves of captive insurance companies                                                             168          166
Asbestos litigation reserve (noncurrent portion) - Note M                                           560          152
Other long-term liabilities and deferred credits                                                    353          350
Commitments and contingencies - Notes F and M
                                                                                              ----------   ----------
                                                                                                  3,269        3,029
STOCKHOLDERS' EQUITY - Notes E, K and L
Preferred stock, no par value, 30 million shares authorized                                           -            -
Common stock, par value $1.00 per share, 300 million shares authorized
      Issued - 68 million shares in 2003 and 2002                                                    68           68
Paid-in capital                                                                                     350          338
Retained earnings                                                                                 1,961        1,961
Accumulated other comprehensive loss                                                               (126)        (194)
                                                                                              ----------   ----------
                                                                                                  2,253        2,173
                                                                                              ----------   ----------
                                                                                              $   7,006    $   6,722
                                                                                              ==========   ==========

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                                                                                            Accumulated
                                                                                                  other
                                                Common         Paid-in        Retained    comprehensive
(In millions)                                    stock         capital        earnings             loss           Total
------------------------------------------------------------------------------------------------------------------------
BALANCE AT OCTOBER 1, 2000                   $      70       $     388       $   1,579        $     (72)      $   1,965
Total comprehensive income (1)                                                     417              (54)            363
Cash dividends, $1.10 per common share                                             (76)                             (76)
Issued common stock under
      stock incentive plans                          1              22                                               23
Repurchase of common stock                          (2)            (47)                                             (49)
                                             ----------      ----------      ----------       ----------      ----------
BALANCE AT SEPTEMBER 30, 2001                       69             363           1,920             (126)          2,226
Total comprehensive income (1)                                                     117              (68)             49
Cash dividends, $1.10 per common share                                             (76)                             (76)
Issued common stock under
      stock incentive plans                                         16                                               16
Repurchase of common stock                          (1)            (41)                                             (42)
                                             ----------      ----------      ----------       ----------      ----------
BALANCE AT SEPTEMBER 30, 2002                       68             338           1,961             (194)          2,173
Total comprehensive income (1)                                                      75               68             143
Cash dividends, $1.10 per common share                                             (75)                             (75)
Issued common stock under
      stock incentive plans                                         12                                               12
                                             ----------      ----------      ----------       ----------      ----------
BALANCE AT SEPTEMBER 30, 2003                $      68       $     350       $   1,961        $    (126)      $   2,253
                                             ==========      ==========      ==========       ==========      ==========

(1) Reconciliations of net income to total comprehensive income follow.

(In millions)                                     2003            2002            2001
---------------------------------------------------------------------------------------
Net income                                   $      75       $     117       $     417
Minimum pension liability adjustment                24            (144)            (57)
      Related tax benefit (expense)                 (9)             56              22
Unrealized translation gains (losses)               53              19             (21)
      Related tax benefit                            -               1               2
                                             ----------      ----------      ----------
Total comprehensive income                   $     143       $      49       $     363
                                             ==========      ==========      ==========

At September 30, 2003, the accumulated other comprehensive loss of $126 million (after tax) was comprised of net unrealized translation losses of $10 million and a minimum pension liability of $116 million.

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries
STATEMENTS OF CONSOLIDATED CASH FLOWS
Years Ended September 30

(In millions)                                                                         2003         2002          2001
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS
Income from continuing operations                                               $       94    $     115     $     390
Expense (income) not affecting cash
      Depreciation, depletion and amortization                                         204          208           240
      Deferred income taxes                                                             49         (121)          151
      Equity income from affiliates                                                   (301)        (181)         (755)
      Distributions from equity affiliates                                             203          201           664
      Other items                                                                        1            -             5
Change in operating assets and liabilities (1)                                          (8)         (59)          119
                                                                                -----------   ----------    ----------
                                                                                       242          163           814
CASH FLOWS FROM FINANCING
Proceeds from issuance of long-term debt                                                 -           55            52
Proceeds from issuance of common stock                                                   2           11            15
Repayment of long-term debt                                                           (216)        (140)         (169)
Repurchase of common stock                                                               -          (42)          (49)
Increase (decrease) in short-term debt                                                 (10)          10          (245)
Dividends paid                                                                         (75)         (76)          (76)
                                                                                -----------   ----------    ----------
                                                                                      (299)        (182)         (472)
CASH FLOWS FROM INVESTMENT
Additions to property, plant and equipment                                            (110)        (174)         (186)
Purchase of operations - net of cash acquired                                           (5)         (15)          (91)
Proceeds from sale of operations                                                         7            -             9
Other - net                                                                             11           27             9
                                                                                -----------   ----------    ----------
                                                                                       (97)        (162)         (259)
                                                                                -----------   ----------    ----------
CASH PROVIDED (USED) BY CONTINUING OPERATIONS                                         (154)        (181)           83
Cash provided by discontinued operations                                               287           35            86
                                                                                -----------   ----------    ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       133         (146)          169
Cash and cash equivalents - beginning of year                                           90          236            67
                                                                                -----------   ----------    ----------
CASH AND CASH EQUIVALENTS - END OF YEAR                                         $      223    $      90     $     236
                                                                                ===========   ==========    ==========

DECREASE (INCREASE) IN OPERATING ASSETS (1)
Accounts receivable                                                             $      (79)   $     110     $      70
Inventories                                                                             15           12             5
Deferred income taxes                                                                   22           17             -
Other current assets                                                                    (5)          30            31
Investments and other assets                                                             7           36          (168)
INCREASE (DECREASE) IN OPERATING LIABILITIES (1)
Trade and other payables                                                               115         (132)           71
Income taxes                                                                           (50)         (18)            4
Noncurrent liabilities                                                                 (33)        (114)          106
                                                                                -----------   ----------    ----------
CHANGE IN OPERATING ASSETS AND LIABILITIES                                      $       (8)   $     (59)    $     119
                                                                                ===========   ==========    ==========

(1)      Excludes changes resulting from operations acquired or sold.

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Ashland and its majority owned subsidiaries. Investments in joint ventures and 20% to 50% owned affiliates are accounted for on the equity method. In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." Beginning July 1, 2003, the lessor entity in one of Ashland's lease programs was consolidated in Ashland's financial statements under FIN 46, resulting in a pre-tax charge of $8 million ($5 million net of income taxes) for the cumulative effect of this accounting change. Property, plant and equipment increased by $27 million and long-term debt increased by $35 million as a result of the consolidation of the lessor entity. Ashland canceled the lease and purchased the assets from the lessor in October 2003.

RISKS AND UNCERTAINTIES

     The preparation of Ashland's consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include long-lived assets, employee benefit obligations, reserves and associated receivables for asbestos litigation and environmental remediation, and income recognized under construction contracts. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.

     Ashland's  results,  including those of Marathon Ashland Petroleum LLC
(MAP), are affected by domestic and international economic, political, legislative, regulatory and legal actions, as well as weather conditions. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, and changes in the prices of crude oil, petroleum products and petrochemicals, can have a significant effect on operations. Political actions may include changes in the policies of the Organization of Petroleum Exporting Countries or other developments involving or affecting oil-producing countries, including military conflict, embargoes, internal instability or actions or reactions of the U.S. government in anticipation of, or in response to, such actions. While Ashland maintains reserves for anticipated liabilities and carries various levels of insurance, Ashland could be affected by civil, criminal, regulatory or administrative actions, claims or proceedings relating to asbestos, environmental remediation or other matters. In addition, climate and weather can significantly affect Ashland's results from several of its operations, such as APAC's construction activities and MAP's refined product sales.

INVENTORIES

(In millions)                                                                                     2003          2002
---------------------------------------------------------------------------------------------------------------------
Chemicals and plastics                                                                      $      333    $      335
Construction materials                                                                              67            68
Petroleum products                                                                                  66            58
Other products                                                                                      48            51
Supplies                                                                                             5             5
Excess of replacement costs over LIFO carrying values                                              (78)          (61)
                                                                                            -----------   -----------
                                                                                            $      441    $      456
                                                                                            ===========   ===========

     Chemicals, plastics and petroleum products with a replacement cost of $279 million at September 30, 2003, and $294 million at September 30, 2002, are valued using the last-in, first-out (LIFO) method. The remaining inventories are stated generally at the lower of cost (using the first-in, first-out [FIFO] or average cost methods) or market.

LONG-LIVED ASSETS, GOODWILL AND OTHER INTANGIBLE ASSETS

     The cost of plant and equipment is depreciated by the straight-line method over the estimated useful lives of the assets. Such costs are periodically reviewed for recoverability when impairment indicators are present. Such indicators include, among other factors, operating losses, unused capacity, market value declines and technological obsolescence. Recorded values of property, plant and equipment that are not expected to be recovered through undiscounted future net cash flows are written down to current fair value, which is generally determined from estimated discounted future net cash flows (assets held for use) or net realizable value (assets held for sale). During

2003, Ashland recognized an impairment charge of $10 million for a maleic anhydride production facility that is shutdown and not likely to reopen based on internal analyses.

     As of October 1, 2001,  Ashland  adopted FASB  Statement  No. 142 (FAS
142), "Goodwill and Other Intangible Assets." Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are subject to annual impairment tests. Prior to the adoption of FAS 142, Ashland's goodwill was amortized by the straight-line method over periods generally ranging from 15 to 40 years. Goodwill amortization amounted to $41 million in 2001 and included charges of $10 million for write-downs related to certain operations. Results from those operations consistently had been well below the levels that were expected when they were acquired, necessitating the impairment review and resulting write-downs.

     When MAP was formed, Ashland's investment exceeded its underlying equity in the net assets of that company. That excess investment included $245 million that was accounted for as part of the carrying value of MAP's plant and equipment, and is being amortized on a straight-line basis over 15 years at a rate of $16 million a year. The remainder was accounted for as goodwill and was being amortized on a straight-line basis over 20 years at a rate of $10 million a year prior to the adoption of FAS 142. At September 30, 2003, Ashland's investment exceeds its equity in the net assets of MAP by $316 million, of which $151 million represents plant and equipment that will continue to be amortized, and $165 million represents goodwill.

     As a result of the adoption of FAS 142, it was determined that the goodwill of Ashland Distribution was impaired. Accordingly, an impairment loss of $14 million ($11 million net of income taxes) was recorded as a cumulative effect of accounting change as of October 1, 2001. During 2003, Ashland recognized an impairment charge of $9 million for goodwill associated with non-strategic businesses of APAC identified for sale. Due to the nonamortization of goodwill, Ashland's reported results for 2003 and 2002 are not comparable to 2001. If Ashland had adopted FAS 142 as of October 1, 2000, income from continuing operations for 2001 would have increased to $435 million, and basic and diluted earnings per share would have increased to $6.24 and $6.18, respectively.

     All of Ashland's intangible assets are subject to amortization. These intangible assets (included in other noncurrent assets) and the related amortization expense are not material to Ashland's consolidated financial position or results of operations.

     Following is a progression of goodwill by segment for the year ended September 30, 2003. Not included in the $510 million of goodwill at October 1, 2002, is $11 million of goodwill of the Electronic Chemicals division of Ashland Specialty Chemical that was classified as assets of discontinued operations held for sale (see Note N).

                                                                                Ashland
                                                                              Specialty
(In millions)                                                         APAC     Chemical      Valvoline         Total
---------------------------------------------------------------------------------------------------------------------
Balance at October 1, 2002                                       $     420    $      85     $        5    $      510
Goodwill acquired                                                        -            -              1             1
Goodwill assigned to sold businesses                                    (1)           -              -            (1)
Impairment losses                                                       (9)           -              -            (9)
Adjustments related to previous acquisitions                            16            1              -            17
Currency translation adjustments                                         -            5              -             5
                                                                 ----------   ----------    -----------   -----------
Balance at September 30, 2003                                    $     426    $      91     $        6    $      523
                                                                 ==========   ==========    ===========   ===========

ENVIRONMENTAL COSTS

     Accruals for environmental costs are recognized when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Such costs are charged to expense if they relate to the remediation of conditions caused by past operations or are not expected to mitigate or prevent contamination from future operations. Accruals are recorded at undiscounted amounts based on experience, assessments and current technology, without regard to any third-party recoveries and are regularly adjusted as environmental assessments and remediation efforts continue.

EARNINGS PER SHARE

     Following is the computation of basic and diluted earnings per share
(EPS) from continuing operations.

(In millions except per share data)                                                 2003         2002          2001
--------------------------------------------------------------------------------------------------------------------
NUMERATOR
Numerator for basic and diluted EPS -
      Income from continuing operations                                       $       94    $     115     $     390
                                                                              ===========   ==========    ==========

DENOMINATOR
Denominator for basic EPS - Weighted average
      common shares outstanding                                                       68           69            69
Common shares issuable upon exercise of stock options                                  1            1             1
                                                                              -----------   ----------    ----------
Denominator for diluted EPS - Adjusted weighted
      average shares and assumed conversions                                          69           70            70
                                                                              ===========   ==========    ==========
BASIC EPS FROM CONTINUING OPERATIONS                                          $     1.37    $    1.67     $    5.60
DILUTED EPS FROM CONTINUING OPERATIONS                                              1.37         1.64          5.54

STOCK INCENTIVE PLANS

     As of October 1, 2002, Ashland began expensing employee stock options in accordance with FASB Statement No. 123 (FAS 123), "Accounting for Stock-Based Compensation," and its related amendments. Ashland elected the modified prospective method of adoption, under which compensation costs recorded in the year ended September 30, 2003 are the same as that which would have been recorded had the recognition provisions of FAS 123 been applied from its original effective date. Results for prior periods have not been restated. Prior to October 1, 2002, Ashland accounted for stock options under Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related Interpretations, and no expense was recorded. In addition to stock options, Ashland grants nonvested stock awards to key employees and directors, which are expensed over their vesting period under either APB 25 or FAS 123. See Note L for the impact of this accounting change on net income and earnings per share.

DERIVATIVE INSTRUMENTS

     In June 1998, the FASB issued Statement No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities." FAS 133 was amended by two other statements and was required to be adopted in years beginning after June 15, 2000. Because of Ashland's minimal use of derivatives, FAS 133 did not have a significant effect on Ashland's consolidated financial position or results of operations when it was adopted on October 1, 2000. MAP's adoption of FAS 133 on January 1, 2001, resulted in a $20 million pretax loss from the cumulative effect of this accounting change. Ashland's share of the pretax loss amounted to $8 million which, net of income tax benefits of $3 million, resulted in a loss of $5 million from the cumulative effect of this accounting change.

     Ashland selectively uses unleveraged interest rate swap agreements to obtain greater access to the lower borrowing costs normally available on floating-rate debt, while minimizing refunding risk through the issuance of long-term, fixed-rate debt. Ashland's intent is to maintain its floating-rate exposure between 25% and 45% of total interest-bearing obligations. At September 30, 2003, Ashland held interest rate swaps that effectively converted the interest rates on $153 million of fixed-rate, medium-term notes to floating rates based upon three-month LIBOR. The swaps have been designated as fair value hedges, and since the critical terms of the debt instruments and the swaps match, the hedges are assumed to be perfectly effective, with the changes in fair value of the debt and swaps offsetting. Settlements of terminated swaps are amortized to interest expense over the remaining term of the debt.

     Ashland regularly uses commodity-based and foreign currency derivative instruments to manage its exposure to price fluctuations associated with the purchase of natural gas, diesel fuel and gasoline, as well as certain transactions denominated in foreign currencies. In addition, Ashland opportunistically enters into petroleum crackspread futures to economically hedge or enhance its equity earnings and cash distributions from MAP. Although certain of these instruments could be designated as qualifying for hedge accounting treatment, Ashland has not elected to do so. Futures contracts for natural gas are generally accounted for as normal purchases and sales, and the fair values of other derivatives are recorded on the balance sheet, with the resulting gains or losses recognized in earnings.

     MAP uses commodity-based derivative instruments to manage its exposure to commodity price risk. MAP's management has authorized the use of futures, forwards, swaps and combinations of options related to the purchase or sale of crude oil, refined products and natural gas. Changes in the fair value of all derivatives are recognized immediately in income unless the derivative qualifies as a hedge of future cash flows or certain foreign currency exposures. MAP has not designated any derivatives as qualifying for hedge accounting treatment.

OTHER

     Cash equivalents include highly liquid investments maturing within three months after purchase.

     Income related to construction contracts is generally recognized by the units-of-production method, which is a variation of the percentage-of-completion method. Any anticipated losses on such contracts are charged against operations as soon as such losses are determined to be probable and estimable.

     Advertising costs ($77 million in 2003, $78 million in 2002 and $67 million in 2001) and research and development costs ($36 million in 2003, $34 million in 2002 and $33 million in 2001) are expensed as incurred.

     Because Ashland's products are generally sold without any extended warranties, liabilities for product warranties are insignificant. Costs of product warranties are generally expensed as incurred.

     Certain prior year amounts have been  reclassified in the consolidated
financial   statements   and   accompanying   notes  to   conform  to  2003
classifications.

NOTE B - INFORMATION BY INDUSTRY SEGMENT

     Ashland's operations are managed along industry segments, which include APAC, Ashland Distribution, Ashland Specialty Chemical, Valvoline, and Refining and Marketing. Information by industry segment is shown on pages F-24 and F-25.

     The APAC group of companies performs contract construction work, such as paving, repairing and resurfacing highways, streets, airports, residential and commercial developments, sidewalks, and driveways; grading and base work; and excavation and related activities in the construction of bridges and structures, drainage facilities and underground utilities in 14 southern and midwestern states. APAC also produces and sells construction materials, such as hot-mix asphalt, crushed stone and other aggregate and ready-mix concrete.

     Ashland Distribution distributes chemicals, plastics, composites and fine ingredients in North America and plastics in Europe, and provides environmental services throughout North America.

     Ashland Specialty Chemical manufactures composites, adhesives, and casting binder chemicals for use in the transportation and construction industries. Ashland Specialty Chemical also manufactures water treatment chemicals for use in the general industrial and merchant marine markets.

     Valvoline is a marketer of premium-branded automotive and commercial oils, automotive chemicals, appearance products and automotive services, with sales in more than 120 countries. Valvoline is engaged in the "fast oil change" business through owned and franchised service centers operating under the Valvoline Instant Oil Change name.

     The Refining and Marketing segment includes Ashland's 38% ownership interest in Marathon Ashland Petroleum LLC (MAP) and other activities associated with refining and marketing. MAP was formed January 1, 1998, combining the major elements of the refining, marketing and transportation operations of Ashland and Marathon Oil Company. MAP has seven refineries with a combined crude oil refining capacity of 935,000 barrels per calendar day, 87 light products and asphalt terminals in the Midwest and Southeast United States, about 5,650 retail marketing outlets in 17 states and significant pipeline holdings. Ashland accounts for its investment in MAP using the equity method.

     Information about Ashland's domestic and foreign operations follows. Ashland has no material operations in any individual foreign country.

                                                         Revenues from                           Property, plant
                                                      external customers                          and equipment
                                             --------------------------------------          ------------------------
(In millions)                                     2003          2002          2001                 2003         2002
---------------------------------------------------------------------------------------------------------------------
United States                                $   6,740    $    6,621    $    7,380           $    1,079    $   1,168
Foreign                                          1,125           955           956                  132          123
                                             ----------   -----------   -----------          -----------   ----------
                                             $   7,865    $    7,576    $    8,336           $    1,211    $   1,291
                                             ==========   ===========   ===========          ===========   ==========

NOTE C - RELATED PARTY TRANSACTIONS

     Ashland sells chemicals and lubricants to Marathon Ashland Petroleum LLC (MAP) and purchases petroleum products from MAP. Such transactions are in the ordinary course of business at negotiated prices comparable to those of transactions with other customers and suppliers. In addition, Ashland
leases  certain  facilities  to  MAP,  and  provides  certain   information
technology and administrative services to MAP. The following table indicates the amounts of these transactions for each of the last three years ended September 30. Ashland's transactions with other affiliates and related parties were not significant.

(In millions)                                                                       2003          2002          2001
---------------------------------------------------------------------------------------------------------------------
Ashland's sales to MAP                                                         $      23    $       24    $       22
Ashland's purchases from MAP                                                         247           217           258
Ashland's costs charged to MAP                                                         3             6             6

     Ashland has entered into revolving credit agreements providing for short-term loans, at Ashland's discretion, to and from MAP at competitive rates. Under MAP's borrowing agreement, Ashland may loan up to $190 million to MAP. Under Ashland's borrowing agreement, MAP could invest up to 38% of its surplus cash balances with Ashland. No loans were outstanding under either agreement at September 30, 2003 and 2002. Under these agreements, Ashland paid interest expense to MAP of $4 million in 2001. Interest expense paid to MAP in 2003 and 2002 and interest income received from MAP in all three years was not significant.

     Ashland has guaranteed 38% of MAP's payments for certain crude oil purchases, up to a maximum guarantee of $95 million. At September 30, 2003, Ashland's contingent liability under this guarantee amounted to $60 million. Although Ashland has not made and does not expect to make any payments under this guarantee, it has recorded the fair value of this guarantee obligation, which is not significant.

NOTE D - UNCONSOLIDATED AFFILIATES

     As discussed in Note B, Ashland accounts for its investment in MAP on the equity method. Under the agreements related to its formation, MAP was organized by Ashland and Marathon Oil Company (Marathon) as a limited liability company for an initial term expiring on December 31, 2022, subject to automatic ten-year extensions unless a termination notice is given by either parent. The parents also entered into a put/call agreement that could be exercised by either parent at any time after December 31, 2004. Under that agreement, Ashland will have the right to sell all of its ownership interest in MAP to Marathon for an amount equal to 85% (90% if equity securities are used) of the fair market value of that ownership interest, payable in cash or Marathon debt or equity securities. Similarly, Marathon will have the right to purchase all of Ashland's ownership interest in MAP for an amount equal to 115% of the fair market value of that ownership interest, payable in cash.

     Summarized financial information reported by MAP and other companies accounted for on the equity method is presented in the following table, along with a summary of the amounts recorded in Ashland's consolidated financial statements. Since MAP is organized as a limited liability company that has elected to be taxed as a partnership, the parents are responsible for income taxes applicable to their share of MAP's taxable income. The net income of MAP reflected below does not include any provision for income taxes that will be incurred by its parents. At September 30, 2003, Ashland's retained earnings included $212 million of undistributed earnings from unconsolidated affiliates accounted for on the equity method.


NOTE D - UNCONSOLIDATED AFFILIATES (CONTINUED)

                                                                                                  Other
(In millions)                                                                         MAP    affiliates         Total
----------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2003
Financial position
      Current assets                                                           $    3,889    $      149
      Current liabilities                                                          (2,640)          (82)
                                                                               -----------   -----------
      Working capital                                                               1,249            67
      Noncurrent assets                                                             4,946            99
      Noncurrent liabilities                                                         (586)          (59)
                                                                               -----------   -----------
      Stockholders' equity                                                     $    5,609    $      107
                                                                               ===========   ===========
Results of operations
      Sales and operating revenues                                             $   32,034    $      336
      Income from operations                                                          810            41
      Net income                                                                      795            34
Amounts recorded by Ashland
      Investments and advances                                                      2,448 (1)        47     $   2,495
      Equity income                                                                   285            16           301
      Distributions received                                                          197             6           203
SEPTEMBER 30, 2002
Financial position
      Current assets                                                           $    3,425    $      151
      Current liabilities                                                          (2,200)          (71)
                                                                               -----------   -----------
      Working capital                                                               1,225            80
      Noncurrent assets                                                             4,572           105
      Noncurrent liabilities                                                         (461)         (106)
                                                                               -----------   -----------
      Stockholders' equity                                                     $    5,336    $       79
                                                                               ===========   ===========
Results of operations
      Sales and operating revenues                                             $   25,063    $      237
      Income from operations                                                          511            24
      Net income                                                                      502            16
Amounts recorded by Ashland
      Investments and advances                                                      2,350            37     $   2,387
      Equity income                                                                   176             5           181
      Distributions received                                                          196             5           201
SEPTEMBER 30, 2001
Results of operations
      Sales and operating revenues                                             $   28,865    $      204
      Income from operations                                                        2,042            22
      Net income                                                                    2,022            14
Amounts recorded by Ashland
      Equity income                                                                   749             6     $     755
      Distributions received                                                          658             6           664

(1) At September 30, 2003, Ashland's investment exceeds its equity in the net assets of MAP by $316 million, of which $151 million represents plant and equipment that will continue to be amortized, and $165 million represents goodwill. Straight-line amortization of the excess investment that was charged against equity income amounted to $16 million in 2003 and 2002 and $26 million in 2001 (see Note A).


NOTE E - DEBT

(In millions)                                                                                     2003          2002
---------------------------------------------------------------------------------------------------------------------
Medium-term notes, due 2004-2025, interest at a weighted
      average rate of 8% at September 30, 2003 (6.9% to 10.4%)                              $      578    $      765
8.80% debentures, due 2012                                                                         250           250
7.83% medium-term notes, Series J, due 2005                                                        229           229
Pollution control and industrial revenue bonds, due
      2004-2022, interest at a weighted average rate of 5.5%
      at September 30, 2003 (1.0% to 7.1%)                                                         176           201
6.86% medium-term notes, Series H, due 2009                                                        150           150
6.625% senior notes, due 2008                                                                      150           150
Other                                                                                               81            52
                                                                                            -----------   -----------
Total long-term debt                                                                             1,614         1,797
Current portion of long-term debt                                                                 (102)         (191)
                                                                                            -----------   -----------
Long-term debt (less current portion)                                                       $    1,512    $    1,606
                                                                                            ===========   ===========

     Aggregate maturities of long-term debt are $102 million in 2004, $399 million in 2005, $62 million in 2006, $125 million in 2007 and $168 million in 2008. Interest payments on all indebtedness amounted to $125 million in 2003, $138 million in 2002 and $167 million in 2001. No short-term borrowings were outstanding at September 30, 2003. The weighted average interest rate on short-term borrowings outstanding was 1.9% at September 30, 2002.

     Ashland has two revolving credit agreements providing for up to $350 million in borrowings, neither of which was in use at September 30, 2003. The agreement providing for $250 million in borrowings expires on June 2, 2004. The agreement providing for $100 million in borrowings expires on June 4, 2004. Both agreements contain a covenant limiting new borrowings based on Ashland's stockholders' equity. However, these agreements would have permitted an additional $1.7 billion of borrowings at September 30, 2003. Additional permissible borrowings are increased (decreased) by 150% of any increase (decrease) in stockholders' equity.

NET INTEREST AND OTHER FINANCIAL COSTS

(In millions)                                                                       2003          2002          2001
---------------------------------------------------------------------------------------------------------------------
Interest expense                                                               $     123    $      135    $      162
Expenses on sales of accounts receivable (see Note G)                                  3             4             8
Loss on early retirement of debt                                                       -             -             5
Other financial costs                                                                  3             3             2
Interest income                                                                       (1)           (4)           (2)
                                                                               ----------   -----------   -----------
                                                                               $     128    $      138    $      175
                                                                               ==========   ===========   ===========

NOTE F - LEASES

     Ashland and its subsidiaries are lessees of office buildings, retail outlets, transportation and off-road construction equipment, warehouses and storage facilities, and other equipment, facilities and properties under leasing agreements that expire at various dates. Under various operating leases, Ashland has guaranteed the residual value of the underlying property that had an unamortized cost totaling $117 million at September 30, 2003. If Ashland had canceled those leases at that date, its maximum obligations under the residual value guarantees would have amounted to $102 million. Ashland does not expect to incur any significant charge to earnings under these guarantees, $46 million of which relates to real estate. These lease agreements are with unrelated third party lessors and Ashland has no additional contractual or other commitments to any parties to the leases. Capitalized lease obligations are not significant and are included in long-term debt. Future minimum rental payments at September 30, 2003, and rental expense under operating leases follow.


NOTE F - LEASES (CONTINUED)

(In millions)
Future minimum rental payments                  Rental expense                     2003          2002          2001
--------------------------------------------------------------------------------------------------------------------
2004                      $      47             Minimum rentals
2005                             39               (including rentals under
2006                             33               short-term leases)          $      98    $      103    $      116
2007                             26             Contingent rentals                    3             3             5
2008                             22             Sublease rental income               (2)           (2)           (2)
Later years                      91                                           ----------   -----------   -----------
                          ----------                                          $      99    $      104    $      119
                          $     258                                           ==========   ===========   ===========
                          ==========


     FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued in November 2002. Upon entering new lease agreements with residual value guarantees after December 31, 2002, Ashland is required to record the fair value at inception of these guarantee obligations in accordance with FIN 45. At September 30, 2003, the recorded value of such obligations was not significant.

NOTE G - SALE OF ACCOUNTS RECEIVABLE

     On March 15, 2000, Ashland entered into a five-year agreement to sell, on an ongoing basis with limited recourse, up to a $200 million undivided interest in a designated pool of accounts receivable. Under the terms of the agreement, new receivables are added to the pool and collections reduce the pool. Since inception, interests totaling $150 million have been sold on a continuous basis, except for a period between April 29 and September 7, 2003, when the full $200 million capacity was utilized. Ashland retains a credit interest in these receivables and addresses its risk of loss on this retained interest in its allowance for doubtful accounts. Receivables sold exclude defaulted accounts or concentrations over certain limits with any one customer. The costs of these sales are based on the buyer's short-term borrowing rates and approximated 1.5% at September 30, 2003, and 2.2% at September 30, 2002.

NOTE H - FINANCIAL INSTRUMENTS

DERIVATIVE INSTRUMENTS

     Ashland uses interest rate swaps and commodity-based and foreign currency derivative instruments as described in Note A. Open contracts other than interest rate swaps were not significant at September 30, 2003 and 2002.

FAIR VALUES

     The carrying amounts and fair values of Ashland's significant financial instruments at September 30, 2003 and 2002 are shown below. The fair values of cash and cash equivalents, investments of captive insurance companies and commercial paper approximate their carrying amounts. The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland's incremental borrowing rates. The fair values of interest rate swaps are based on quoted market prices.

                                                                          2003                            2002
                                                             ------------------------         ------------------------
                                                              Carrying          Fair           Carrying          Fair
(In millions)                                                   amount         value             amount         value
----------------------------------------------------------------------------------------------------------------------
Assets
      Cash and cash equivalents                              $     223     $     223          $      90    $       90
      Interest rate swaps                                            1             1                 11            11
      Investments of captive insurance companies (1)                13            13                  3             3
Liabilities
      Commercial paper                                               -             -                 10            10
      Long-term debt (including current portion)                 1,614         1,809              1,797         1,958

(1)      Included in other noncurrent  assets in the  Consolidated  Balance
         Sheets.

NOTE I - ACQUISITIONS AND DIVESTITURES

ACQUISITIONS

     During 2001, Ashland Specialty Chemical acquired Neste Polyester's unsaturated polyester resins and gelcoats business and assets from Dynea Oy. In addition, several smaller acquisitions were completed by APAC, Ashland Specialty Chemical and Valvoline during the three years ended September 30, 2003. These acquisitions were accounted for as purchases and did not have a significant effect on Ashland's consolidated financial statements.

DIVESTITURES

     During 2003, APAC sold the assets of its Nashville division and certain ready-mix operations in Missouri. During 2001, APAC sold certain grading and utilities construction operations. None of these divestitures had a significant effect on Ashland's consolidated financial statements. See Note N for a discussion of the sale of the Electronic Chemicals division of Ashland Specialty Chemical in 2003.

NOTE J - INCOME TAXES

     A summary of the provision for income taxes related to continuing operations follows.

(In millions)                                                                       2003          2002          2001
---------------------------------------------------------------------------------------------------------------------
Current (1)
      Federal                                                                  $     (17)   $      151    $       85
      State                                                                           (3)           22            13
      Foreign                                                                         15            16            17
                                                                               ----------   -----------   -----------
                                                                                      (5)          189           115
Deferred                                                                              49          (121)          151
                                                                               ----------   -----------   -----------
                                                                               $      44    $       68    $      266
                                                                               ==========   ===========   ===========

(1) Income tax payments amounted to $24 million in 2003, $158 million in 2002 and $103 million in 2001.


     Deferred income taxes are provided for income and expense items recognized in different years for tax and financial reporting purposes. Ashland has not recorded deferred income taxes on the undistributed earnings of certain foreign subsidiaries and 50% owned foreign corporate joint ventures. Management intends to indefinitely reinvest such earnings, which amounted to $105 million at September 30, 2003. Because of significant foreign tax credits, it is not practicable to determine the U.S. federal income tax liability, if any, that might be incurred if those earnings were distributed. Temporary differences that give rise to significant deferred tax assets and liabilities follow.

(In millions)                                                                                     2003          2002
---------------------------------------------------------------------------------------------------------------------
Employee benefit obligations                                                                $      219    $      204
Environmental, self-insurance and litigation reserves (net of receivables)                         196           134
Compensation accruals                                                                               59            53
Uncollectible accounts receivable                                                                   18            18
Other items                                                                                         61            51
                                                                                            -----------   -----------
Total deferred tax assets                                                                          553           460
                                                                                            -----------   -----------
Property, plant and equipment                                                                      189           175
Investment in unconsolidated affiliates                                                            513           412
                                                                                            -----------   -----------
Total deferred tax liabilities                                                                     702           587
                                                                                            -----------   -----------
Net deferred tax liability                                                                  $      149    $      127
                                                                                            ===========   ===========

                                   F-15

     The U.S. and foreign components of income from continuing operations before income taxes and a reconciliation of the statutory federal income tax with the provision for income taxes follow.

(In millions)                                                                       2003          2002          2001
---------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes
      United States                                                            $      60    $      114    $      594
      Foreign                                                                         78            69            62
                                                                               ----------   -----------   -----------
                                                                               $     138    $      183    $      656
                                                                               ==========   ===========   ===========

Income taxes computed at U.S. statutory rate (35%)                             $      48    $       64    $      230
Increase (decrease) in amount computed resulting from
      State income taxes                                                               3             1            21
      Net impact of foreign results                                                   (2)            3             4
      Nondeductible goodwill amortization                                              -             -            11
      Business meals and entertainment                                                 3             3             3
      Deductible dividends under employee stock ownership plan                        (2)           (3)           (3)
      Life insurance expense (income)                                                 (2)            4             5
      Other items                                                                     (4)           (4)           (5)
                                                                               ----------   -----------   -----------
Income taxes                                                                   $      44    $       68    $      266
                                                                               ==========   ===========   ===========

NOTE K - CAPITAL STOCK

     Under Ashland's Shareholder Rights Plan, each common share is accompanied by one right to purchase one-thousandth share of preferred stock for $140. Each one-thousandth share of preferred stock will be entitled to dividends and to vote on an equivalent basis with one common share. The rights are neither exercisable nor separately transferable from the common shares unless a party acquires or tenders for more than 15% of Ashland's common stock. If any party acquires more than 15% of Ashland's common stock or acquires Ashland in a business combination, each right (other than those held by the acquiring party) will entitle the holder to purchase preferred stock of Ashland or the acquiring company at a substantial discount. The rights expire on May 16, 2006, and Ashland's Board of Directors can amend certain provisions of the Plan or redeem the rights at any time prior to their becoming exercisable.

     At September 30, 2003, 500,000 shares of cumulative preferred stock are reserved for potential issuance under the Shareholder Rights Plan and
10.5 million common shares are reserved for issuance under stock incentive and deferred compensation plans.

NOTE L - STOCK INCENTIVE PLANS

     Ashland has stock incentive plans under which key employees or directors can purchase shares of common stock under stock options or nonvested stock awards. Stock options are granted to employees at a price equal to the fair market value of the stock on the date of grant and become exercisable over periods of one to four years. Unexercised options lapse 10 years after the date of grant. Nonvested stock awards entitle employees or directors to purchase shares at a nominal cost, to vote such shares and to receive any dividends thereon. However, such shares are subject to forfeiture upon termination of service before the vesting period ends.

     As discussed in Note A, Ashland began expensing employee stock options in accordance with FAS 123 in 2003. The following table illustrates the effect on net income and earnings per share if FAS 123 had been applied in 2002 and 2001 to all outstanding and unvested awards. The fair value per share of options granted was determined using the Black-Scholes option pricing model with the indicated assumptions.

(In millions except per share data)                                                2003         2002           2001
--------------------------------------------------------------------------------------------------------------------
Net income as reported                                                        $      75    $     117     $      417
Add:  Stock-based employee compensation expense included in
      reported net income, net of related tax effects                                 5            -              -
Deduct:  Total stock-based employee compensation expense
      determined under FAS 123 for all awards, net of related tax effects            (5)          (4)            (3)
                                                                              ----------   ----------    -----------
Pro forma net income                                                          $      75    $     113     $      414
                                                                              ==========   ==========    ===========
Earnings per share:
      Basic - as reported                                                     $    1.10    $    1.69     $     5.99
      Basic - pro forma                                                            1.10         1.63           5.94
      Diluted - as reported                                                        1.10         1.67           5.93
      Diluted - pro forma                                                          1.10         1.61           5.88
Weighted average fair value per share of options granted                           6.71         5.35           7.38
Assumptions (weighted average)
      Risk-free interest rate                                                       3.1%         2.9%           4.1%
      Expected dividend yield                                                       3.3%         3.8%           3.0%
      Expected volatility                                                          27.3%        26.7%          24.4%
      Expected life (in years)                                                      5.0          5.0            5.0

     A progression of activity and various other information relative to stock options is presented in the following table.

                                                 2003                        2002                       2001
                                      ------------------------    ------------------------   ------------------------
                                                     Weighted                    Weighted                   Weighted
                                                      average                     average                    average
(In thousands except                      Common option price        Common  option price        Common option price
 per share data)                          shares    per share        shares     per share        shares    per share
---------------------------------------------------------------------------------------------------------------------
Outstanding-beginning of year (1)          7,482    $   37.28         6,735    $    38.41         6,380    $   38.01
Granted                                      537        33.42         1,210         29.05         1,001        36.38
Exercised                                   (103)       27.96          (413)        31.34          (572)       30.06
Canceled                                    (109)       35.27           (50)        38.54           (74)       41.04
                                      -----------                 ----------                 -----------
Outstanding-end of year (1)                7,807        37.17         7,482         37.28         6,735        38.41
                                      ===========                 ==========                 ===========
Exercisable-end of year                    6,491        38.25         5,537         39.34         4,803        39.36

(1) Shares of common stock available for future grants of options or awards amounted to 1,860,000 at September 30, 2003 and 2,853,000 at September 30, 2002. Exercise prices per share for options outstanding at September 30, 2003 ranged from $25.00 to $34.00 for 2,982,000 shares, from $35.88 to $43.13 for 3,500,000 shares, and from $44.20 to $53.38 for 1,325,000 shares. The weighted average remaining contractual life of the options was 5.6 years.


NOTE M - LITIGATION, CLAIMS AND CONTINGENCIES

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

(In thousands)                                                                      2003          2002          2001
---------------------------------------------------------------------------------------------------------------------
Open claims - beginning of year                                                      160           167           118
New claims filed                                                                      66            45            52
Claims settled                                                                        (7)          (15)           (2)
Claims dismissed                                                                     (21)          (37)           (1)
                                                                               ----------   -----------   -----------
Open claims - end of year                                                            198           160           167
                                                                               ==========   ===========   ===========

     Since October 1, 2000, Riley has been dismissed as a defendant in 71% of the resolved claims. Amounts spent on litigation defense and claim settlements totaled $45 million in 2003, $38 million in 2002 and $15 million in 2001.

     During the December 2002 quarter, Ashland increased its reserve for asbestos claims by $390 million to cover the litigation defense and claim settlement costs expected to be paid during the next ten years. Additional reserves were provided during the nine months ended September 30, 2003, to maintain the reserve at a level adequate to cover future payments over a rolling 10-year period. Prior to December 31, 2002, the asbestos reserve was based on the estimated costs that would be incurred to settle open claims. The estimates of future asbestos claims and related costs were developed with the assistance of Hamilton, Rabinovitz & Alschuler, Inc.
(HR&A), nationally recognized experts in that field. Reflecting the additional provisions, Ashland's reserve for asbestos claims on an undiscounted basis amounted to $610 million at September 30, 2003, compared to $202 million at September 30, 2002.

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

     Insurance provides reimbursements for most of the litigation defense and claim settlement costs incurred, and coverage-in-place agreements exist with the insurance companies that provide substantially all of the coverage currently being accessed. As a result, the current year increases in the asbestos reserve were largely offset by probable insurance recoveries valued at $257 million. The amounts not recoverable are generally due from insurers that are insolvent, rather than as a result of uninsured claims or the exhaustion of Ashland's insurance coverage. At September 30, 2003, Ashland's receivable for recoveries of such costs from its insurers amounted to $429 million, of which $26 million relates to costs previously paid. Receivables from insurance companies amounted to $196 million at September 30, 2002.

     Ashland retained the services of Tillinghast-Towers Perrin to assist management in the estimation of probable insurance recoveries. Such recoveries are based on assumptions and estimates surrounding the available insurance coverage, including the continued viability of all solvent insurance carriers. About 35% of the estimated receivables from insurance companies at September 30, 2003, are expected to be due from Equitas Limited (Equitas) and other London companies. Of the remainder, over 90% is expected to come from companies or groups that are rated A or higher by A.
M. Best.

     Although coverage limits are resolved in the coverage-in-place agreement with Equitas and other London companies, there is a disagreement with these companies over the timing of recoveries. The resolution of this disagreement could have a material effect on the value of insurance recoveries from those companies. In estimating the value of future recoveries at September 30, 2003, Ashland used the least favorable interpretation of this agreement and will continue to do so until such time as the disagreement is resolved.

ENVIRONMENTAL PROCEEDINGS

     Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At September 30, 2003, such locations included 100 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, approximately 135 current and former operating facilities (including certain operating facilities conveyed to
MAP) and about 1,220 service station properties. Ashland's reserves for environmental remediation amounted to $174 million at September 30, 2003, and $169 million at September 30, 2002. Such amounts reflect Ashland's estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.

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

     No individual remediation location is material to Ashland as its largest reserve for any site is less than 10% of the remediation reserve. As a result, Ashland's exposure to adverse developments with respect to any individual site is not expected to be material, and these sites are in various stages of ongoing remediation. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occurs in a particular quarter or fiscal year, Ashland believes that the chance of such developments occurring in the same quarter or fiscal year is remote.

OTHER LEGAL PROCEEDINGS

     In addition to the matters described above, there are various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts. While these actions are being contested, their outcome is not predictable.

NOTE N - DISCONTINUED OPERATIONS

     Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos. Virtually all of those liabilities result from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation, a former subsidiary. During the quarter ended December 31, 2002, Ashland increased its reserve for asbestos claims by $390 million to cover litigation defense and claim settlement costs expected to be paid during the next ten years. Additional reserves were provided during the nine months ended September 30, 2003, to maintain the reserve at a level adequate to cover future payments over a rolling 10-year period. Because insurance provides reimbursements for most of these costs and coverage-in-place agreements exist with the insurance companies that provide substantially all of the coverage currently being accessed, these increases in the asbestos reserve are expected to be offset in part by probable insurance recoveries. The resulting $178 million pretax charge to income, net of deferred income tax benefits of $69 million, was reflected as an after-tax loss from discontinued operations of $109 million in the Statements of Consolidated Income. See Note M for further discussion of Ashland's asbestos-related litigation.

     On August 29, 2003, Ashland sold the net assets of its Electronic Chemicals business and certain related subsidiaries in a transaction valued at approximately $300 million before tax. Electronic Chemicals was a part of Ashland Specialty Chemical, providing ultra pure chemicals and other products and services to the worldwide semiconductor industry, with revenues of $215 million in 2003, $217 million in 2002 and $212 million in 2001. The sale reflects Ashland's strategy to optimize its business mix and focus greater attention on the remaining specialty chemical businesses and other transportation and construction-related operations where it can achieve strategic advantage. Ashland's after-tax proceeds were used primarily to reduce debt. All assets and liabilities of Electronic Chemicals are classified as current in the September 30, 2002 balance sheet. Assets of $211 million were composed of current assets of $62 million, investments and other assets of $23 million, and property, plant and equipment of

$126  million.   Liabilities  of  $39  million  were  composed  of  current liabilities of $27 million and noncurrent liabilities of $12 million.

     In 2001, Ashland sold its remaining 4.7 million Arch Coal shares in a public offering for $86 million and recorded reserves for asbestos-related litigation. Components of amounts reflected in the income statements related to discontinued operations are presented in the following table.

(In millions)                                                                       2003          2002          2001
---------------------------------------------------------------------------------------------------------------------
INCOME FROM DISCONTINUED OPERATIONS
Reserves for asbestos-related litigation                                       $    (178)   $        -    $      (23)
Electronic Chemicals                                                                  17            17            20
GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS
Electronic Chemicals                                                                 101             -             -
Arch Coal                                                                              -             -            49
                                                                               ----------   -----------   -----------
INCOME BEFORE INCOME TAXES                                                           (60)           17            46
INCOME TAXES
Income from discontinued operations
      Reserves for asbestos-related litigation                                        69             -             9
      Electronic Chemicals                                                            (3)           (4)           (7)
Gain on disposal of discontinued operations                                          (20)            -           (16)
                                                                               ----------   -----------   -----------
RESULTS FROM DISCONTINUED OPERATIONS                                           $     (14)   $       13    $       32
                                                                               ==========   ===========   ===========

NOTE O - EMPLOYEE BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT PLANS

     Ashland and its subsidiaries sponsor noncontributory pension plans that cover substantially all employees. For certain plans, half of the balances in employees' accounts under an employee stock ownership plan are coordinated with their pension benefits. Ashland's objective is to fully fund the accumulated benefit obligations of its qualified plans, and the level of its contributions is determined annually to achieve that objective over time. During 2003, Ashland contributed $61 million to its qualified pension plans, and an additional $50 million was contributed on October 1, 2003. Ashland funds the costs of its nonqualified pension plans as the benefits are paid.

     Prior to July 1, 2003, benefits under Ashland's pension plans were generally based on employees' years of service and compensation during the years immediately preceding their retirement. Although certain changes were implemented on that date, the pension benefits of employees with at least ten years of service were not affected. As of July 1, 2003, the pension benefits of most other employees were converted to cash balance accounts. Such employees received an initial account balance equal to the present value of their accrued benefits under the previous plan on that date. Although individual plans have varying provisions, employees with cash balance accounts generally receive either fixed pay credits or variable pay credits ranging from 3% to 16% of pay based on their age plus vested service. Their accounts are also credited with interest based on the one-year U. S. Treasury rate plus 1%, subject to a minimum annual crediting rate of 4% and a maximum of 7%. Pension benefits for these employees will be based on the balances in their accounts upon retirement.

     Ashland  and  its  subsidiaries  also  sponsor   healthcare  and  life
insurance plans for eligible employees who retire or are disabled. Ashland's retiree life insurance plans are noncontributory, while Ashland shares the costs of providing healthcare coverage with its retired employees through premiums, deductibles and coinsurance provisions. Ashland funds its share of the costs of the postretirement benefit plans as the benefits are paid.

     As of July 1, 2003, Ashland implemented changes in the way it will share the cost of healthcare coverage with future retirees. Those changes did not affect the previous cost-sharing program for retirees or for employees meeting certain qualifications (based on age and years of service) at that date. However, Ashland did amend that program to limit its annual per capita costs to an amount equivalent to base year per capita costs, plus annual increases of up to 1.5% per year for costs incurred after January 1, 2004. Under a previous amendment, base year costs were limited to the amounts incurred in 1992, plus annual increases of up to 4.5% per year thereafter. Premiums for retiree healthcare coverage are equivalent to the excess of the estimated per capita costs over the amounts borne by Ashland.

     Employees not meeting the required qualifications were allocated notional accounts based on their age and years of service that can only be used to pay all or part of the premiums for retiree healthcare coverage. Such premiums represent the full costs of providing that coverage, without any subsidy from Ashland. The notional accounts are credited with interest based on the one-year U. S. Treasury rate plus 1%, subject to a minimum annual crediting rate of 4% and a maximum of 7%. Retirees will continue to have access to Ashland coverage after their notional accounts are exhausted, but they will be responsible for paying the full premiums.

     Summaries of the changes in the benefit obligations and plan assets (primarily listed stocks and debt securities) and of the funded status of the plans follow. Pension benefit obligations under the qualified plans at September 30, 2003 were reduced by approximately $82 million, which represents the amount expected to be funded by the balances in the employees' accounts under an employee stock ownership plan.


                                                              Pension benefits
                                              --------------------------------------------------
                                                        2003                       2002
                                              ------------------------   -----------------------             Other
                                                                                                         postretirement
                                                                 Non-                      Non-             benefits
                                               Qualified    qualified     Qualified   qualified       --------------------
(In millions)                                      plans        plans         plans       plans          2003        2002
--------------------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATIONS
Benefit obligations at October 1              $      874   $      109    $      715   $     103     $     361   $     333
Service cost                                          42            1            42           1            11          12
Interest cost                                         58            7            52           7            22          23
Retiree contributions                                  -            -             -           -            12           8
Benefits paid                                        (33)          (4)          (30)         (4)          (33)        (33)
Plan amendments                                       (6)           -             -           -           (95)          -
Changes in assumptions                                58            5            59           7            19          19
Other-net                                              9          (19)           36          (5)           (1)         (1)
                                              -----------  -----------   -----------  ----------    ----------  ----------
Benefit obligations at September 30           $    1,002   $       99    $      874   $     109     $     296   $     361
                                              ===========  ===========   ===========  ==========    ==========  ==========
CHANGE IN PLAN ASSETS
Value of plan assets at October 1             $      551                 $      518
Actual return on plan assets                          99                        (42)
Employer contributions                                61                        103
Benefits paid                                        (33)                       (30)
Other                                                  2                          2
                                              -----------                -----------
Value of plan assets at September 30          $      680                 $      551
                                              ===========                ===========
FUNDED STATUS OF THE PLANS
Unfunded accumulated obligation               $      139   $       90    $      150   $      98     $     296   $     361
Provision for future salary increases                183            9           173          11             -           -
                                              -----------  -----------   -----------  ----------    ----------  ----------
Excess of obligations over plan assets               322           99           323         109           296         361
Unrecognized actuarial loss                         (344)         (41)         (354)        (43)          (87)        (72)
Unrecognized prior service credit (cost)               3            -            (2)          -           100          15
                                              -----------  -----------   -----------  ----------    ----------  ----------
Net liability recognized                      $      (19)  $       58    $      (33)  $      66     $     309   $     304
                                              ===========  ===========   ===========  ==========    ==========  ==========

BALANCE SHEET LIABILITIES (ASSETS)
Accrued benefit liabilities                         $     231                  $     250            $     309   $     304
Intangible assets                                          (1)                        (2)                   -           -
Accumulated other comprehensive loss                     (191)                      (215)                   -           -
                                                    ----------                 ----------           ----------  ----------
Net liability recognized                            $      39                  $      33            $     309   $     304
                                                    ==========                 ==========           ==========  ==========
ASSUMPTIONS AS OF SEPTEMBER 30
Discount rate                                            6.25%                      6.75%                6.25%       6.75%
Salary adjustment rate                                   4.50                       5.00                    -           -

     The following table details the components of pension and other postretirement benefit costs.

                                                                                                 Other
                                                  Pension benefits                       postretirement benefits
                                        -----------------------------------       -----------------------------------
(In millions)                                2003         2002        2001             2003        2002         2001
---------------------------------------------------------------------------------------------------------------------
Service cost                            $      43    $      43   $      37        $      11   $      12    $      11
Interest cost                                  65           59          53               22          23           22
Expected return on plan assets (9%)           (51)         (47)        (48)               -           -            -
Other amortization and deferral                30           19           4               (7)         (6)          (6)
                                        ----------   ----------  ----------       ----------  ----------   ----------
                                        $      87    $      74   $      46        $      26   $      29    $      27
                                        ==========   ==========  ==========       ==========  ==========   ==========


     The changes previously discussed in the postretirement benefit plans reduced Ashland's accrued obligations under those plans, and the reductions are being amortized to income. Such amortization reduced Ashland's costs for postretirement benefit costs by $10 million in 2003, $8 million in 2002 and $9 million in 2001. At September 30, 2003, the remaining unrecognized prior service credit resulting from the changes amounted to $100 million, and will reduce future costs by $15 million in 2004, $9 million in 2005 and about $8 million annually thereafter through 2014.

OTHER PLANS

     Ashland sponsors a qualified savings plan to assist eligible employees in providing for retirement or other future needs. Under that plan, Ashland contributes up to 5.5% (increased from 4.2% at July 1, 2003) of a participating employee's earnings. Company contributions amounted to $19 million in 2003, $17 million in 2002 and $16 million in 2001.

     Certain union employees are covered under multiemployer pension plans administered by unions. Amounts contributed to the plans by Ashland and charged to expense amounted to $5 million annually in 2003, 2002 and 2001.

NOTE P - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table presents quarterly financial information and per share data relative to Ashland's common stock. Amounts for quarters prior to June 2003 have been restated to reflect the results of the Electronic Chemicals division of Ashland Specialty Chemical as a discontinued operation. See Note N for further explanations.

Quarters ended                          December 31            March 31              June 30            September 30
                                    -------------------  --------------------  -------------------  -------------------
(In millions except per share data)    2002       2001 (1)   2003      2002 (1)   2003       2002       2003      2002
-----------------------------------------------------------------------------------------------------------------------
Sales and operating revenues        $ 1,738   $  1,765   $  1,644  $  1,553    $ 2,006   $  1,997   $  2,130   $ 2,033
Operating income (loss)                  32         96        (24)       (3)       138        132        119        96
Income (loss) from
      continuing operations              (1)        37        (37)      (23)        71         61         61        41
Net income (loss)                       (92)        27        (39)      (21)        70         65        137        47

Basic earnings (loss) per share
      Continuing operations         $  (.02)  $    .53   $   (.54) $   (.33)   $  1.04   $    .88   $    .89   $   .59
      Net income (loss)               (1.35)       .38       (.57)     (.31)      1.02        .94       2.00       .68

Diluted earnings (loss) per share
      Continuing operations         $  (.02)  $    .52   $   (.54) $   (.33)   $  1.03   $    .87   $    .89   $   .59
      Net income (loss)               (1.35)       .38       (.57)     (.31)      1.01        .93       1.99       .68

Common cash dividends per share     $  .275   $   .275   $   .275  $   .275    $  .275   $   .275   $   .275   $  .275

Market price per common share
      High                          $ 30.80   $  46.54   $  30.37  $  46.98    $ 33.85   $  45.61   $  34.51   $ 41.20
      Low                             23.60      37.60      25.91     43.04      28.66      37.11      30.27     26.29


(1)      MAP  maintains an inventory  valuation  reserve to reduce the LIFO cost of its inventories to their net realizable values. Adjustments in that reserve are recognized quarterly based on changes in petroleum product prices, creating non-cash charges or credits to Ashland's earnings. A pretax charge of $29 million ($18 million after tax, or $.26 per share) was recognized in the December 2001 quarter and reversed in the March 2002 quarter as a result of these adjustments.

Ashland Inc. and Consolidated Subsidiaries
INFORMATION BY INDUSTRY SEGMENT
Years Ended September 30

(In millions)                                                                       2003          2002          2001
---------------------------------------------------------------------------------------------------------------------
REVENUES
Sales and operating revenues
      APAC                                                                     $   2,400    $    2,652    $    2,624
      Ashland Distribution                                                         2,804         2,535         2,849
      Ashland Specialty Chemical                                                   1,170         1,094         1,055
      Valvoline                                                                    1,235         1,152         1,092
      Intersegment sales (1)
        Ashland Distribution                                                         (21)          (20)          (26)
        Ashland Specialty Chemical                                                   (69)          (63)          (64)
        Valvoline                                                                     (1)           (2)           (2)
                                                                               ----------   -----------   -----------
                                                                                   7,518         7,348         7,528
Equity income
      APAC                                                                             9             -             -
      Ashland Specialty Chemical                                                       7             4             5
      Valvoline                                                                        -             1             1
      Refining and Marketing                                                         285           176           749
                                                                               ----------   -----------   -----------
                                                                                     301           181           755
Other income
      APAC                                                                             -            12            13
      Ashland Distribution                                                            19            17            15
      Ashland Specialty Chemical                                                      10             4             6
      Valvoline                                                                        5             7             6
      Refining and Marketing                                                           2             2             7
      Corporate                                                                       10             5             6
                                                                               ----------   -----------   -----------
                                                                                      46            47            53
                                                                               ----------   -----------   -----------
                                                                               $   7,865    $    7,576    $    8,336
                                                                               ==========   ===========   ===========
OPERATING INCOME
APAC                                                                           $     (42)   $      122    $       55
Ashland Distribution                                                                  32             1            35
Ashland Specialty Chemical                                                            31            70            38
Valvoline                                                                             87            77            81
Refining and Marketing (2)                                                           263           143           707
Corporate                                                                           (105)          (92)          (85)
                                                                               ----------   -----------   -----------
                                                                               $     266    $      321    $      831
                                                                               ==========   ===========   ===========
ASSETS
APAC                                                                           $   1,481    $    1,498    $    1,574
Ashland Distribution                                                                 856           884           961
Ashland Specialty Chemical                                                           749           941           941
Valvoline                                                                            667           611           642
Refining and Marketing                                                             2,484         2,409         2,452
Corporate (3)                                                                        769           379           558
                                                                               ----------   -----------   -----------
                                                                               $   7,006    $    6,722    $    7,128
                                                                               ==========   ===========   ===========


(In millions)                                                                       2003          2002          2001
---------------------------------------------------------------------------------------------------------------------
INVESTMENT IN EQUITY AFFILIATES
APAC                                                                           $       4    $       (2)   $        -
Ashland Specialty Chemical                                                            35            30            30
Valvoline                                                                              8             9             9
Refining and Marketing                                                             2,448         2,350         2,387
                                                                               ----------   -----------   -----------
                                                                               $   2,495    $    2,387    $    2,426
                                                                               ==========   ===========   ===========
EXPENSE (INCOME) NOT AFFECTING CASH
Depreciation, depletion and amortization
      APAC                                                                     $     108    $      114    $      133
      Ashland Distribution                                                            19            21            27
      Ashland Specialty Chemical                                                      40            38            46
      Valvoline                                                                       26            24            23
      Corporate                                                                       11            11            11
                                                                               ----------   -----------   -----------
                                                                                     204           208           240
Other noncash items (4)
      APAC                                                                           (25)           24            14
      Ashland Distribution                                                             3             1            (1)
      Ashland Specialty Chemical                                                      (2)            3             3
      Valvoline                                                                        4            (2)            4
      Refining and Marketing                                                           2          (168)           21
      Corporate                                                                      (30)           41            24
                                                                               ----------   -----------   -----------
                                                                                     (48)         (101)           65
                                                                               ----------   -----------   -----------
                                                                               $     156    $      107    $      305
                                                                               ==========   ===========   ===========
ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT
APAC                                                                           $      47    $      107    $       92
Ashland Distribution                                                                   5            12            15
Ashland Specialty Chemical                                                            34            27            38
Valvoline                                                                             16            21            29
Corporate                                                                              8             7            12
                                                                               ----------   -----------   -----------
                                                                               $     110    $      174    $      186
                                                                               ==========   ===========   ===========

(1)      Intersegment  sales are accounted  for at prices that  approximate market value.
(2) Includes Ashland's equity income from MAP, amortization related to Ashland's excess investment in MAP, and other activities associated with refining and marketing.
(3)      Includes cash, cash equivalents and other unallocated assets.
(4) Includes deferred income taxes, equity income from affiliates net of distributions, and other items not affecting cash.

Ashland Inc. and Consolidated Subsidiaries
FIVE-YEAR SELECTED FINANCIAL INFORMATION
Years Ended September 30

(In millions except per share data)                       2003          2002          2001         2000         1999
---------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Revenues
      Sales and operating revenues                   $   7,518    $    7,348     $   7,528    $   7,771    $   6,623
      Equity income                                        301           181           755          395          350
      Other income                                          46            47            53           63           88
Cost and expenses
      Cost of sales and operating expenses              (6,005)       (5,736)       (6,016)      (6,157)      (5,118)
      Selling, general and administrative expenses      (1,390)       (1,311)       (1,249)      (1,200)      (1,113)
      Depreciation, depletion and amortization            (204)         (208)         (240)        (227)        (219)
                                                     ----------   -----------    ----------   ----------   ----------
Operating income                                           266           321           831          645          611
Net interest and other financial costs                    (128)         (138)         (175)        (194)        (140)
                                                     ----------   -----------    ----------   ----------   ----------
Income from continuing operations
      before income taxes                                  138           183           656          451          471
Income taxes                                               (44)          (68)         (266)        (179)        (188)
                                                     ----------   -----------    ----------   ----------   ----------
Income from continuing operations                           94           115           390          272          283
Results from discontinued operations                       (14)           13            32         (202)           7
                                                     ----------   -----------    ----------   ----------   ----------
Income before cumulative effect
      of accounting changes                                 80           128           422           70          290
Cumulative effect of accounting changes                     (5)          (11)           (5)           -            -
                                                     ----------   -----------    ----------   ----------   ----------
Net income                                           $      75    $      117     $     417    $      70    $     290
                                                     ==========   ===========    ==========   ==========   ==========
BALANCE SHEET INFORMATION
Current assets                                       $   2,085    $    2,071     $   2,233    $   2,173    $   2,060
Current liabilities                                      1,484         1,520         1,530        1,711        1,398
                                                     ----------   -----------    ----------   ----------   ----------
Working capital                                      $     601    $      551     $     703    $     462    $     662
                                                     ==========   ===========    ==========   ==========   ==========

Total assets                                         $   7,006    $    6,722     $   7,128    $   6,824    $   6,475

Short-term debt                                      $       -    $       10     $       -    $     245    $     182
Long-term debt (including current portion)               1,614         1,797         1,871        1,981        1,664
Stockholders' equity                                     2,253         2,173         2,226        1,965        2,200
                                                     ----------   -----------    ----------   ----------   ----------
Capital employed                                     $   3,867    $    3,980     $   4,097    $   4,191    $   4,046
                                                     ==========   ===========    ==========   ==========   ==========
CASH FLOW INFORMATION
Cash flows from operations                           $     242    $      163     $     814    $     457    $     373
Additions to property, plant and equipment                 110           174           186          214          232
Cash dividends                                              75            76            76           78           81
COMMON STOCK INFORMATION
Diluted earnings per share
      Income from continuing operations              $    1.37    $     1.64     $    5.54    $    3.83    $    3.80
      Net income                                          1.10          1.67          5.93          .98         3.89
Cash dividends per share                                  1.10          1.10          1.10         1.10         1.10



Ashland Inc. and Consolidated Subsidiaries
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                   Balance at    Provisions                                  Balance
                                                    beginning    charged to      Reserves        Other        at end
(In millions)                                         of year      earnings      utilized      changes       of year
---------------------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30, 2003
Reserves deducted from asset accounts
      Accounts receivable                           $     34     $       18    $      (18)   $       1     $      35
      Inventories                                         12              2            (5)           -             9
---------------------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30, 2002
Reserves deducted from asset accounts
      Accounts receivable                           $     33     $       23    $      (23)   $       1     $      34
      Inventories                                         12              5            (5)           -            12
---------------------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30, 2001
Reserves deducted from asset accounts
      Accounts receivable                           $     25     $       33    $      (25)   $       -     $      33
      Inventories                                         10              4            (2)           -            12
---------------------------------------------------------------------------------------------------------------------

                               Exhibit Index



Exhibit
No.                                Description
-------  ------------------------------------------------------------------

10.7 Form of Indemnification Agreement between Ashland Inc. and members of its Board of Directors.

12       Computation of Ratio of Earnings to Fixed Charges.

21       List of subsidiaries.

23.1     Consent of independent auditors.

24       Power  of  Attorney,   including   resolutions  of  the  Board  of
         Directors.

31.1 Certificate of James J. O'Brien, Chief Executive Officer of Ashland, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of J. Marvin Quin, Chief Financial Officer of Ashland, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certificate of James J. O'Brien, Chief Executive Officer of Ashland, and J. Marvin Quin, Chief Financial Officer of Ashland, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.