Form 10-Q
period 2003-12-31
ASHLAND INC
filed 2004-02-12
CIK 7694

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934




                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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



                        Telephone Number: (859) 815-3333



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). X

     At January 31, 2004, there were 69,504,506 shares of Registrant's Common Stock outstanding. One Right to purchase one-thousandth of a share of Series A Participating Cumulative Preferred Stock accompanies each outstanding share of Registrant's Common Stock.


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

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Three months ended
                                                                                                             December 31
                                                                                                      ------------------------
(In millions except per share data)                                                                         2003         2002
------------------------------------------------------------------------------------------------------------------------------------
REVENUES
      Sales and operating revenues                                                                    $    1,923    $   1,738
      Equity income                                                                                           38           35
      Other income                                                                                            13           18
                                                                                                      -----------   ----------
                                                                                                           1,974        1,791
COSTS AND EXPENSES
      Cost of sales and operating expenses                                                                 1,518        1,373
      Selling, general and administrative expenses                                                           316          334
      Depreciation, depletion and amortization                                                                48           52
                                                                                                      -----------   ----------
                                                                                                           1,882        1,759
                                                                                                      -----------   ----------
OPERATING INCOME                                                                                              92           32
      Net interest and other financial costs                                                                 (30)         (32)
                                                                                                      -----------   ----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                                         62            -
      Income taxes                                                                                           (23)          (1)
                                                                                                      -----------   ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                                                      39           (1)
      Results from discontinued operations (net of income taxes) - Note B                                     (5)         (91)
                                                                                                      -----------   ----------
NET INCOME (LOSS)                                                                                     $       34    $     (92)
                                                                                                      ===========   ==========

BASIC EARNINGS (LOSS) PER SHARE - Note A
      Income (loss) from continuing operations                                                        $      .56    $    (.02)
      Results from discontinued operations                                                                  (.07)       (1.33)
                                                                                                      -----------   ----------
      Net income (loss)                                                                               $      .49    $   (1.35)
                                                                                                      ===========   ==========

DILUTED EARNINGS (LOSS) PER SHARE - Note A
      Income (loss) from continuing operations                                                        $      .56    $    (.02)
      Results from discontinued operations                                                                  (.07)       (1.33)
                                                                                                      -----------   ----------
      Net income (loss)                                                                               $      .49    $   (1.35)
                                                                                                      ===========   ==========

DIVIDENDS PAID PER COMMON SHARE                                                                       $     .275    $    .275


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                  December 31       September 30       December 31
(In millions)                                                                            2003               2003              2002
------------------------------------------------------------------------------------------------------------------------------------


                                         ASSETS
                                         ------
CURRENT ASSETS
      Cash and cash equivalents                                                 $         201       $        223       $       119
      Accounts receivable                                                               1,083              1,170               975
      Allowance for doubtful accounts                                                     (38)               (35)              (36)
      Inventories - Note A                                                                483                441               474
      Deferred income taxes                                                               110                142                83
      Assets of discontinued operations held for sale                                       -                  -               201
      Other current assets                                                                103                144                89
                                                                                ---------------     --------------     -------------
                                                                                        1,942              2,085             1,905
INVESTMENTS AND OTHER ASSETS
      Investment in Marathon Ashland Petroleum LLC (MAP)                                2,335              2,448             2,300
      Goodwill                                                                            527                523               511
      Asbestos insurance receivable (noncurrent portion)                                  403                399               402
      Other noncurrent assets                                                             355                340               328
                                                                                ---------------     --------------     -------------
                                                                                        3,620              3,710             3,541
PROPERTY, PLANT AND EQUIPMENT
      Cost                                                                              2,999              2,959             2,917
      Accumulated depreciation, depletion and amortization                             (1,780)            (1,748)           (1,653)
                                                                                ---------------     --------------     -------------
                                                                                        1,219              1,211             1,264
                                                                                ---------------     --------------     -------------

                                                                                $       6,781       $      7,006       $     6,710
                                                                                ===============     ==============     =============


                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
CURRENT LIABILITIES
      Debt due within one year                                                  $         145       $        102       $       228
      Trade and other payables                                                          1,123              1,371             1,022
      Liabilities of discontinued operations held for sale                                  -                  -                34
      Income taxes                                                                         56                 11                22
                                                                                ---------------     --------------     -------------
                                                                                        1,324              1,484             1,306
NONCURRENT LIABILITIES
      Long-term debt (less current portion)                                             1,429              1,512             1,598
      Employee benefit obligations                                                        399                385               518
      Deferred income taxes                                                               221                291               150
      Reserves of captive insurance companies                                             173                168               174
      Asbestos litigation reserve (noncurrent portion)                                    562                560               525
      Other long-term liabilities and deferred credits                                    355                353               364
      Commitments and contingencies - Notes D and F
                                                                                ---------------     --------------     -------------
                                                                                        3,139              3,269             3,329

COMMON STOCKHOLDERS' EQUITY                                                             2,318              2,253             2,075
                                                                                ---------------     --------------     -------------

                                                                                $       6,781       $      7,006       $     6,710
                                                                                ===============     ==============     =============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Accumulated
                                                                                                                other
                                                        Common           Paid-in          Retained      comprehensive
(In millions)                                            stock           capital          earnings               loss         Total
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT OCTOBER 1, 2002                       $          68     $         338     $       1,961      $        (194)     $  2,173
      Total comprehensive income (loss) (1)                                                    (92)                 8           (84)
      Cash dividends                                                                           (19)                             (19)
      Issued common stock under
        stock incentive plans                                                  5                                                  5
                                                 --------------    --------------    --------------     --------------     ---------
BALANCE AT DECEMBER 31, 2002                     $          68     $         343     $       1,850      $        (186)     $  2,075
                                                 ==============    ==============    ==============     ==============     =========


BALANCE AT OCTOBER 1, 2003                       $          68     $         350     $       1,961      $        (126)     $  2,253
      Total comprehensive income (1)                                                            34                 30            64
      Cash dividends                                                                           (19)                             (19)
      Issued common stock under
        stock incentive plans                                1                19                                                 20
                                                 --------------    --------------    --------------     --------------     ---------
BALANCE AT DECEMBER 31, 2003                     $          69     $         369     $       1,976      $         (96)     $  2,318
                                                 ==============    ==============    ==============     ==============     =========

------------------------------------------------------------------------------------------------------------------------------------
(1)   Reconciliations of net income (loss) to total comprehensive income
      (loss) follow.

                                                                                                             Three months ended
                                                                                                                 December 31
                                                                                                        ----------------------------
      (In millions)                                                                                         2003               2002
      ------------------------------------------------------------------------------------------------------------------------------

      Net income (loss)                                                                                 $     34           $    (92)
      Unrealized translation adjustments                                                                      29                  7
          Related tax benefits                                                                                 1                  1
                                                                                                        ---------          ---------
      Total comprehensive income (loss)                                                                 $     64           $    (84)
                                                                                                        =========          =========

      ------------------------------------------------------------------------------------------------------------------------------
      At December 31, 2003, the accumulated other comprehensive loss of $96 million (after tax) was comprised of net unrealized translation gains of $20 million and a minimum pension liability of $116 million.



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Three months ended
                                                                                                             December 31
                                                                                                      ------------------------
(In millions)                                                                                               2003         2002
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS
      Income (loss) from continuing operations                                                        $       39    $      (1)
      Expense (income) not affecting cash
          Depreciation, depletion and amortization                                                            48           52
          Deferred income taxes                                                                               21           14
          Equity income from affiliates                                                                      (38)         (35)
          Distributions from equity affiliates                                                               148           82
      Change in operating assets and liabilities (1)                                                        (150)         (57)
                                                                                                      -----------   ----------
                                                                                                              68           55
CASH FLOWS FROM FINANCING
      Proceeds from issuance of common stock                                                                  17            1
      Repayment of long-term debt                                                                            (38)         (45)
      Increase in short-term debt                                                                              -           64
      Dividends paid                                                                                         (19)         (19)
                                                                                                      -----------   ----------
                                                                                                             (40)           1
CASH FLOWS FROM INVESTMENT
      Additions to property, plant and equipment                                                             (53)         (23)
      Purchase of operations - net of cash acquired                                                            -           (5)
      Proceeds from sale of operations                                                                         -            5
      Other - net                                                                                              9            -
                                                                                                      -----------   ----------
                                                                                                             (44)         (23)
                                                                                                      -----------   ----------
CASH PROVIDED (USED) BY CONTINUING OPERATIONS                                                                (16)          33
      Cash used by discontinued operations                                                                    (6)          (4)
                                                                                                      -----------   ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                             (22)          29

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                              223           90
                                                                                                      -----------   ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                             $      201    $     119
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

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL REPORTING

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Although such statements are subject to any year-end audit adjustments which may be necessary, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 2003. Results of operations for the period ended December 31, 2003, are not necessarily indicative of results to be expected for the year ending September 30, 2004.

INVENTORIES

--------------------------------------------------------------------------------------------------------------------
                                                                    December 31      September 30       December 31
(In millions)                                                              2003              2003              2002
--------------------------------------------------------------------------------------------------------------------
Chemicals and plastics                                              $       372      $        333       $       351
Construction materials                                                       61                67                70
Petroleum products                                                           71                66                63
Other products                                                               53                48                48
Supplies                                                                      4                 5                 5
Excess of replacement costs over LIFO carrying values                       (78)              (78)              (63)
                                                                    ------------     -------------      ------------
                                                                    $       483      $         441     $         474
                                                                    ============     =============     =============

 EARNINGS PER SHARE

 The following table sets forth the computation of basic and diluted earnings (loss) per share (EPS) from continuing operations.

------------------------------------------------------------------------------------------------------------------------
                                                                                                   Three months ended
                                                                                                      December 31
                                                                                                 -----------------------
(In millions except per share data)                                                                   2003         2002
------------------------------------------------------------------------------------------------------------------------
NUMERATOR
Numerator for basic and diluted EPS - Income (loss)
   from continuing operations                                                                    $      39    $      (1)
                                                                                                 ==========   ==========
DENOMINATOR
Denominator for basic EPS - Weighted average
      common shares outstanding                                                                         69           68
Common shares issuable upon exercise of stock options                                                    -            -
                                                                                                 ----------   ----------
Denominator for diluted EPS - Adjusted weighted
      average shares and assumed conversions                                                            69           68
                                                                                                 ==========   ==========

BASIC EPS                                                                                        $     .56    $    (.02)
DILUTED EPS                                                                                      $     .56    $    (.02)


--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE B - DISCONTINUED OPERATIONS

Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos. Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation, a former subsidiary. During the quarter ended December 31, 2002, Ashland increased its reserve for asbestos claims by $390 million to cover litigation defense and claim settlement costs expected to be paid through December 2012. Because insurance provides reimbursements for most of these costs and coverage-in-place agreements exist with the insurance companies that provide substantially all of the coverage currently being accessed, the increase in the asbestos reserve was offset in part by probable insurance recoveries valued at $235 million. The resulting $155 million pretax charge to income, net of deferred income tax benefits of $60 million, was reflected as an after-tax loss from discontinued operations of $95 million in the Statement of Consolidated Income for the three months ended December 31, 2002. Additional reserves have been provided since then to maintain the reserve to cover the expected costs on a rolling ten-year basis. See Note F for further discussion of Ashland's asbestos-related litigation.

On August 29, 2003, Ashland sold the net assets of its Electronic Chemicals business and certain related subsidiaries in a transaction valued at approximately $300 million before tax. Electronic Chemicals was a part of Ashland Specialty Chemical, providing ultra pure chemicals and other products and services to the worldwide semiconductor industry, with revenues of $215 million in 2003, $217 million in 2002 and $212 million in 2001. The sale reflects Ashland's strategy to optimize its business mix and focus greater attention on the remaining chemical and transportation construction operations where it can achieve strategic advantage. Ashland's after-tax proceeds were used primarily to reduce debt. All assets and liabilities of Electronic Chemicals are classified as current in the December 31, 2002 balance sheet. Assets of $201 million were composed of current assets of $54 million, investments and other assets of $23 million, and property, plant and equipment of $124 million. Liabilities of $34 million were composed of current liabilities of $21 million and noncurrent liabilities of $13 million.

Components of amounts reflected in the income statements related to discontinued operations are presented in the following table.

------------------------------------------------------------------------------------------------------------------------
                                                                                                   Three months ended
                                                                                                      December 31
                                                                                                 -----------------------
(In millions)                                                                                         2003         2002
------------------------------------------------------------------------------------------------------------------------
PRETAX INCOME (LOSS) FROM DISCONTINUED OPERATIONS
      Reserves for asbestos-related litigation                                                   $      (7)   $    (155)
      Electronic Chemicals                                                                               -            5
INCOME TAXES
      Reserves for asbestos-related litigation                                                           2           60
      Electronic Chemicals                                                                               -           (1)
                                                                                                 ----------   ----------
RESULTS FROM DISCONTINUED OPERATIONS (NET OF INCOME TAXES)                                       $      (5)   $     (91)
                                                                                                 ==========   ==========

NOTE C - UNCONSOLIDATED AFFILIATES

Separate financial statements for MAP required by Rule 3-09 of Regulation S-X will be filed as an amendment to Ashland's Annual Report on Form 10-K within 90 days after the end of MAP's fiscal year, which ended December 31, 2003. Unaudited income statement information for MAP is shown below.

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

------------------------------------------------------------------------------------------------------------------------
                                                                                                   Three months ended
                                                                                                      December 31
                                                                                                 -----------------------
(In millions)                                                                                         2003         2002
------------------------------------------------------------------------------------------------------------------------
Sales and operating revenues                                                                     $   9,558    $   7,078
Income from operations                                                                                  99           94
Net income                                                                                              96           92
Ashland's equity income                                                                                 32           31

NOTE D - LEASES AND OTHER COMMITMENTS

LEASES

Under various operating leases, Ashland has guaranteed the residual value of the underlying property that had an unamortized cost totaling $99 million at December 31, 2003. If Ashland had cancelled those leases at that date, its maximum obligations under the residual value guarantees would have amounted to $86 million. Ashland does not expect to incur any significant charge to earnings under these guarantees, $19 million of which relates to real estate. These lease agreements are with unrelated third party lessors and Ashland has no additional contractual or other commitments to any party to the leases.

OTHER COMMITMENTS

Ashland has guaranteed 38% of MAP's payments for certain crude oil purchases, up to a maximum guarantee of $95 million. At December 31, 2003, Ashland's contingent liability under this guarantee amounted to $62 million. Although Ashland has not made and does not expect to make any payments under this guarantee, it has recorded the fair value of the guarantee obligation, which is not significant.

NOTE E - EMPLOYEE BENEFIT PLANS

The  following   table   details  the   components  of  pension  and  other
postretirement benefit costs.

------------------------------------------------------------------------------------------------------------------------
                                                                                                 Other postretirement
                                                                       Pension benefits                benefits
                                                                    ------------------------   -------------------------
(In millions)                                                            2003          2002          2003          2002
------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED DECEMBER 31
Service cost                                                        $      12     $       9    $        4    $        3
Interest cost                                                              17            14             6             6
Expected return on plan assets                                            (15)          (11)            -             -
Other amortization and deferral                                             7             7            (4)           (2)
                                                                    ----------    ----------   -----------   -----------
                                                                    $      21     $      19    $        6    $        7
                                                                    ==========    ==========   ===========   ===========

Presently, Ashland anticipates contributing $120 million to its pension plans during fiscal 2004. As of December 31, 2003, $54 million of contributions have been made.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE E - EMPLOYEE BENEFIT PLANS (CONTINUED)

On January 12, 2004, the Financial Accounting Standards Board issued Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." In accordance with that Staff Position, Ashland has elected to defer the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) until authoritative guidance on the accounting is issued. As a result, the accumulated postretirement benefit obligation or net periodic postretirement benefit costs in the financial statements or accompanying notes do not reflect the effects of the Act, which are not yet reasonably determinable.

NOTE F - LITIGATION, CLAIMS AND CONTINGENCIES

ASBESTOS-RELATED LITIGATION

Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos. Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation (Riley), a former subsidiary. Although Riley was neither a producer nor a manufacturer of asbestos, its industrial boilers contained some asbestos-containing components provided by other companies.

A summary of asbestos claims activity follows. Because claims are frequently filed and settled in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

----------------------------------------------------------------------------------------------------------------------
                                                 Three months ended
                                                    December 31                     Years ended September 30
                                             ---------------------------    ------------------------------------------
(In thousands)                                     2003            2002           2003            2002           2001
----------------------------------------------------------------------------------------------------------------------
Open claims - beginning of period                   198             160            160             167            118
New claims filed                                      7              22             66              45             52
Claims settled                                       (2)             (3)            (7)            (15)            (2)
Claims dismissed                                     (5)             (8)           (21)            (37)            (1)
                                             -----------     -----------    -----------     -----------    -----------
Open claims - end of period                         198             171            198             160            167
                                             ===========     ===========    ===========     ===========    ===========

Since October 1, 2000, Riley has been dismissed as a defendant in 71% of the resolved claims. Amounts spent on litigation defense and claim settlements totaled $13 million for the quarter ended December 31, 2003, compared to $17 million for the quarter ended December 31, 2002, and annual costs of $45 million in 2003, $38 million in 2002 and $15 million in 2001.

During the December 2002 quarter, Ashland increased its reserve for litigation defense and claim settlement costs related to asbestos claims by $390 million. After that increase, Ashland's asbestos reserve covered the costs expected to be paid through December 2012, and additional reserves have been provided since then to maintain the reserve to cover the expected costs on a rolling ten-year basis. Prior to December 31, 2002, the asbestos reserve was based on the estimated costs that would be incurred to settle open claims. The estimates of future asbestos claims and related costs were developed with the assistance of Hamilton, Rabinovitz & Alschuler, Inc.
(HR&A), nationally recognized experts in that field. Reflecting the additional provisions, Ashland's reserve for asbestos claims on an undiscounted basis amounted to $612 million at December 31, 2003, compared to $575 million at December 31, 2002.

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

Ashland has insurance coverage for most of the litigation defense and claim settlement costs incurred in connection with its asbestos claims, and coverage-in-place agreements exist with the insurance companies that provide substantially all of the coverage currently being accessed. As a result, increases in the asbestos reserve have been largely offset by probable insurance recoveries. The amounts not recoverable are generally due from insurers that are insolvent, rather than as a result of uninsured claims or the exhaustion of Ashland's insurance coverage.

Ashland retained the services of Tillinghast-Towers Perrin to assist management in the estimation of probable insurance recoveries. Such recoveries are based on assumptions and estimates surrounding the available insurance coverage; one assumption of which is that all solvent insurance carriers remain solvent. Although coverage limits are resolved in the coverage-in-place agreement with Equitas Limited (Equitas) and other London companies, which collectively provide a significant portion of Ashland's insurance coverage for asbestos claims, there is a disagreement with these companies over the timing of recoveries. The resolution of this disagreement could have a material effect on the value of insurance recoveries from those companies. In estimating the value of future recoveries, Ashland has used the least favorable interpretation of this agreement, which results in a significant discount being applied to value those recoveries. Ashland will continue to apply this methodology until such time as the disagreement is resolved.

At December 31, 2003, Ashland's receivable for recoveries of litigation defense and claim settlement costs from its insurers amounted to $433 million, of which $34 million relates to costs previously paid. Receivables from insurance companies amounted to $427 million at December 31, 2002. About 35% of the estimated receivables from insurance companies at December 31, 2003, are expected to be due from Equitas and other London companies. Of the remainder, over 90% is expected to come from companies or groups that are rated A or higher by A. M. Best.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE F - LITIGATION, CLAIMS AND CONTINGENCIES (CONTINUED)

ENVIRONMENTAL PROCEEDINGS

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At December 31, 2003, such locations included 102 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, approximately 135 current and former operating facilities (including certain operating facilities conveyed to
MAP) and about 1,220 service station properties. Ashland's reserves for environmental remediation amounted to $173 million at December 31, 2003, and $175 million at December 31, 2002. Such amounts reflect Ashland's estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.

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


------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Three months ended
                                                                                                                December 31
                                                                                                          ------------------------
(In millions)                                                                                                  2003          2002
------------------------------------------------------------------------------------------------------------------------------------
REVENUES
    Sales and operating revenues
       APAC                                                                                               $     650     $     558
       Ashland Distribution                                                                                     696           637
       Ashland Specialty Chemical                                                                               311           283
       Valvoline                                                                                                290           281
       Intersegment sales
          Ashland Distribution                                                                                   (5)           (5)
          Ashland Specialty Chemical                                                                            (19)          (16)
                                                                                                          ----------    ----------
                                                                                                              1,923         1,738
    Equity income
       APAC                                                                                                       4             2
       Ashland Specialty Chemical                                                                                 2             2
       Refining and Marketing                                                                                    32            31
                                                                                                          ----------    ----------
                                                                                                                 38            35
    Other income
       APAC                                                                                                       4             3
       Ashland Distribution                                                                                       5            10
       Ashland Specialty Chemical                                                                                 2             3
       Valvoline                                                                                                  1             1
       Refining and Marketing                                                                                    (1)            -
       Corporate                                                                                                  2             1
                                                                                                          ----------    ----------
                                                                                                                 13            18
                                                                                                          ----------    ----------
                                                                                                          $   1,974     $   1,791
                                                                                                          ==========    ==========
OPERATING INCOME
    APAC                                                                                                  $      30     $       -
    Ashland Distribution                                                                                         13             9
    Ashland Specialty Chemical                                                                                   23            13
    Valvoline                                                                                                    20            15
    Refining and Marketing (1)                                                                                   26            24
    Corporate                                                                                                   (20)          (29)
                                                                                                          ----------    ----------
                                                                                                          $      92     $      32
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


------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Three months ended
                                                                                                               December 31
                                                                                                          ------------------------
                                                                                                               2003         2002
------------------------------------------------------------------------------------------------------------------------------------
OPERATING INFORMATION
APAC
    Construction backlog at December 31 (millions) (1)                                                    $   1,659    $   1,697
    Net construction job revenues (millions) (2)                                                          $     366    $     304
    Hot-mix asphalt production (million tons)                                                                   8.4          7.1
    Aggregate production (million tons)                                                                         6.8          7.1
    Ready-mix concrete production (million cubic yards)                                                          .5           .5
Ashland Distribution (3)
    Sales per shipping day (millions)                                                                     $    11.2    $    10.3
    Gross profit as a percent of sales                                                                         14.9%        15.9%
Ashland Specialty Chemical (3)
    Sales per shipping day (millions)                                                                     $     5.0    $     4.6
    Gross profit as a percent of sales                                                                         33.5%        34.9%
Valvoline
    Lubricant sales (million gallons)                                                                          43.7         44.3
    Premium lubricants (percent of U.S. branded volumes)                                                       19.3%        16.9%
Refining and Marketing (4)
    Refinery runs (thousand barrels per day)
       Crude oil refined                                                                                        899          831
       Other charge and blend stocks                                                                            184          163
    Refined product yields (thousand barrels per day)
       Gasoline                                                                                                 612          565
       Distillates                                                                                              296          278
       Asphalt                                                                                                   68           64
       Other                                                                                                    116           90
                                                                                                            --------      -------
       Total                                                                                                  1,092          997
    Refined product sales (thousand barrels per day) (5)                                                      1,355        1,306
    Refining and wholesale marketing margin (per barrel) (6)                                              $    1.71    $    1.93
    Speedway SuperAmerica (SSA)
       Retail outlets at December 31                                                                          1,775        2,006
       Gasoline and distillate sales (million gallons)                                                          806          897
       Gross margin - gasoline and distillates (per gallon)                                               $   .1145    $   .1010
       Merchandise sales (millions) (7)                                                                   $     547    $     583
       Merchandise margin (as a percent of sales)                                                              24.8%        24.1%

------------------------------------------------------------------------------------------------------------------------------------

(1) Includes APAC's proportionate share of the backlog of unconsolidated joint ventures.
(2)      Total construction job revenues, less subcontract costs.
(3) Sales are defined as sales and operating revenues. Gross profit is defined as sales and operating revenues, less cost of sales and operating expenses, and depreciation and amortization relative to manufacturing assets.
(4) Amounts represent 100% of MAP's operations, in which Ashland owns a 38% interest.
(5) Total average daily volume of all refined product sales to MAP's wholesale, branded and retail (SSA) customers.
(6) Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation.
(7) Effective January 1, 2003, SSA adopted EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," which requires rebates from vendors to be recorded as reductions to cost of sales. Rebates from vendors recorded in SSA merchandise sales for periods prior to January 1, 2003 have not been restated and included $46 million in the three months ended December 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Ashland reported net income of $34 million for the quarter ended December 31, 2003, compared to a net loss of $92 million for the quarter ended December 31, 2002. Ashland's income from continuing operations amounted to $39 million for the quarter ended December 31, 2003, compared to a loss of $1 million for the quarter ended December 31, 2002. Results from discontinued operations, consisting primarily of charges for asbestos liabilities, accounted for the difference in net income and income from continuing operations.

Ashland's performance during the December 2003 quarter was very encouraging to management. As the first quarter performance shows, Ashland is growing sales volumes while lowering selling, general and administrative expenses. The overall performance of Ashland's wholly owned businesses demonstrates the strength of the corporate strategy. Ashland Paving And Construction, Inc. (APAC), Ashland Distribution, Ashland Specialty Chemical, and Valvoline continued to lower fixed costs and increase revenues. APAC also benefited from closer-to-normal weather, which enabled construction efficiencies and higher asphalt production. An analysis of operating income by industry segment follows.

APAC

APAC reported operating income of $30 million for the December 2003 quarter, compared to near break-even results for the December 2002 quarter. In many of the states in which APAC operates, rainfall during the December 2002 quarter was among the highest levels on record. In addition to hampering the overall level of construction activity, the weather conditions resulted in significant levels of rework and created significant inefficiencies in completing the construction work performed. Reflecting more normal weather conditions in the December 2003 quarter, net construction job revenues (total construction job revenues, less subcontract costs) increased 20% from the prior year period, while production of hot-mix asphalt increased 18%. Aggregate production declined 4%, due in part to the completion of a major highway job, which consumed a large quantity of aggregate during its construction. Lower equipment costs coupled with the positive impact of other cost-reduction efforts also contributed to APAC's improved performance. Construction backlog, or jobs awarded but not yet completed, was $1.7 billion at December 31, 2003, a level comparable to a year ago.

APAC will continue to focus on improving its operating performance in fiscal 2004. As was recently announced, Garry M. Higdem was named senior vice president of Ashland Inc. and president of APAC effective January 12, 2004. Higdem will utilize his background in construction management, large projects and branch operations to continue APAC's strategic progress to leverage its strong construction capabilities with both small and large projects.

ASHLAND DISTRIBUTION

Ashland Distribution reported operating income of $13 million for the December 2003 quarter, a 44% improvement compared to $9 million for the December 2002 quarter. Successful efforts to lower costs contributed to the improvement. Ashland Distribution also demonstrated its ability to grow faster than its markets, with sales per shipping day up 9% and sales volumes up 6%. The favorable effects of the higher sales were partially offset by a lower gross profit percentage, reflecting lower margins across all business units. Income from litigation settlements and asset sales amounted to $2 million in the December 2003 quarter compared to $6 million in the December 2002 quarter.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

ASHLAND SPECIALTY CHEMICAL

Operating income for Ashland Specialty Chemical was $23 million in the December 2003 quarter, a 77% improvement over the $13 million reported for the December 2002 quarter. Results from the thermoset core businesses (Casting Solutions, Composite Polymers, Specialty Polymers and Adhesives, and Maleic Anhydride) increased 32%, while the water treatment core businesses (Drew Industrial and Drew Marine) increased 29%. These increases were driven by improved sales volumes, due in part to Specialty Chemical's continuing penetration of high value markets, such as foundry sleeves, cultured marble for the construction industry, clear label adhesives and pathogen control in waterborne systems. The favorable effects of higher sales volumes were partially offset by lower gross profit percentages, reflecting higher raw material costs. Most noticeable were the steady increases in styrene prices since May 2003 and butane prices since April 2003. Styrene is a major component of unsaturated polyester resins and butane is the feedstock for maleic anhydride.

VALVOLINE

Valvoline reported a record December quarter with operating income of $20 million, a 33% improvement over the $15 million reported in the December 2002 quarter. Valvoline-branded lubricant sales volumes improved 5% on the strength of a 20% increase in sales volumes for premium products (MaxLife, Durablend and SynPower). Valvoline Instant Oil Change (VIOC) had its best quarter ever. VIOC's operating income rose 49% due in part to a 9% increase in revenues from transmission, cooling, fuel and air quality system services and a 7% increase in premium lubricant oil changes.

REFINING AND MARKETING

Operating income from Refining and Marketing, which consists primarily of equity income from Ashland's 38% ownership interest in MAP, amounted to $26 million for the quarter ended December 31, 2003, compared to $24 million for the December 2002 quarter. Equity income from MAP's refining and wholesale marketing operations declined $4 million, due to a sharp increase in crude oil costs during December, which resulted in lower margins, particularly in MAP's primary Midwest market. The effects of the resulting 22 cents per barrel decline in MAP's refining and wholesale marketing margin were partially offset by the impact of higher refinery throughput. Less planned maintenance during the December 2003 quarter enabled MAP to process about 8 million more barrels of crude oil and other feedstocks. The increased throughput and lower expenses resulted in a $5 million increase in equity income from MAP's transportation operations. Equity income from MAP's retail operations (Speedway SuperAmerica and a 50% interest in the Pilot Travel Centers joint venture) increased $1 million, due to the net effects of higher product and merchandise margins, partially offset by lower volumes reflecting the sale of SSA's southern stores in the June 2003 quarter.

CORPORATE

Corporate expenses amounted to $20 million in the quarter ended December 31, 2003, compared to $29 million in the December 2002 quarter. The decrease reflects an $8 million charge in the December 2002 quarter for severance and other transition costs related to Ashland's program to reduce general and administrative costs.

NET INTEREST AND OTHER FINANCIAL COSTS

Net  interest  and other  financial  costs  declined  to $30 million in the
December 2003 quarter, compared to $32 million in the December 2002 quarter, reflecting a reduction in the average level of debt outstanding.

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

------------------------------------------------------------------------------------------------------------------------
                                                                                                   Three months ended
                                                                                                      December 31
                                                                                                 -----------------------
(In millions)                                                                                         2003         2002
------------------------------------------------------------------------------------------------------------------------
PRETAX INCOME (LOSS) FROM DISCONTINUED OPERATIONS
      Reserves for asbestos-related litigation                                                   $      (7)   $    (155)
      Electronic Chemicals                                                                               -            5
INCOME TAXES
      Reserves for asbestos-related litigation                                                           2           60
      Electronic Chemicals                                                                               -           (1)
                                                                                                 ----------   ----------
RESULTS FROM DISCONTINUED OPERATIONS (NET OF INCOME TAXES)                                       $      (5)   $     (91)
                                                                                                 ==========   ==========

FINANCIAL POSITION

LIQUIDITY

Cash flows from operations, a major source of Ashland's liquidity, amounted to $68 million for the three months ended December 31, 2003, compared to $55 million for the three months ended December 31, 2002. Cash distributions from MAP amounting to $146 million in the 2003 period compared to $82 million in the 2002 period. Partially offsetting this increase were $54 million in contributions to Ashland's pension plans in the December 2003 quarter, compared to no such contributions in the December 2002 quarter. Ashland's cash flows from operations exceeded its capital requirements for net property additions and dividends by $4 million for the three months ended December 31, 2003.

Ashland's financial position has enabled it to obtain capital for its financing needs and to maintain investment grade ratings on its senior debt of Baa2 from Moody's and BBB from Standard & Poor's (S&P). In August 2003, S&P revised its outlook on Ashland to negative from stable, and lowered Ashland's commercial paper rating to A-3 from A-2. This action materially restricts, and could at times eliminate, the availability of the commercial paper market to Ashland. Ashland has two revolving credit agreements providing for up to $350 million in borrowings. Although Ashland borrowed $175 million under these agreements to repay commercial paper shortly after the S&P downgrade, the revolving credit agreements were not used during the quarter ended December 31, 2003. While the revolving credit agreements contain covenants limiting new borrowings based on Ashland's stockholders' equity, these agreements would have permitted an additional $1.8 billion of borrowings at December 31, 2003. Additional permissible borrowings are increased (decreased) by 150% of any increase (decrease) in stockholders' equity.

At December 31, 2003, working capital (excluding debt due within one year) amounted to $763 million, compared to $703 million at September 30, 2003, and $827 million at December 31, 2002. The amount at December 31, 2002 included net assets of $167 million of the discontinued Electronic Chemical operations held for sale. Ashland's working capital is affected by its use of the LIFO method of inventory valuation. That method valued inventories below their replacement costs by $78 million at December 31, 2003 and September 30, 2003, and $63 million at December 31, 2002. Liquid assets (cash, cash equivalents and

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

LIQUIDITY (CONTINUED)

accounts receivable) amounted to 94% of current liabilities at December 31, 2003, compared to 92% at September 30, 2003, and 81% at December 31, 2002.

CAPITAL RESOURCES

For the three months ended December 31, 2003, property additions amounted to $53 million, compared to $23 million for the same period last year. The increase reflects a $33 million buyout of an operating lease for a portion of the buildings on Ashland's Dublin, Ohio campus. Ashland anticipates meeting its remaining 2003 capital requirements for property additions and dividends from internally generated funds.

Ashland's debt level amounted to $1.6 billion at December 31 and September 30, 2003, and $1.8 billion at December 31, 2002. Debt as a percent of capital employed amounted to 40.4% at December 31, 2003, compared to 41.7% at September 30, 2003, and 46.8% at December 31, 2002. At December 31, 2003, Ashland's debt included $33 million of floating-rate obligations, and the interest rates on an additional $183 million of fixed-rate, medium-term notes were effectively converted to floating rates through interest rate swap agreements. In addition, Ashland's costs under its sale of receivables program and various operating leases are based on the floating-rate interest costs on $181 million of third-party debt underlying those transactions. As a result, Ashland was exposed to fluctuations in short-term interest rates on $397 million of debt obligations at December 31, 2003.

ASBESTOS-RELATED LITIGATION AND ENVIRONMENTAL REMEDIATION

For a discussion of Ashland's asbestos-related litigation and environmental remediation matters, see Note F to the Condensed Consolidated Financial Statements.

FORWARD LOOKING STATEMENTS

Management's Discussion and Analysis (MD&A) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, with respect to various information in the Results of Operations, Capital Resources, Asbestos-Related Litigation and Environmental Remediation sections of this MD&A. Estimates as to operating performance, earnings, and scope and effect of asbestos and environmental liabilities are based upon a number of assumptions, including those mentioned in MD&A. Such estimates are also based upon internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, weather, operating efficiencies and economic conditions, such as prices, supply and demand, cost of raw materials, and legal proceedings and claims (including asbestos and environmental matters). Although Ashland believes its expectations are based on reasonable assumptions, it cannot assure the expectations reflected in MD&A will be achieved. This forward-looking information may prove to be inaccurate and actual results may differ significantly from those anticipated if one or more of the underlying assumptions or expectations proves to be inaccurate or is unrealized, or if other unexpected  conditions or events occur.  Other factors and risks  affecting
Ashland  are  contained  in  Risks  and  Uncertainties  in  Note  A to  the
Consolidated Financial Statements in Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 2003. Ashland undertakes no
obligation  to   subsequently   update  or  revise  these   forward-looking
statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland's market risk exposure at December 31, 2003 is generally consistent with the types and amounts of market risk exposures presented in Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

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

                        PART II - OTHER INFORMATION
--------------------------------------------------------------------------------
     ITEM 1.  LEGAL PROCEEDINGS

     ENVIRONMENTAL PROCEEDINGS - (1) Under the federal Comprehensive Environmental Response Compensation and Liability Act (as amended) and similar state laws, Ashland may be subject to joint and several liability for clean-up costs in connection with alleged releases of hazardous substances at sites where it has been identified as a "potentially responsible party" ("PRP"). As of December 31, 2003, Ashland had been named a PRP at 102 waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency ("USEPA") or a state agency, in which Ashland is typically participating as a member of a PRP group. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight, and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance. For additional information regarding environmental matters and reserves, see Note F to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.

     (2) On May 13, 2002, Ashland entered into a plea agreement with the U.S. Attorney's Office for the District of Minnesota and the Environmental Crimes Section of the U.S. Department of Justice regarding a May 16, 1997 sewer fire at the St. Paul Park, Minnesota refinery, which is now owned by MAP. As part of the plea agreement, Ashland entered guilty pleas to two federal misdemeanors, paid a $3.5 million fine related to violations of the Clean Air Act ("CAA"), paid $3.55 million as restitution to the employees injured in the fire, and paid $200,000 as restitution to the responding rescue units. Ashland also agreed to complete certain upgrades to the St. Paul Park refinery's process sewers, junction boxes and drains to meet standards established by Subpart QQQ of the New Source Performance Standards of the CAA (the "Refinery Upgrades").

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

     (3) Pursuant to a 1988 RCRA Administrative Consent Order ("Consent Order"), Ashland is remediating soil and groundwater at a former chemical distribution facility site in Lansing, Michigan. The USEPA has asserted that Ashland has not complied with certain provisions of the Consent Order and, although Ashland disputes this assertion, Ashland and the USEPA have agreed to resolve the dispute. Ashland has agreed to payment of a $650,000 penalty, pending agreement on settlement terms and conditions. Ashland is continuing to work with the USEPA to define Ashland's continuing obligations under the Consent Order. No formal penalty proceeding has been initiated.

     ASBESTOS-RELATED LITIGATION - For additional information regarding liabilities arising from asbestos-related litigation, see Note F to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.

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

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Ashland's Annual Meeting of Shareholders was held on January 29, 2004 at the Metropolitan Club, 50 E. RiverCenter Boulevard, Covington, Kentucky at 10:30 a.m.

(b) Ashland's shareholders at said meeting elected four directors (Ernest H. Drew, Mannie L. Jackson, Theodore M. Solso and Michael
         J. Ward) to serve a three-year term.


                                                             Votes
                                                             -----
                                                  Affirmative      Withheld
                                                  -----------     ---------
         Ernest H. Drew                           60,050,247      1,303,734
         Mannie L. Jackson                        59,924,937      1,429,044
         Theodore M. Solso                        60,065,095      1,288,886
         Michael J. Ward                          58,516,407      2,837,574


Directors who continued in office: Bernadine P. Healy, M.D., James J. O'Brien, W. L. Rouse, Roger W. Hale, Patrick F.Noonan, Jane C. Pfeiffer and George A. Schaefer, Jr.

(c) Ashland's shareholders at said meeting ratified the appointment of E&Y as independent auditors for fiscal year 2004 by a vote of 58,537,728 affirmative, to 2,313,206 negative and 503,047 abstention votes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         --------

12       Computation of Ratio of Earnings to Fixed Charges.

31.1 Certificate of James J. O'Brien, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

31.2 Certificate of J. Marvin Quin, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, U.S.C.
         Section 1350.

32 Certificate of James J. O'Brien, chief Executive Officer of Ashland, and J. Marvin Quin, Chief Financial Officer of Ashland, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K
    -------------------

During the quarter ended December 31, 2003, and between such date and the filing of this quarterly report on Form 10-Q, Ashland furnished the following reports on Form 8-K:

(1) A report on Form 8-K dated October 1, 2003 containing a Regulation FD disclosure.

(2) A report on Form 8-K dated October 21, 2003 reporting Ashland's fourth quarter and fiscal 2003 results.

(3) A report on Form 8-K dated October 23, 2003 containing a Regulation FD disclosure.

(4)      A report on Form 8-K dated November 26, 2003, as amended by a Form
         8-K/A  dated  November  26,  2003,   containing  a  Regulation  FD
         disclosure.

(5) A report on Form 8-K dated December 12, 2003 containing a Regulation FD disclosure.

(6) A report on Form 8-K dated December 19, 2003 containing a Regulation FD disclosure.

(7)      A report on Form 8-K dated January 7, 2004  announcing  that Garry
         M. Higdem was named to succeed David J. D'Antoni as President of Ashland Paving And Construction, Inc.

(8) A report on Form 8-K dated January 26, 2004 containing a Regulation FD disclosure.

(9) A report on Form 8-K dated January 26, 2004 reporting Ashland's first quarter fiscal 2004 results.

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


                                                     Ashland Inc.
                                      ------------------------------------------
                                                     (Registrant)


 Date:  February  12, 2004            /s/ J. Marvin Quin
                                      ------------------------------------------
                                      J. Marvin Quin
                                      Senior Vice President and Chief Financial
                                      Officer (on behalf of the Registrant and
                                      as principal financial officer)

                               EXHIBIT INDEX



Exhibit
  No.                      Description
-------                    -----------

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