Form 10-K/A
period 2003-09-30
ASHLAND INC
filed 2004-03-19
CIK 7694

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

                              EXPLANATORY NOTE
                              ----------------

     This amendment to the Annual Report on Form 10-K/A for the fiscal year ended September 30, 2003 of Ashland Inc. ("Ashland") is being filed to include the audited financial statements of Marathon Ashland Petroleum LLC ("MAP") for the fiscal year ended December 31, 2003 as required by Rule 3-09 of Regulation S-X. Ashland has a 38% equity interest in MAP. In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the text of the amended item is set forth in its entirety in the pages attached hereto.

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

31.1* Certificate of James J. O'Brien, Chief Executive Officer of Ashland, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certificate of J. Marvin Quin, Chief Financial Officer of Ashland, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32* Certificate of James J. O'Brien, Chief Executive Officer of Ashland, and J. Marvin Quin, Chief Financial Officer of Ashland, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


                                           ASHLAND INC.
                                           (Registrant)
                                           By:


                                           /s/ J. Marvin Quin
                                           -----------------------------------
                                           J. Marvin Quin
                                           Senior Vice President and Chief
                                           Financial Officer

                                           Date:  March 19, 2004

                               EXHIBIT INDEX
                               -------------

23.2     Consent of PricewaterhouseCoopers LLP.

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

                 MARATHON ASHLAND PETROLEUM LLC AND SUBSIDIARIES



                    AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003




                                    CONTENTS

                                                                                                                           Page

REPORT OF INDEPENDENT AUDITORS:                                                                                             1


CONSOLIDATED FINANCIAL STATEMENTS:

     CONSOLIDATED STATEMENTS OF INCOME -----------------------------------------------------------------------              2
     CONSOLIDATED BALANCE SHEETS -----------------------------------------------------------------------------              3
     CONSOLIDATED STATEMENTS OF CASH FLOWS -------------------------------------------------------------------              4
     CONSOLIDATED STATEMENTS OF MEMBERS' CAPITAL -------------------------------------------------------------              5


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:

     NOTE A     -  BUSINESS DESCRIPTION AND BASIS OF PRESENTATION --------------------------------------------              6
     NOTE B     -  SUMMARY OF PRINCIPAL ACCOUNTING POLICIES --------------------------------------------------              6
     NOTE C     -  NEW ACCOUNTING STANDARDS ------------------------------------------------------------------              9
     NOTE D     -  RELATED PARTY TRANSACTIONS ----------------------------------------------------------------             11
     NOTE E     -  OTHER ITEMS -------------------------------------------------------------------------------             13
     NOTE F     -  PENSIONS AND OTHER POSTRETIREMENT BENEFITS ------------------------------------------------             14
     NOTE G     -  INCOME TAXES ------------------------------------------------------------------------------             17
     NOTE H     -  INVENTORIES -------------------------------------------------------------------------------             17
     NOTE I     -  INVESTMENTS AND LONG-TERM RECEIVABLES -----------------------------------------------------             17
     NOTE J     -  PROPERTY, PLANT AND EQUIPMENT -------------------------------------------------------------             19
     NOTE K     -  GOODWILL ----------------------------------------------------------------------------------             19
     NOTE L     -  INTANGIBLE ASSETS -------------------------------------------------------------------------             19
     NOTE M     -  SHORT-TERM DEBT ---------------------------------------------------------------------------             19
     NOTE N     -  LONG-TERM DEBT ----------------------------------------------------------------------------             20
     NOTE O     -  SUPPLEMENTAL CASH FLOW INFORMATION --------------------------------------------------------             20
     NOTE P     -  LEASES ------------------------------------------------------------------------------------             20
     NOTE Q     -  DERIVATIVE INSTRUMENTS --------------------------------------------------------------------             21
     NOTE R     -  FAIR VALUE OF FINANCIAL INSTRUMENTS -------------------------------------------------------             21
     NOTE S     -  CONTINGENCIES AND COMMITMENTS -------------------------------------------------------------             22




PRICEWATERHOUSECOOPERS LLP
                                                     PricewaterhouseCoopers LLP
                                                     1201 Louisiana, Suite 2900
                                                     Houston, TX  77002-5678






                         REPORT OF INDEPENDENT AUDITORS



February 25, 2004


To the Board of Managers of
Marathon Ashland Petroleum LLC:




In our opinion, the accompanying consolidated financial statements appearing on pages 2 through 23 present fairly, in all material respects, the financial position of Marathon Ashland Petroleum LLC and its subsidiaries (MAP) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of MAP's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/ s /   PricewaterhouseCoopers LLP

CONSOLIDATED STATEMENTS OF INCOME (Dollars in Millions)


MARATHON ASHLAND PETROLEUM LLC AND SUBSIDIARIES

                                                                                         Year Ended December 31
                                                                          -----------------------------------------------------
                                                                               2003               2002                2001
                                                                          -------------       -------------       -------------
REVENUES AND OTHER INCOME:
       Sales and other operating revenues (including consumer
              excise taxes)                                               $     33,508        $     25,389        $     26,587
       Sales to related parties - Note D                                         1,006               1,010                 658
       Income from equity method investments                                        82                  48                  41
       Net gains on disposal of assets                                              42                  40                  30
       Other income                                                                 34                  26                  32
                                                                          ------------        ------------        ------------

              Total revenues and other income                                   34,672              26,513              27,348
                                                                          -------------       -------------       -------------

COSTS AND EXPENSES:
       Cost of revenues (excludes items shown below)                            27,704              20,020              19,372
       Purchases from related parties - Note D                                     778                 870                 710
       Consumer excise taxes                                                     4,285               4,250               4,404
       Depreciation and amortization                                               372                 365                 348
       Selling, general and administrative expenses                                581                 489                 435
       Other taxes                                                                 137                 138                 141
       Inventory market valuation charges (credits)                                 --                 (77)                 77
                                                                          -------------       -------------       -------------

              Total costs and expenses                                          33,857              26,055              25,487
                                                                          -------------       -------------       -------------

INCOME FROM OPERATIONS:                                                            815                 458               1,861
Net interest and other financing costs (income) - Note E                             9                   5                  (4)
                                                                          -------------       -------------       -------------

INCOME BEFORE INCOME TAXES:                                                        806                 453               1,865
Provision for income taxes - Note G                                                  5                   3                   9
                                                                          -------------       -------------       -------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES
       IN ACCOUNTING PRINCIPLES:                                                   801                 450               1,856
       Cumulative effect of changes in accounting principles - Note C               (2)                 --                 (20)
                                                                          -------------       -------------       -------------


NET INCOME                                                                $        799        $        450        $      1,836
                                                                          =============       =============       =============






            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                    CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS (Dollars in Millions)


MARATHON ASHLAND PETROLEUM LLC AND SUBSIDIARIES

                                                                                                         December 31
                                                                                              ---------------------------------
                                                                                                  2003                2002
                                                                                              -------------       -------------
ASSETS:
       Current assets:
              Cash and cash equivalents                                                       $         80        $         27
              Receivables, less allowance for doubtful accounts of $5
                    and $5 , respectively                                                            1,764               1,196
              Receivables from related parties - Note D                                                 53                  52
              Inventories - Note H                                                                   1,894               1,915
              Other current assets                                                                      42                  40
                                                                                              -------------       -------------
                           Total current assets                                                      3,833               3,230

       Investments and long-term receivables - Note I                                                  544                 543
       Property, plant and equipment - net - Note J                                                  4,442               4,204
       Goodwill - Note K                                                                                21                  21
       Intangibles - Note L                                                                             62                  57
       Other noncurrent assets                                                                          18                  26
                                                                                              -------------       -------------

                           Total assets                                                       $      8,920        $      8,081
                                                                                              =============       =============

LIABILITIES:
       Current liabilities:
              Accounts payable                                                                $      2,734        $      2,116
              Payables to related parties - Note D                                                      66                  81
              Payroll and benefits payable                                                             125                 125
              Accrued taxes                                                                             52                  41
              Long-term debt due within one year                                                         2                   1
                                                                                              -------------       ------------
                           Total current liabilities                                                 2,979               2,364

       Long-term debt - Note N                                                                          44                   6
       Deferred income taxes - Note G                                                                    5                   5
       Employee benefits obligations - Note F                                                          545                 465
       Asset retirement obligations - Note C                                                             1                  --
       Deferred credits and other liabilities                                                           61                  55
                                                                                              -------------       -------------

                           Total liabilities                                                         3,635               2,895
                                                                                              -------------       -------------

       Contingencies and commitments - Note S                                                           --                  --

MEMBERS' CAPITAL
       Members' contributed capital                                                                  4,310               4,285
       Retained earnings                                                                             1,053                 942
       Accumulated other comprehensive loss                                                            (78)                (41)
                                                                                              -------------       -------------
                           Total members' capital                                                    5,285               5,186
                                                                                              -------------       -------------

                           Total liabilities and members' capital                             $      8,920        $      8,081
                                                                                              =============       =============




            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                    CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Millions)


MARATHON ASHLAND PETROLEUM LLC AND SUBSIDIARIES

                                                                                         Year Ended December 31
                                                                          -----------------------------------------------------
                                                                               2003               2002                2001
                                                                          -------------       -------------       -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                                                $        799        $        450        $      1,836
Adjustments to reconcile to net cash provided from
       operating activities:
       Depreciation and amortization                                               372                 365                 348
       Inventory market valuation charges (credits)                                 --                 (77)                 77
       Pensions and other postretirement benefits                                   42                  69                  44
       Cumulative effect of changes in accounting principles                         2                  --                  20
       Deferred income taxes                                                        --                   1                  --
       Net gains on disposal of assets                                             (42)                (40)                (30)
       Equity income from investees                                                (82)                (48)                (41)
       Distributions from investees                                                 80                  39                  31
       Changes in:
              Current receivables                                                 (565)               (105)                300
              Inventories                                                           21                 (45)                (59)
              Accounts payable and other current liabilities                       631                 434                (511)
              Receivables from/payables to related parties                         (16)                 39                 (26)
       All other - net                                                              14                   2                  35
                                                                          -------------       -------------       -------------
              Net cash provided from operating activities                        1,256               1,084               2,024
                                                                          -------------       -------------       -------------

INVESTING ACTIVITIES:
Capital expenditures                                                              (755)               (611)               (576)
Disposal of assets                                                                 181                  89                  51
Loan transactions  - principal loaned                                              (27)                (14)                (31)
                   - principal collected                                            24                  14                  35
Restricted cash  - deposits                                                        (54)                (79)                (62)
                 - withdrawals                                                      93                  48                  54
Investments    -  contributions                                                    (24)               (100)                (16)
               -  loans and advances                                                (4)                 --                  (5)
               -  returns and repayments                                            42                  --                  10
                                                                          -------------       -------------       -------------
              Net cash used in investing activities                               (524)               (653)               (540)
                                                                          -------------       -------------       -------------

FINANCING ACTIVITIES:
Revolving credit facilities  -  borrowings - Notes D & M                         1,940                 701                 294
                             -  repayments - Notes D & M                        (1,940)               (701)               (294)
Debt repayments                                                                     (1)                 --                  (1)
Member contributions                                                                11                  --                  --
Member distributions                                                              (689)               (437)             (1,508)
                                                                          -------------       -------------       -------------
              Net cash used in financing activities                               (679)               (437)             (1,509)
                                                                          -------------       -------------       -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                53                  (6)                (25)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      27                  33                  58
                                                                          -------------       -------------       -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $         80        $         27        $         33
                                                                          =============       =============       =============

See Note O for supplemental cash flow information.

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                    CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF MEMBERS' CAPITAL (Dollars in Millions)


MARATHON ASHLAND PETROLEUM LLC AND SUBSIDIARIES

                                                      Members' Capital                          Comprehensive Income
                                                         Year Ended                                  Year Ended
                                                         December 31                                 December 31
                                            ----------------------------------------   ----------------------------------------
                                                2003          2002          2001           2003          2002          2001
                                            -----------    -----------   -----------   -----------   -----------    -----------
MEMBERS' CONTRIBUTED CAPITAL:
     Balance at beginning of year           $    4,285     $    4,259    $    4,244
     Member contributions                           25             26            15
                                            -----------    -----------   -----------
     Balance at end of year                      4,310          4,285         4,259
                                            -----------    -----------   -----------

RETAINED EARNINGS:
     Balance at beginning of year                  942            912           601
     Net income                                    799            450         1,836    $      799    $      450     $    1,836
     Distributions to members                     (688)          (420)       (1,525)
                                            -----------    -----------   -----------
     Balance at end of year                      1,053            942           912
                                            -----------    -----------   -----------

ACCUMULATED OTHER COMPREHENSIVE
LOSS:
     Minimum pension liability adjustments:
         Balance at beginning of year              (38)            (5)           (4)
         Changes during the year                   (38)           (33)           (1)          (38)          (33)            (1)
                                            -----------    -----------   -----------
         Balance at end of year                    (76)           (38)           (5)
                                            -----------    -----------   -----------

     Deferred gains (losses) on derivative
     instruments:
         Balance at beginning of year               (3)            --            --
         Cumulative effect adjustment               --             --             6            --            --              6
         Reclassification of the cumulative
              effect adjustment into
              income                                --             --            (6)           --            --             (6)
         Changes in fair value                      (1)            (3)           --            (1)           (3)            --
         Reclassification to income                  2             --            --             2            --             --
                                            -----------    -----------   -----------   -----------   -----------    -----------
         Balance at end of year                     (2)            (3)           --
                                            -----------    -----------   -----------

         TOTAL                                     (78)           (41)           (5)   $      762    $      414     $    1,835
                                            -----------    -----------   -----------   ===========   ===========    ===========

TOTAL MEMBERS' CAPITAL                      $    5,285     $    5,186    $    5,166
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


NOTE B - SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

PRINCIPLES APPLIED IN CONSOLIDATION - The consolidated financial statements include the accounts of MAP and the majority-owned subsidiaries which it controls. Investments in undivided interest pipelines are consolidated on a pro rata basis. Investments in entities over which MAP has significant influence are accounted for using the equity method of accounting and are carried at MAP's share of net assets plus advances. Differences in the basis of the investment and the separate net asset value of the investee, if any, are amortized into income in accordance with the remaining useful life of the underlying assets. Investments in companies whose stocks have no readily determinable fair value are carried at cost.

Income from equity method investments represents MAP's proportionate share of income from equity method investments. Other income includes dividend income from other investments. Dividend income is recognized when dividend payments are received.

USE OF ESTIMATES - The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year. Items subject to such estimates and assumptions include the carrying value of property, plant and equipment, goodwill, intangibles, equity method investments; non-exchange traded derivative contracts; valuation allowances for receivables and inventories; environmental remediation liabilities; liabilities for potential tax deficiencies and potential litigation claims and settlements; and assets and obligations related to employee benefits. Actual results could differ from the estimates and assumptions used.

REVENUE RECOGNITION - Revenues are recognized generally when products are shipped or services are provided to customers and the sales price is fixed or determinable and collectibility is reasonably assured. Costs associated with revenues are recorded in cost of revenues.

Rebates from vendors are recognized as a reduction to cost of revenues when the initiating transaction occurs. Incentives that are derived from contractual provisions are accrued based on past experience and recognized within cost of revenues.

Matching buy/sell transactions settled in cash are recorded in both revenues and cost of revenues as separate sales and purchase transactions. During the years ended December 31, 2003, 2002 and 2001, matching buy/sell transactions were $7,030 million, $4,335 million and $3,817 million, respectively.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand and on deposit and investments in highly liquid debt instruments with maturities generally of three months or less. See Note D for information regarding investments with related parties.

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

DERIVATIVE INSTRUMENTS - MAP uses commodity-based derivatives and financial instrument related derivatives to manage its exposure to commodity price risk. As market conditions change, MAP may use selective derivative instruments that assume market risk in exchange for an upfront premium. Management has authorized the use of futures, forwards, swaps and combinations of options, including written or net written options, related to the purchase or sale of crude oil, natural gas and refined products. Changes in the fair value of all derivatives are recognized immediately in income, within revenues, other income or costs of revenues.

For derivative instruments that are classified as trading, changes in the fair value are recognized immediately within revenues as a part of other income. Any premium received is amortized into income based on the underlying settlement terms of the derivative position. All related effects of a trading strategy, including physical settlement of the derivative position, are reflected within other income.

PROPERTY,   PLANT  AND  EQUIPMENT  -  Property,  plant  and  equipment  are depreciated principally by the straight-line method over their estimated useful lives, which range from 3 to 42 years.

When property, plant and equipment depreciated on an individual basis are sold or otherwise disposed of, any gains or losses are reflected in income. Gains on disposal of property, plant and equipment are recognized when earned, which is generally at the time of closing. Included in net gains on disposal of assets are gains on the sale of SSA stores of $30 million, $37 million and $23 million for 2003, 2002 and 2001, respectively. If a loss on disposal is expected, such losses are recognized when the assets are reclassified as held for sale. Proceeds from disposal of property, plant and equipment depreciated on a group basis are credited to accumulated depreciation and amortization with no immediate effect on income.

GOODWILL - Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired by MAP. Annually, MAP assesses the carrying amount of goodwill by testing for impairment. The impairment test requires allocating goodwill and other assets and liabilities to reporting units. The fair value of each reporting unit is determined and compared to the book value of the reporting unit. If the fair value of the reporting unit is less than the book value, including goodwill, then the recorded goodwill is impaired down to its implied fair value with a charge to expense.

INTANGIBLE ASSETS - Intangible assets consist of deferred marketing costs, intangible contract rights and unrecognized pension plan prior service costs. The marketing costs relate to refurbishment of various branded jobber locations. These marketing costs are amortized over 5-10 years depending on the term of the associated marketing agreement.

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

ENVIRONMENTAL REMEDIATION LIABILITIES - Environmental remediation expenditures are capitalized if the costs mitigate or prevent future contamination or if the costs improve environmental safety or efficiency of the existing assets. MAP provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs can be reasonably estimated. The timing of remediation accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. Remediation liabilities are accrued based on estimates of known environmental exposure and are discounted when the estimated amounts are reasonably fixed and determinable. If recoveries of remediation costs from third parties are probable, a receivable is recorded.

ASSET RETIREMENT OBLIGATIONS - The fair value of asset retirement obligations are recognized in the period in which they are incurred if a reasonable estimate of fair value can be made. For MAP, asset retirement obligations primarily relate to certain underground storage tanks at leased locations. Depreciation of capitalized asset retirement cost and accretion of asset retirement obligations are recorded over time. The depreciation will generally be determined on a straight-line basis, while the accretion to be recognized will escalate over the life of the assets. Asset retirement obligations have not been recognized for certain refinery, crude oil and product pipeline and marketing assets because the fair value cannot be estimated due to the uncertainty of the settlement date of the obligation.

PENSIONS AND OTHER POSTRETIREMENT BENEFITS - MAP has a noncontributory defined benefit pension plan with two benefit payment formulas covering substantially all employees and related excess benefit plans. Benefits under its final pay formula are based primarily upon age, years of participation in the plan and the highest consecutive three years' earnings during the last ten years before retirement. Benefits under its pension equity formula are based primarily upon age, years of participation in the plan and the final three years of earnings at retirement. MAP also participates in a multi-employer plan that provides coverage for less than 5 percent of its employees. The benefits provided include both pension and health care.

MAP also has defined benefit retiree health care and life insurance plans covering most employees upon their retirement. Health care benefits are provided through comprehensive hospital, surgical and major medical benefit provisions or through health maintenance organizations, both subject to various cost sharing features. Life insurance benefits are provided to certain nonunion and union represented retiree beneficiaries. Other postretirement benefits have not been prefunded. MAP uses a December 31 measurement date for its plans.

STOCK-BASED COMPENSATION - Effective January 1, 2003, MAP applied the fair value based method of accounting to future grants and any modified grants for MOC stock-based compensation granted to MAP employees. All prior outstanding and unvested awards continue to be accounted for under the intrinsic value method. The following table illustrates the effect on net income if the fair value method had been applied to all outstanding and unvested awards in each period.

                                                                                         Year Ended December 31
                                                                                                (Millions)
                                                                          -----------------------------------------------------
                                                                               2003               2002                2001
                                                                          -------------       -------------       -------------
Net income
       As reported                                                        $        799        $        450        $      1,836
       Add:     MOC stock-based employee compensation expense
                included in reported net income                                      2                   3                   1
       Deduct:  MOC stock-based employee compensation expense
                determined under fair value method for all awards                   (2)                 (6)                 (4)
                                                                          -------------       -------------       -------------

Pro forma net income                                                      $        799        $        447        $       1,833
                                                                          =============       =============       =============

The above pro forma amounts were based on a Black-Scholes option-pricing model, which included the following information and assumptions:

                                                                                         Year Ended December 31
                                                                          -----------------------------------------------------
                                                                               2003               2002                2001
                                                                          -------------       -------------       -------------
Weighted-average grant-date exercise price per share                      $      25.58        $      28.12        $      32.52
Expected annual dividends per share                                       $        .97        $        .92        $        .92
Expected life in years                                                               5                   5                   5
Expected volatility                                                               34.0%               35.0%               34.0%
Risk-free interest rate                                                            3.0%                4.5%                4.9%
Weighted-average grant date fair value of options granted
       during the year, as calculated from above                          $       5.37        $       7.79        $       9.45


MAP applies the principles of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as interpreted by Emerging Issues Task Force Issue 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, to the stock-based compensation granted to MAP employees by Ashland.

The amounts of stock-based compensation recorded in selling, general and administrative expenses totaled $6 million, $3 million and $3 million during the years ended December 31, 2003, 2002 and 2001, respectively.

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

CONCENTRATION OF CREDIT RISK - MAP is exposed to credit risk in the event of nonpayment by counterparties, a significant portion of which are concentrated in energy related industries. The creditworthiness of customers and other counterparties is subject to continuing review, including the use of master netting agreements, where appropriate. No single customer accounts for more than 10 percent of annual gross revenues.

RECLASSIFICATIONS - Certain reclassifications of prior years' data have been made to conform to 2003 classifications.


NOTE C - NEW ACCOUNTING STANDARDS

Effective January 1, 2003, MAP adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No.
143). This statement requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 requires depreciation of the capitalized asset retirement cost and accretion of the asset retirement obligation over time. The depreciation will be calculated on a straight line basis from the date a reasonable estimate can be made until the estimated retirement date, while the accretion to be recognized will escalate over the life of the assets.

While assets such as refineries, crude oil and product pipelines and marketing assets have retirement obligations covered by SFAS No. 143, certain of those obligations are not recognized since the fair value cannot be estimated due to the uncertainty of the settlement date of the obligation. MAP has recognized asset retirement obligations for certain underground storage tanks at leased locations. The transition adjustment related to adopting SFAS No. 143 on January 1, 2003, was recognized as a cumulative effect of a change in accounting principle. The cumulative effect on net income of adopting SFAS No. 143 was a net unfavorable pretax effect of $2 million. At the time of adoption, total assets increased by less than $1 million and total liabilities increased $2 million. The amounts recognized upon adoption are based upon estimates and assumptions, including future retirement costs, future inflation rates and the credit-adjusted risk-free interest rate. Changes in asset retirement obligations during the year were:

                                                                                                         (Millions)
                                                                                                                    Pro Forma
                                                                                                  2003              2002 (a)
                                                                                              -------------       -------------
Asset retirement obligations as of January 1                                                  $          2        $          2
       Liabilities incurred during 2003                                                                 --                  --
       Liabilities settled during 2003 (b)                                                              (1)                 --
       Accretion expense (included in depreciation and amortization)                                    --                  --
                                                                                              -------------       -------------
Asset retirement obligations as of December 31                                                $          1        $          2
                                                                                              =============       =============

(a) Pro forma data as if SFAS No. 143 had been adopted on January 1, 2002. If adopted, income before cumulative effect of changes in accounting principles for 2002 would have been decreased by less than $1 million.

(b)      Related to assets sold in 2003.


Effective January 1, 2003, MAP adopted Statement of Financial Accounting Standards No. 146, Accounting for Exit or Disposal Activities (SFAS No.
146). SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. There were no adjustments necessary upon the initial adoption of SFAS No. 146.

Effective January 1, 2003, MAP adopted the fair value recognition provisions of SFAS No. 123 for the stock-based compensation granted to MAP employees by MOC. Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS No. 148), an amendment of SFAS No. 123, provides alternative methods for the transition of the accounting for stock-based compensation from the intrinsic value method to the fair value method. MAP has applied the fair value method to grants made, modified or settled on or after January 1, 2003. The impact on MAP's 2003 net income was not materially different than under previous accounting standards.

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149), on April 30, 2003. SFAS No. 149 is effective for derivative contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an effect on MAP's financial position, cash flows or results of operations.

The FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS No. 150), on May 30, 2003. The adoption of SFAS No. 150, effective July 1, 2003, did not have an effect on MAP's financial position or results of operations.

Effective January 1, 2003, FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), requires the fair-value measurement and recognition of a liability for the issuance or modification of certain guarantees. There were no cumulative effect adjustments necessary upon the initial adoption of FIN 45. Enhanced disclosure requirements apply to both new and existing guarantees subject to FIN 45. See Note S for outstanding guarantees.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46R), identifies certain off-balance sheet arrangements that meet the definition of a variable interest entity (VIE). The primary beneficiary of a VIE is the party that is exposed to the majority of the risks and/or returns of the VIE. The primary beneficiary is required to consolidate the VIE. In addition, more extensive disclosure requirements apply to the primary beneficiary, as well as other significant investors. FIN 46R was effective immediately for VIE's created after January 31, 2003. For special-purposes entities (SPEs) created prior to February 1, 2003, FIN 46R is effective at the first interim or annual reporting period ending after December 15, 2003, or December 31, 2003 for MAP. For non-SPE's created prior to February 1, 2003, FIN 46R is effective for MAP as of March 31, 2004. The adoption of this interpretation did not and is not expected to have any effect on MAP's financial statements.

The FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits (SFAS No. 132), effective for interim periods beginning after December 15, 2003. This statement retains the disclosure requirements contained in Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces, but requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Certain required disclosures of information relating to foreign plans and estimated future benefit payments of all defined benefit plans have a delayed effective date for fiscal years ending after June 15, 2004. MAP has elected earlier application of the entire disclosure provisions of SFAS No. 132.

On January 12, 2004, the FASB released FASB Staff Position No. FAS 106-1 (FSP 106-1), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). Due to uncertainties as to the effect of the provisions of the Act and certain accounting issues raised by the Act that are not addressed by Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, FSP 106-1 allows plan sponsors to elect a one-time deferral of the accounting for the Act. MAP has elected to apply the one-time deferral until further guidance is provided by the FASB or the remeasurement of plan assets and obligations occurs subsequent to January 31, 2004. Accordingly, any measures of accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements and accompanying notes does not reflect the effects of the Act on MAP's plans.

Effective January 1, 2003, MAP adopted Emerging Issues Task Force (EITF) Abstract No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (EITF 02-16), which requires rebates from vendors to be recorded as reductions to cost of revenues. Restatement of prior year results is permitted but not required. Rebates from vendors of $159 million for 2003 are recorded as a reduction to cost of revenues. Rebates from vendors of $169 million and $149 million for 2002 and 2001, respectively, are recorded in sales and other operating revenues. There was no effect on net income related to the adoption of EITF 02-16.

At the May 2003 EITF meeting, a consensus was reached on EITF Abstract No. 01-8, Determining Whether an Arrangement Is a Lease, (EITF 01-8). This guidance, under certain conditions, modifies the accounting for agreements that historically have not been considered leases. EITF 01-8 is effective for all arrangements that are agreed upon, committed to, or modified after July 1, 2003. The adoption of EITF 01-8 did not have a material effect on MAP's financial position or results of operations.

Effective January 1, 2001, MAP adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended by SFAS Nos. 137 and 138. This statement requires recognition of all derivatives as either assets or liabilities at fair value. The transition adjustment related to adopting SFAS No. 133 on January 1, 2001, was recognized as a cumulative effect of change in accounting principle. The unfavorable cumulative effect on net income was $20 million. The favorable cumulative effect included within Other Comprehensive Income (OCI) was $6 million. A portion of the cumulative effect adjustment relating to the adoption of SFAS No. 133 was recognized in OCI which relates only to deferred gains or losses for hedge transactions as of December 31, 2000. A reconciliation of the changes in OCI relating to derivative instruments is included in the Statement of Members' Capital.


NOTE D - RELATED PARTY TRANSACTIONS

Related parties include:
o        Ashland and its affiliates.
o        MOC and its affiliates.
o        Equity method investees.

Management believes that transactions with related parties were conducted under terms comparable to those with unrelated parties.

                                                                                               Year Ended December 31
                                                                                      ------------------------------------------
                                                                                                      (Millions)
                                                                                          2003           2002           2001
                                                                                      -----------    -----------     -----------
REVENUES FROM RELATED PARTIES WERE:
       Ashland and its affiliates                                                     $      258     $      218      $      237
       MOC and its affiliates                                                                 97            147             211
       Equity investees:
              Pilot Travel Centers LLC (PTC)                                                 635            645             210
              Centennial Pipeline LLC (Centennial)                                            16             --              --
                                                                                      -----------    -----------     -----------
                    Total                                                             $    1,006     $    1,010      $      658
                                                                                      ===========    ===========     ===========

Related party sales to Ashland and its affiliates, PTC and Centennial consist primarily of refined petroleum products. Related party sales to MOC and its affiliates consist primarily of liquid hydrocarbons.

                                                                                               Year Ended December 31
                                                                                      ------------------------------------------
                                                                                                     (Millions)
                                                                                          2003           2002            2001
                                                                                      -----------    -----------     -----------
PURCHASES FROM RELATED PARTIES WERE:
       Ashland and its affiliates                                                     $       24     $       33      $       29
       MOC and its affiliates                                                                659            770             627
       Equity investees:
              PTC                                                                             --             15              --
              Centennial                                                                      27             --              --
              LOOP LLC (LOOP)                                                                 46             32              32
              Other                                                                           22             20              22
                                                                                      -----------    -----------     -----------
                    Total                                                             $      778     $      870      $      710
                                                                                      ===========    ===========     ===========

Related party purchases from Ashland and its affiliates consist primarily of refined petroleum products and the net amount of administrative services provided between the companies. Related party purchases from MOC and its affiliates consist primarily of crude oil, natural gas and refinery feedstocks and the net amount of administrative services provided between the companies. Related party purchases from PTC consist primarily of refined petroleum products and the net amount of administrative services provided between the companies. Related party purchases from Centennial, LOOP and other equity investees consist primarily of crude oil and refined product transportation.

                                                                                                              December 31
                                                                                                     ---------------------------
                                                                                                              (Millions)
                                                                                                         2003           2002
                                                                                                     -----------     -----------
RECEIVABLES FROM RELATED PARTIES WERE:
       Ashland and its affiliates                                                                    $       22      $       18
       MOC and its affiliates                                                                                 7              16
       Equity investees:
              PTC                                                                                            16              16
              Centennial                                                                                      8               2
                                                                                                     -----------     -----------
                    Total                                                                            $       53      $       52
                                                                                                     ===========     ===========

                                                                                                              December 31
                                                                                                     ---------------------------
                                                                                                              (Millions)
                                                                                                         2003           2002
                                                                                                     -----------     -----------
PAYABLES TO RELATED PARTIES WERE:
       Ashland and its affiliates                                                                    $        1      $        3
       MOC and its affiliates                                                                                51              71
       Equity investees:
              Centennial                                                                                     10               2
              LOOP                                                                                            3               3
              Other                                                                                           1               2
                                                                                                     -----------     -----------
                    Total                                                                            $       66      $       81
                                                                                                     ===========     ===========

As of December 31, 2003, there was no member distribution payable to Ashland. As of December 31, 2002, accounts payable to Ashland included a member distribution payable of less than $1 million.

A revolving credit agreement was entered into as of January 1, 1998, among Ashland and Marathon (collectively the Lenders) and MAP. This agreement provides that the Lenders may loan to MAP up to $500 million at defined short-term market rates. At December 31, 2003 and 2002, there were no borrowings against this facility. During 2003 and 2002, MAP borrowed and repaid $478 million and $701 million, respectively, under this revolving credit facility. The weighted average borrowings outstanding under this revolving credit facility during the years 2003 and 2002 were $3 million and $5 million, respectively. During the years ended December 31, 2003, 2002 and 2001, interest paid to Marathon on these borrowings was less than $1 million. Interest paid to

Ashland for borrowings under this agreement was less than $1 million for the years 2003, 2002 and 2001. MAP is investigating alternatives for the replacement of this facility upon its expiration on March 15, 2004.

MAP had a $350 million uncommitted note facility with Marathon that was entered into on March 31, 2003 and expired on July 31, 2003. During 2003, MAP had borrowings and repayments of $847 million under this facility. During 2003, interest paid to Marathon on the borrowings under this agreement was less the $1 million. The weighted average borrowings outstanding under this note facility during 2003 were $15 million.

Effective August 1, 2003, MAP replaced the above mentioned note facility with a $350 million committed revolving credit facility with MOC that terminates on January 31, 2004. This facility was extended to January 31, 2005. There were no borrowings against this facility during 2003.

On November 16, 1998, MAP entered into agreements with MOC and Ashland, which allow MAP to invest its surplus cash balances on a daily basis at competitive interest rates with MOC and Ashland in proportion up to their ownership interests in MAP. These agreements, as previously extended, expired on March 15, 2003 and have been subsequently amended and extended with an expiration date of March 15, 2004. At December 31, 2003 and 2002, there was no cash invested under these agreements. During the years ended December 31, 2003, 2002 and 2001, interest income earned from these investments was less than $1 million, less than $1 million and $2 million, respectively, from Ashland and less than $1 million, $2 million and $1 million, respectively, from MOC.

In 2003, 2002 and 2001, MAP recorded capital contributions from Marathon of $1 million, $3 million and $2 million, respectively, and from Ashland of $7 million, $20 million and $10 million, respectively, for environmental improvements. In 2003, MAP also recorded an $11 million capital contribution from Marathon related to the acquisition of leased property. The LLC Agreement stipulates that ownership interest in MAP will not be adjusted as a result of such contributions. In 2003, 2002 and 2001, MAP recorded capital contributions of $2 million, $3 million and $1 million, respectively, from Marathon, and in 2003 and 2001, $4 million and $2 million from Ashland related to stock-based compensation expense which is allocated 100 percent to Marathon and Ashland, respectively.


NOTE E - OTHER ITEMS

                                                                                                Year Ended December 31
                                                                                      ------------------------------------------
                                                                                                      (Millions)
                                                                                          2003           2002            2001
                                                                                      -----------    -----------     -----------
NET INTEREST AND OTHER FINANCING COSTS (INCOME):

       INTEREST AND OTHER FINANCIAL INCOME:
              Interest income - third parties                                         $        2     $        3      $       11
              Interest income - related parties                                               --              2               3
                                                                                      -----------    -----------     -----------
                    Total                                                                      2              5              14
                                                                                      -----------    -----------     -----------

       INTEREST AND OTHER FINANCING COSTS:
              Interest incurred                                                                4              2               3
              Other                                                                            7              8               7
                                                                                      -----------    -----------     -----------
                    Total                                                                     11             10              10
                                                                                      -----------    -----------     -----------

              Net interest and other financing costs (income)                         $        9     $        5      $       (4)
                                                                                      ===========    ===========     ===========


NOTE F - PENSIONS AND OTHER POSTRETIREMENT BENEFITS

                                                                     Pension Benefits                         Other Benefits
                                                                  ---------------------                    ---------------------
                                                                                            (Millions)
                                                                     2003        2002                        2003        2002
                                                                  ---------   ---------                    ---------   ---------
CHANGE IN BENEFIT OBLIGATIONS:
Benefit obligations at January 1                                  $    831    $    727                     $    295    $    216
Service cost                                                            64          49                           15          11
Interest cost                                                           59          47                           19          15
Actuarial losses                                                       144          49                           21          56
Benefits paid                                                          (47)        (41)                          (4)         (3)
                                                                  ---------   ---------                    ---------   ---------
Benefit obligations at December 31                                $  1,051    $    831                     $    346    $    295
                                                                  =========   =========                    =========   =========

CHANGE IN PLAN ASSETS:
Fair value of plan assets at January 1                            $    356    $    440
Actual return on plan assets                                            75         (43)
Employer contributions                                                  89          --
Benefits paid from plan assets                                         (47)        (41)
                                                                  ---------   ---------
Fair value of plan assets at December 31                          $    473    $    356
                                                                  =========   =========

FUNDED STATUS OF PLANS AT DECEMBER 31(a)                          $   (578)   $   (475)                    $   (346)   $   (295)
Unrecognized net transition asset                                       (3)         (5)                          --          --
Unrecognized prior service costs (credits)                              21          22                          (33)        (40)
Unrecognized net losses                                                411         323                           98          82
                                                                  ---------   ---------                    ---------   ---------
Accrued benefit cost                                              $   (149)   $   (135)                    $   (281)   $   (253)
                                                                  =========   =========                    =========   =========

AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION:
Accrued benefit liability                                         $   (248)   $   (197)                    $   (281)   $   (253)
Intangible asset                                                        23          24                           --          --
Accumulated other comprehensive loss                                    76          38                           --          --
                                                                  ---------   ---------                    ---------   ---------
Accrued benefit cost                                              $   (149)   $   (135)                    $   (281)   $   (253)
                                                                  =========   =========                    =========   =========

The accumulated benefit obligation for all defined benefit pension plans was $721 million and $553 million at December 31, 2003 and 2002, respectively.

(a) All MAP plans have accumulated benefit obligations in excess of plan assets:

                                                                        December 31
                                                                  ----------------------
                                                                        (Millions)
                                                                      2003        2002
                                                                  ----------  ----------
              Projected benefit obligations                       $ (1,051)  $    (831)
              Accumulated benefit obligations                         (721)       (553)
              Fair value of plan assets                                473         356


The following summarizes net periodic benefit cost for those plans sponsored by
MAP:

                                                                Pension Benefits                        Other Benefits
                                                      ---------------------------------        ---------------------------------
                                                                                      (Millions)
                                                         2003        2002        2001             2003        2002        2001
                                                      ---------   ---------   ---------        ---------   ---------   ---------
COMPONENTS OF NET PERIODIC BENEFIT COST:
     Service cost                                     $     64    $     49    $     40         $     15    $     11    $      9
     Interest cost                                          59          47          42               20          15          14
     Expected return on plan assets                        (40)        (46)        (50)              --          --          --
     Amortization  - net transition gain                    (2)         (2)         (2)              --          --          --
                   - prior service costs (credits)           3           2           2               (7)         (7)         (6)
                   - actuarial loss                         20           3           1                4           2          --
     Multi-employer and other plans                          2           1           2                2           2          --
     Settlement and termination loss                        --          --           3               --          --          --
                                                      ---------   ---------   ---------        ---------   ---------   ---------
     Net periodic benefit cost                        $    106    $     54    $     38         $     34    $     23    $     17
                                                      =========   =========   =========        =========   =========   =========


                                                                Pension Benefits                        Other Benefits
                                                      ---------------------------------        ---------------------------------
                                                                                      (Millions)
                                                         2003        2002        2001            2003        2002        2001
                                                      ---------   ---------   ---------        ---------   ---------   ---------
Increase in minimum liability in
     other comprehensive loss                         $     38    $     33    $      1         $     --    $     --    $     --

PLAN ASSUMPTIONS

                                                                Pension Benefits                        Other Benefits
                                                      ---------------------------------        ---------------------------------
                                                                                      (Millions)
                                                         2003        2002        2001            2003        2002        2001
                                                      ---------   ---------   ---------        ---------   ---------   ---------
WEIGHTED-AVERAGE ASSUMPTIONS USED TO
DETERMINE BENEFIT OBLIGATION AT
DECEMBER 31:
     Discount rate                                        6.25%       6.50%       7.00%            6.25%       6.50%       7.00%
     Rate of compensation increase                        4.50%       4.50%       5.00%            4.50%       4.50%       5.00%

WEIGHTED-AVERAGE ACTUARIAL ASSUMPTIONS
USED TO DETERMINE NET PERIODIC BENEFIT
COST FOR YEARS ENDED DECEMBER 31:
     Discount rate                                        6.50%       7.00%       7.50%            6.50%       7.00%       7.50%
     Expected long-term return on
         plan assets                                      9.00%       9.50%       9.50%              --          --          --
     Rate of compensation increase                        4.50%       5.00%       5.00%            4.50%       5.00%       5.00%


EXPECTED LONG-TERM RETURN ON PLAN ASSETS - Historical markets are studied and long-term historical relationships between equities and fixed income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Certain components of the asset mix are modeled with various assumptions regarding inflation, debt returns and stock yields. Peer data and historical returns are reviewed to check for reasonability and appropriateness.

ASSUMED HEALTH CARE COST TREND RATES AT DECEMBER 31:

                                                                                                         2003            2002
                                                                                                     -----------     -----------
Health care cost trend rate assumed for next year                                                        9.50%         10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)                        5.00%          5.00%
Year that the rate reaches the ultimate trend rate                                                       2012           2012


NOTE F - PENSIONS AND OTHER POSTRETIREMENT BENEFITS - CONTINUED

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                                             1 Percentage        1 Percentage
                                                                                            Point Increase      Point Decrease
                                                                                            --------------      --------------

                                                                                                        (Millions)
Effect on total of service and interest cost components                                     $            7      $          (6)
Effect on other postretirement benefit obligations                                                      59                (48)


PLAN ASSETS

The pension plan weighted-average asset allocations at December 2003 and 2002, by asset category are as follows:

                                                                                                 Plan Assets at December 31
                                                                                             -----------------------------------
                                                                                                  2003                2002
                                                                                             ---------------    ----------------
Asset Category:
       Equity securities                                                                                 77%                 78%
       Debt securities                                                                                   22%                 21%
       Real estate                                                                                        1%                  1%
                                                                                             ---------------    ----------------
              Total                                                                                     100%                100%
                                                                                             ===============    ================


PLAN INVESTMENT POLICIES AND STRATEGIES - The investment policy reflects the funded status of the plan and the future ability of MAP to make further contributions. Historical performance results and future expectations suggest that common stocks will provide higher total investment returns than fixed-income securities over a long-term investment horizon. As a result, equity investments will likely continue to exceed 50% of the value of the fund. Accordingly, bond and other fixed income investments will comprise the remainder of the fund. Short-term investments shall reflect the liquidity requirements for making pension payments. Management of the plan's assets is delegated to the United States Steel and Carnegie Pension Fund. Investments are diversified by industry and type, limited by grade and maturity. The policy prohibits investments in any securities in the steel industry and allows derivatives subject to strict guidelines. Investment performance and risk is measured and monitored on an ongoing basis through quarterly investment meetings and periodic asset and liability studies.

CASH FLOWS

MAP expects to contribute approximately $93 million to its funded pension plan in 2004.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                                                       Pension Benefits                       Other Benefits
                                                                       ----------------                       --------------
                                                                                             (Millions)
                    2004                                               $         36                           $          8
                    2005                                                         45                                      9
                    2006                                                         48                                     11
                    2007                                                         56                                     13
                    2008                                                         59                                     15
                    Years 2009 - 2013                                           394                                    123


MAP also contributes to several defined contribution plans for eligible employees. Contributions to these plans, which for the most part are based on a percentage of the employees' salary, totaled $26 million, $26 million and $25 million in 2003, 2002 and 2001, respectively.

NOTE G - INCOME TAXES

The taxable income or loss resulting from operations of MAP, except for several small subsidiary corporations, is ultimately included in the federal income tax returns of MOC and Ashland. MAP is, however, subject to taxation in certain state, local and foreign jurisdictions.

                                                               Year Ended December 31
                               ---------------------------------------------------------------------------------
                                                                      (Millions)
                                             2003                         2002                      2001
                               ---------------------------  -------------------------  -------------------------
                               Current   Deferred    Total  Current   Deferred  Total  Current  Deferred   Total
                               -------   --------    -----  -------   --------  -----  -------  --------   -----
PROVISIONS FOR INCOME TAXES:
       Federal                 $    --   $     --    $  --  $    --   $     --  $  --  $    --  $     --   $  --
       State and local               3         --        3        1          1      2        8        --       8
       Foreign                       2         --        2        1         --      1        1        --       1
                               -------   --------    -----  -------   --------  -----  -------  --------  ------
              Total            $     5   $     --    $   5  $     2   $      1  $   3  $     9  $     --   $   9
                               =======   ========    =====  =======   ========  =====  =======  ========  ======


Deferred tax liabilities at December 31, 2003 and 2002 of $5 million and $5 million, respectively, principally arise from differences between the book and tax basis of inventories and property, plant and equipment. Pretax income included $5 million and $2 million attributable to foreign sources in 2003 and 2002, respectively. Pretax income attributable to foreign sources was not material in 2001.


NOTE H - INVENTORIES

                                                                                                              December 31
                                                                                                     --------------------------
                                                                                                              (Millions)
                                                                                                         2003           2002
                                                                                                     -----------    -----------
INVENTORIES CONSIST OF THE FOLLOWING:
       Liquid hydrocarbons                                                                           $      645     $       652
       Refined products and merchandise                                                                   1,156           1,191
       Supplies and sundry items                                                                             93              72
                                                                                                     -----------    ------------
              Total (at cost)                                                                        $    1,894     $     1,915
                                                                                                     ===========    ============

The LIFO method used for financial accounting purposes represented 93 percent and 95 percent of total inventory value at December 31, 2003 and 2002, respectively. Current acquisition costs were estimated to exceed the above inventory values at December 31, 2003 and 2002, by approximately $644 million and $594 million, respectively. Cost of revenues was reduced and income from operations was increased by $10 million in 2003, less than $1 million in 2002 and $17 million in 2001 as a result of liquidations of LIFO inventories.


NOTE I - INVESTMENTS AND LONG-TERM RECEIVABLES

                                                                                                               December 31
                                                                                                     ---------------------------
                                                                                                               (Millions)
                                                                                                         2003           2002
                                                                                                     -----------     -----------
Equity method investments                                                                            $      525      $      489
Receivables due after one year                                                                               16              12
Deposits of restricted cash                                                                                   3              42
                                                                                                     -----------     -----------

              Total                                                                                  $      544      $      543
                                                                                                     ===========     ===========


Summarized financial information of investees accounted for by the equity method of accounting follows:

                                                                                               Year Ended December 31
                                                                                      -----------------------------------------
                                                                                                       (Millions)
                                                                                         2003            2002           2001
                                                                                      ----------     -----------     ----------
Income data - year:
       Revenues and other income                                                      $    5,513     $     4,174      $   1,462
       Operating income                                                                      237             153            134
       Net income                                                                            163              98             90

                                                                                                              December 31
                                                                                                     --------------------------
                                                                                                              (Millions)
                                                                                                         2003            2002
                                                                                                     -----------     ----------
Balance sheet data - December 31:
       Current assets                                                                                $      284      $      261
       Noncurrent assets                                                                                  2,296           2,195
       Current liabilities                                                                                  392             374
       Noncurrent liabilities                                                                               908             828


MAP's carrying value of its equity method investments is $97 million lower than the underlying net assets of investees. This basis difference is being amortized into income over the remaining useful lives of the underlying net assets.

Dividends and partnership distributions received from equity investees were $80 million, $39 million and $31 million in 2003, 2002 and 2001, respectively.

Principal unconsolidated equity investees of MAP at December 31, 2003, were as follows:

                        Company                       Ownership                           Activity
                        -------                       ---------                           --------
              Centennial Pipeline LLC                   50.0%                   Refined products pipeline system
              Pilot Travel Centers LLC                  50.0%                   Travel centers
              LOCAP LLC                                 49.9%                   Crude oil pipeline system
              LOOP LLC                                  46.7%                   Offshore oil port
              Minnesota Pipe Line Company               33.3%                   Crude oil pipeline system
              Southcap Pipe Line Company                21.6%                   Crude oil pipeline system


PTC, a MAP joint venture with Pilot Corporation (Pilot), began operations on September 1, 2001. The travel centers offer diesel fuel, gasoline and a variety of other services, including on-premises brand name restaurants. Pilot and MAP each own a 50 percent interest in PTC. PTC is accounted for under the equity method of accounting.

On February 10, 2003, MAP increased its ownership in Centennial from 33.3 percent to 50 percent. MAP paid $20 million for the increased ownership interest. Centennial is an interstate refined petroleum products pipeline extending from the U.S. Gulf of Mexico to the Midwest. Centennial is accounted for under the equity method of accounting.

MAP owns a 46.7 percent interest in LOOP, which is the owner and operator of a deepwater oil port located 18 miles off the coast of Louisiana. LOOP is accounted for under the equity method of accounting.

NOTE J - PROPERTY, PLANT AND EQUIPMENT

                                                                                                            December 31
                                                                                                     ---------------------------
                                                                                                              (Millions)
                                                                                                         2003           2002
                                                                                                     -----------     -----------
Refining                                                                                             $    3,679      $    3,183
Marketing                                                                                                 1,850           2,008
Transportation                                                                                            1,597           1,490
Other                                                                                                        41              37
                                                                                                     -----------     -----------
              Total                                                                                       7,167           6,718
Less accumulated depreciation and amortization                                                            2,725           2,514
                                                                                                     -----------     -----------
              Net                                                                                    $    4,442      $    4,204
                                                                                                     ===========     ===========

Property, plant and equipment at December 31, 2003 and 2002, includes gross assets acquired under capital leases of $49 million and $8 million, respectively, with related amounts in accumulated depreciation and amortization of $2 million and $1 million, respectively.


NOTE K - GOODWILL

The carrying amount of goodwill was $21 million for the years ended December 31, 2003 and 2002. The tests for impairment are completed in the fourth quarter of each year. No impairment in the carrying value has been deemed necessary.


NOTE L - INTANGIBLE ASSETS

                                                                      Gross Carrying          Accumulated         Net Carrying
                                                                          Amount             Amortization            Amount
                                                                     -----------------    ------------------    ----------------
INTANGIBLE ASSETS AS OF DECEMBER 31, 2003, ARE AS FOLLOWS:                                    (Millions)
       Amortized intangible assets:
              Branding agreements                                    $             53     $              19     $            34
              Other                                                                 2                     1                   1
                                                                     -----------------    ------------------    ----------------
                    Total                                            $             55     $              20     $            35
                                                                     =================    ==================    ================

       Unamortized intangible assets:
              Unrecognized prior service costs                       $             23     $              --     $            23
              Other                                                                 4                    --                   4
                                                                     -----------------    ------------------    ----------------
                    Total                                            $             27     $              --     $            27
                                                                     =================    ==================    ================


Amortization expense related to intangibles during 2003, 2002 and 2001 totaled $6 million, $6 million and $5 million, respectively. Estimated amortization expense for the years 2004-2008 is $6 million, $5 million, $4 million, $4 million and $3 million, respectively.


NOTE M - SHORT-TERM DEBT

MAP had a $350 million short-term revolving credit facility that terminated in July 2003. During 2003, MAP borrowed and repaid $615 million under this revolving credit facility. This facility also provided for the issuance of letters of credit in aggregate amounts not to exceed $75 million. A letter of credit of $40 million was outstanding at December 31, 2002. Additionally, MAP has a $500 million revolving credit agreement with Ashland and Marathon and a $350 million uncommitted note facility with Marathon that was replaced by a $350 million committed revolving credit facility with MOC, as discussed in Note D. At December 31, 2003, there were no borrowings against any of these facilities.

NOTE N - LONG-TERM DEBT

                                                                                                             December 31
                                                                                                     ---------------------------
                                                                                                              (Millions)
                                                                                                         2003           2002
                                                                                                     -----------     -----------

Capital lease obligations due 2004-2018                                                              $       46      $        6
5% Promissory Note due 2009                                                                                  --               1
                                                                                                     -----------     -----------
              Total (a)                                                                                      46               7
Amounts due within one year                                                                                  (2)             (1)
                                                                                                     -----------     -----------
              Long-term debt due after one year                                                      $       44      $        6
                                                                                                     ===========     ===========

(a) Required payments of long-term debt for the years 2005-2008, are $2 million, $2 million, $3 million and $3 million, respectively.


NOTE O - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                                 Year Ended December 31
                                                                                      ------------------------------------------
                                                                                                       (Millions)

                                                                                          2003           2002            2001
                                                                                      -----------    ------------    -----------
CASH PROVIDED FROM OPERATING ACTIVITIES INCLUDES:
       Interest and other financing costs paid                                        $       (2)    $       (1)     $       (2)
       Income taxes paid to taxing authorities                                                (3)            (7)             (5)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
       Notes received in asset disposal transactions                                          --              5              --
       Net assets contributed to joint ventures                                               42             --             246
       Member capital contributions                                                           14             26              15
       Capital lease obligation - asset acquired                                              41             --              --

NOTE P - LEASES

Future  minimum   commitments  for  capital  and  operating  leases  having
remaining noncancelable lease terms in excess of one year are as follows:

                                                                       Capital          Operating
                                                                       Leases            Leases
                                                                     ----------       -----------
                                                                                (Millions)
2004                                                                 $        5       $       69
2005                                                                          5               50
2006                                                                          5               38
2007                                                                          5               15
2008                                                                          6               10
Later years                                                                  45               37
Sublease rentals                                                             --               (1)
                                                                     -----------      -----------

       Total minimum lease payments                                  $       71       $      218
                                                                                      ===========

Less imputed interest costs                                                  25
                                                                     -----------
       Present value of net minimum lease payments
       included in long-term debt                                    $       46
                                                                     ===========



                                                                                                 Year Ended December 31
                                                                                      ------------------------------------------
                                                                                                       (Millions)
                                                                                          2003           2002           2001
                                                                                      -----------    -----------     -----------


OPERATING LEASE RENTAL EXPENSE WAS:
       Minimum rental                                                                 $       85     $       97      $       73
       Contingent rental                                                                      12             13              13
       Sublease rentals                                                                       --             (2)             (2)
                                                                                      -----------    -----------     -----------
              Net rental expense                                                      $       97     $      108      $       84
                                                                                      ===========    ===========     ===========


MAP leases a wide variety of facilities and equipment under operating leases, including land and building space, office equipment, storage facilities and transportation equipment. Most long-term leases include renewal options and, in certain leases, purchase options.


NOTE Q - DERIVATIVE INSTRUMENTS

The following table sets forth quantitative information by category of derivative instruments at December 31, 2003 and 2002. These amounts are reflected on a gross basis by individual derivative instrument. The amounts exclude the variable margin deposit balances held in various brokerage accounts. MAP did not have any foreign currency contracts in place at December 31, 2003 or 2002.

                                                                                     Year Ended December 31
                                                                  -------------------------------------------------------
                                                                                          (Millions)
                                                                              2003                          2002
                                                                  ---------------------------    ------------------------
                                                                  Assets(a)   (Liabilities)(a)   Assets (a) (Liabilities)(a)
                                                                  ------      -------------      ------     -------------
NON-HEDGE DESIGNATION:
       Exchange-traded commodity futures                          $     77    $       (83)       $    9     $        (46)
       Exchange-traded commodity options                                 5            (11)            9              (11)
       OTC commodity swaps                                               7            (12)            3               (5)
       OTC commodity options                                             4             (3)            1               --

NONTRADITIONAL INSTRUMENTS (b)                                          70            (61)           53              (39)

(a) The fair value and carrying value of derivative instruments are the same. The fair value amounts for OTC positions are based on various indices or dealer quotes. The fair values of exchange-traded positions are based on market quotes derived from major exchanges. MAP's consolidated balance sheet is reflected on a net asset/(liability) basis by brokerage firm, as permitted by the master netting agreements.

(b)      Nontraditional  derivative  instruments are created due to netting
         of  physical   receipts  and   delivery   volumes  with  the  same
         counterparty.


MAP recorded a net derivative loss of $162 million in 2003, with a derivative loss of $129 million recorded in cost of revenues and a derivative loss of $33 million recorded in revenue. In 2002, MAP recorded a net derivative loss of $124 million, with a derivative loss of $76 million recorded in cost of revenues and a derivative loss of $48 million recorded in revenue. In 2001, MAP recorded a net derivative gain of $209 million, with a derivative gain of $226 million recorded in cost of revenues and a derivative loss of $17 million recorded in revenues.


NOTE R - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of most financial instruments are based on historical costs. The carrying values of cash and cash equivalents, receivables, payables, long-term receivables and long-term debt approximate their fair value.

MAP's unrecognized financial instruments consist of financial guarantees and commitments to extend credit. For details relating to financial guarantees, see Note S.

NOTE S - CONTINGENCIES AND COMMITMENTS

MAP is the subject of, or party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to MAP's consolidated financial statements. However, management believes that MAP will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably.

ENVIRONMENTAL MATTERS - MAP is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Marathon and Ashland have retained the liabilities, subject to certain thresholds, for costs associated with remediating properties conveyed to MAP for conditions existing prior to January 1, 1998. The costs associated with these thresholds are not expected to be material to the MAP financial statements. At December 31, 2003 and 2002, MAP's accrued liabilities for remediation totaled $23 million and $14 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $13 million and $9 million at December 31, 2003 and 2002, respectively.

MAP has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In 2003, 2002 and 2001, such capital expenditures for environmental controls totaled $323 million, $119 million and $79 million, respectively. MAP anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

On May 11, 2001, MAP entered into a consent decree with the U.S. Environmental Protection Agency which commits it to complete certain agreed upon environmental programs over an eight-year period primarily aimed at reducing air emissions at its seven refineries. The court approved this consent decree on August 28, 2001. The total one-time expenditures for these environmental projects are approximately $330 million over the eight-year period, with about $170 million incurred through December 31, 2003. In addition, MAP has nearly completed certain agreed upon supplemental environmental projects as part of this settlement of an enforcement action for alleged Clean Air Act violations, at a cost of $9 million. MAP believes that this settlement will provide MAP with increased permitting and operating flexibility while achieving significant emission reductions.

GUARANTEES - MAP has issued the following guarantees:

                                                                                                       Undiscounted Payments
                                                                           Term                        As of December 31, 2003
                                                                          ------                       -----------------------
                                                                                                               (Millions)
Indebtedness of equity investees:
      LOCAP commercial paper (a)                               Perpetual-Loan Balance Varies                    $      23
      LOOP Series 1991A Notes (a)                                          2008                                         7
      LOOP Series 1992A Notes (a)                                          2008                                        34
      LOOP Series 1992B Notes (a)                                          2004                                         9
      LOOP Series 1997 Notes (a)                                           2017                                        13
      LOOP revolving credit agreement (a)                      Perpetual-Loan Balance Varies                           25
      LOOP Series 2003 Notes (a)                                        2004 - 2023                                    81
      Centennial Notes (b)                                              2008 - 2024                                    70
      Centennial revolving credit agreement (b)                  2004-Loan Balance Varies                               5

Other:
      Centennial catastrophic event (c)                                 Indefinite                                     50
      Mobile transportation equipment leases (d)                        2004 - 2008                                     6


                                    22

(a) MAP holds interests in an offshore oil port, LOOP, and a crude oil pipeline system, LOCAP LLC (LOCAP). Both LOOP and LOCAP have secured various project financings with throughput and deficiency (T&D) agreements. A T&D agreement creates a potential obligation to advance funds in the event of a cash shortfall. When these rights are assigned to a lender to secure financing, the T&D is considered to be an indirect guarantee of indebtedness. Under the agreements, MAP is required to advance funds if the investees are unable to service debt. Any such advances are considered prepayments of future transportation charges. The terms of the agreements vary but tend to follow the terms of the underlying debt. In April 2003, LOOP refinanced $81 million for certain of its series of outstanding bonds subject to these T&D agreements. The refinancing consisted of changes to maturity dates, as well as interest rates. Although certain series were paid down and new series issued, the total principal outstanding changed by only $2 million. Assuming non-payment by the investees, the maximum potential amount of future payments under the guarantees is estimated to be $193 million and $197 million at December 31, 2003 and 2002, respectively. Included in these amounts is a LOOP revolving credit facility of $25 million at December 31, 2003 and 2002, and a LOCAP revolving credit facility of $20 million and $25 million at December 31, 2003 and 2002, respectively. The undrawn portion of the revolving credit facilities is $35 million and $28 million as of December 31, 2003 and 2002, respectively.

(b) MAP holds an interest in a refined products pipeline, Centennial, and has guaranteed the repayment of Centennial's outstanding balance under a Master Shelf Agreement and Revolver, which expires in 2024. The guarantee arose in order to obtain adequate financing. Prior to expiration of the guarantee, MAP could be relinquished from responsibility under the guarantee should Centennial meet certain financial tests. If Centennial defaults on its outstanding balance, the estimated maximum potential amount of future payments is $75 million at December 31, 2003 and 2002.

(c) The agreement between Centennial and its members allows each member to contribute cash in lieu of Centennial procuring separate insurance in the event of third-party liability arising from a catastrophic event. There is an indefinite term for the agreement and each member is to contribute cash in proportion to its ownership interest, up to a maximum amount of $50 million and $33 million at December 31, 2003 and 2002, respectively. In February 2003, MAP's ownership interest in Centennial increased from 33 percent to 50 percent. As a result of this modification to the Centennial catastrophic event guarantee, MAP recorded a $4 million obligation during 2003.

(d) These leases contain terminal rental adjustment clauses which provide that MAP will indemnify the lessor to the extent that the proceeds from the sale of the asset at the end of the lease fall short of the specified maximum percent of original value.


CONTRACT COMMITMENTS - At December 31, 2003 and 2002, MAP's contract commitments to acquire property, plant and equipment totaled $273 million and $86 million, respectively.

In May 2001, MAP entered into a Transportation Agreement with Centennial in which MAP guarantees to ship certain volumes on the Centennial system or make deficiency payments for any volume shortfall. Any deficiency payment made by MAP will be treated as a prepayment of future transportation charges. In 2003, MAP made a $4 million deficiency payment to Centennial.

PUT/CALL AGREEMENT - As part of the formation of PTC, MAP and Pilot entered into a Put/Call and Registration Rights Agreement (Agreement). The Agreement provides that any time after September 1, 2008, Pilot will have the right to sell its interest in PTC to MAP for an amount of cash and/or MOC, MAP or Ashland equity securities equal to the product of 90 percent (95 percent if paid in securities) of the fair market value of PTC at the time multiplied by Pilot's percentage interest in PTC. At any time after September 1, 2011, under certain conditions MAP will have the right to purchase Pilot's interest in PTC for an amount of cash and/or MOC, MAP or Ashland equity securities equal to the product of 105 percent (110 percent if paid in securities) of the fair market value of PTC at the time multiplied by Pilot's percentage interest in PTC.