Form 10-Q
period 2004-03-31
ASHLAND INC
filed 2004-05-11
CIK 7694

================================================================================




                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                 FORM 10-Q



          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934




               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                       Commission file number 1-2918



                                ASHLAND INC.
                          (a Kentucky corporation)



                           I.R.S. No. 61-0122250
                        50 E. RiverCenter Boulevard
                               P. O. Box 391
                            Covington, Kentucky
                                 41012-0391



                      Telephone Number: (859) 815-3333



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No

     Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [x]

     At April 30, 2004, there were 70,373,118 shares of Registrant's Common Stock outstanding. One Right to purchase one-thousandth of a share of Series A Participating Cumulative Preferred Stock accompanies each outstanding share of Registrant's Common Stock.


================================================================================

                         PART I - FINANCIAL STATEMENTS
                         -----------------------------

ITEM 1. FINANCIAL STATEMENTS

------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

------------------------------------------------------------------------------------------------------------------------------------
                                                                                   Three months ended          Six months ended
                                                                                        March 31                   March 31
                                                                                 -----------------------    ------------------------
(In millions except per share data)                                                   2004         2003           2004         2003
--------------------------------------------------------------------------------------------------------    ------------------------
REVENUES
      Sales and operating revenues                                               $   1,812    $   1,644     $    3,735    $   3,382
      Equity income                                                                     18           29             56           64
      Other income                                                                       9           10             22           28
                                                                                 ----------   ----------    -----------   ----------
                                                                                     1,839        1,683          3,813        3,474
COSTS AND EXPENSES
      Cost of sales and operating expenses                                           1,453        1,322          2,971        2,695
      Selling, general and administrative expenses                                     328          334            643          668
      Depreciation, depletion and amortization                                          48           51             97          103
                                                                                 ----------   ----------    -----------   ----------
                                                                                     1,829        1,707          3,711        3,466
                                                                                 ----------   ----------    -----------   ----------
OPERATING INCOME (LOSS)                                                                 10          (24)           102            8
      Net interest and other financial costs                                           (29)         (32)           (59)         (65)
                                                                                 ----------   ----------    -----------   ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                                                              (19)         (56)            43          (57)
      Income taxes                                                                       8           19            (16)          19
                                                                                 ----------   ----------    -----------   ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                               (11)         (37)            27          (38)
      Results from discontinued operations (net of income taxes) - Note B               (5)          (2)           (10)         (93)
                                                                                 ----------   ----------    -----------   ----------
NET INCOME (LOSS)                                                                $     (16)   $     (39)    $       17    $    (131)
                                                                                 ==========   ==========    ===========   ==========

BASIC EARNINGS (LOSS) PER SHARE - Note A
      Income (loss) from continuing operations                                   $    (.16)   $    (.54)    $      .39    $    (.56)
      Results from discontinued operations                                            (.07)        (.03)          (.14)       (1.35)
                                                                                 ----------   ----------    -----------   ----------
      Net income (loss)                                                          $    (.23)   $    (.57)    $      .25    $   (1.91)
                                                                                 ==========   ==========    ===========   ==========

DILUTED EARNINGS (LOSS) PER SHARE - Note A
      Income (loss) from continuing operations                                   $    (.16)   $    (.54)    $      .39    $    (.56)
      Results from discontinued operations                                            (.07)        (.03)          (.14)       (1.35)
                                                                                 ----------   ----------    -----------   ----------
      Net income (loss)                                                          $    (.23)   $    (.57)    $      .25    $   (1.91)
                                                                                 ==========   ==========    ===========   ==========

DIVIDENDS PAID PER COMMON SHARE                                                  $    .275    $    .275     $      .55    $     .55


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                     March 31       September 30          March 31
(In millions)                                                                            2004               2003              2003
------------------------------------------------------------------------------------------------------------------------------------


                                       ASSETS
                                       ------
CURRENT ASSETS
      Cash and cash equivalents                                                 $         180      $         223     $         106
      Accounts receivable                                                               1,180              1,170             1,073
      Allowance for doubtful accounts                                                     (39)               (35)              (38)
      Inventories - Note A                                                                475                441               484
      Deferred income taxes                                                               114                142                85
      Assets of discontinued operations held for sale                                       -                  -               201
      Other current assets                                                                137                144               145
                                                                                --------------     --------------    --------------
                                                                                        2,047              2,085             2,056
INVESTMENTS AND OTHER ASSETS
      Investment in Marathon Ashland Petroleum LLC (MAP)                                2,349              2,448             2,315
      Goodwill                                                                            524                523               514
      Asbestos insurance receivable (noncurrent portion)                                  396                399               394
      Other noncurrent assets                                                             390                340               342
                                                                                --------------     --------------    --------------
                                                                                        3,659              3,710             3,565
PROPERTY, PLANT AND EQUIPMENT
      Cost                                                                              2,988              2,959             2,931
      Accumulated depreciation, depletion and amortization                             (1,792)            (1,748)           (1,683)
                                                                                --------------     --------------    --------------
                                                                                        1,196              1,211             1,248
                                                                                --------------     --------------    --------------

                                                                                $       6,902      $       7,006     $       6,869
                                                                                ==============     ==============    ==============


                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

CURRENT LIABILITIES
      Debt due within one year                                                  $         206      $         102     $         243
      Trade and other payables                                                          1,262              1,371             1,236
      Liabilities of discontinued operations held for sale                                  -                  -                34
      Income taxes                                                                         17                 11                15
                                                                                --------------     --------------    --------------
                                                                                        1,485              1,484             1,528
NONCURRENT LIABILITIES
      Long-term debt (less current portion)                                             1,353              1,512             1,568
      Employee benefit obligations                                                        402                385               480
      Deferred income taxes                                                               221                291               170
      Reserves of captive insurance companies                                             192                168               186
      Asbestos litigation reserve (noncurrent portion)                                    565                560               530
      Other long-term liabilities and deferred credits                                    354                353               351
      Commitments and contingencies - Notes D and F
                                                                                --------------     --------------    --------------
                                                                                        3,087              3,269             3,285

COMMON STOCKHOLDERS' EQUITY                                                             2,330              2,253             2,056
                                                                                --------------     --------------    --------------

                                                                                $       6,902      $       7,006     $       6,869
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


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Accumulated
                                                                                                                other
                                                   Common           Paid-in          Retained           comprehensive
(In millions)                                       stock           capital          earnings                    loss         Total
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT OCTOBER 1, 2002                       $     68          $    338          $  1,961           $        (194)     $  2,173
      Total comprehensive income (loss) (1)                                              (131)                     44           (87)
      Cash dividends                                                                      (37)                                  (37)
      Issued common stock under stock
        incentive and other plans                                         7                                                       7
                                                 ---------         ---------         ---------          --------------     ---------
BALANCE AT MARCH 31, 2003                        $     68          $    345          $  1,793           $        (150)     $  2,056
                                                 =========         =========         =========          ==============     =========


BALANCE AT OCTOBER 1, 2003                       $     68          $    350          $  1,961           $        (126)     $  2,253
      Total comprehensive income (1)                                                       17                      35            52
      Cash dividends                                                                      (38)                                  (38)
      Issued common stock under stock
        incentive and other plans                       2                61                                                      63
                                                 ---------         ---------         ---------          --------------     ---------
BALANCE AT MARCH 31, 2004                        $     70          $    411          $  1,940           $         (91)     $  2,330
                                                 =========         =========         =========          ==============     =========

------------------------------------------------------------------------------------------------------------------------------------

(1)      Reconciliations of net income (loss) to total comprehensive income
         (loss) follow.

                                                                      Three months ended                   Six months ended
                                                                           March 31                             March 31
                                                              --------------------------------     ---------------------------------
      (In millions)                                                    2004              2003               2004               2003
      ------------------------------------------------------------------------------------------------------------------------------
      Net income (loss)                                            $    (16)         $    (39)          $     17           $   (131)
      Minimum pension liability adjustment                                -                19                  -                 19
          Related tax expense                                             -                (7)                 -                 (7)
      Unrealized translation adjustments                                  4                24                 34                 32
          Related tax benefits                                            -                 -                  1                  -
                                                                   ---------         ---------          ---------          ---------
      Total comprehensive income (loss)                            $    (12)         $     (3)          $     52           $    (87)
                                                                   =========         =========          =========          =========

      ------------------------------------------------------------------------------------------------------------------------------

      At March 31, 2004, the accumulated other comprehensive loss of $91 million (after tax) was comprised of net unrealized translation gains of $25 million and a minimum pension liability of $116 million.


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Six months ended
                                                                                                                   March 31
                                                                                                            ------------------------
(In millions)                                                                                                 2004           2003
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS
      Income (loss) from continuing operations                                                              $   27         $  (38)
      Expense (income) not affecting cash
          Depreciation, depletion and amortization                                                              97            103
          Deferred income taxes                                                                                 (1)            22
          Equity income from affiliates                                                                        (56)           (64)
          Distributions from equity affiliates                                                                 153             98
          Other items                                                                                            1             (1)
      Change in operating assets and liabilities (1)                                                          (163)           (22)
                                                                                                            -------       --------
                                                                                                                58             98
CASH FLOWS FROM FINANCING
      Proceeds from issuance of common stock                                                                    54              1
      Repayment of long-term debt                                                                              (70)          (161)
      Increase in short-term debt                                                                               17            165
      Dividends paid                                                                                           (38)           (37)
                                                                                                            -------       --------
                                                                                                               (37)           (32)
CASH FLOWS FROM INVESTMENT
      Additions to property, plant and equipment                                                               (86)           (52)
      Purchase of operations - net of cash acquired                                                             (4)            (5)
      Proceeds from sale of operations                                                                          10              6
      Other - net                                                                                               21             (7)
                                                                                                            -------       --------
                                                                                                               (59)           (58)
                                                                                                            -------       --------
CASH PROVIDED (USED) BY CONTINUING OPERATIONS                                                                  (38)             8
      Cash provided (used) by discontinued operations                                                           (5)             8
                                                                                                            -------       --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                               (43)            16

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                                223             90
                                                                                                            -------       --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                                   $  180        $   106
                                                                                                            =======       ========

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

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL REPORTING

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Although such statements are subject to any year-end audit adjustments which may be necessary, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (as amended to include the audited financial statements of Marathon Ashland Petroleum LLC for the year ended December 31, 2003). Results of operations for the periods ended March 31, 2004, are not necessarily indicative of results to be expected for Ashland's fiscal year ending September 30, 2004.

INVENTORIES

--------------------------------------------------------------------------------------------------------------------
                                                                       March 31      September 30          March 31
(In millions)                                                              2004              2003              2003
--------------------------------------------------------------------------------------------------------------------
Chemicals and plastics                                            $         366     $         333     $         360
Construction materials                                                       70                67                78
Petroleum products                                                           67                66                64
Other products                                                               48                48                47
Supplies                                                                      5                 5                 5
Excess of replacement costs over LIFO carrying values                       (81)              (78)              (70)
                                                                  --------------    --------------    --------------
                                                                  $         475     $         441     $         484
                                                                  ==============    ==============    ==============

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (EPS) from continuing operations.

------------------------------------------------------------------------------------------------------------------------
                                                                        Three months ended          Six months ended
                                                                             March 31                   March 31
                                                                      ------------------------   -----------------------
(In millions except per share data)                                        2004          2003         2004         2003
------------------------------------------------------------------------------------------------------------------------
NUMERATOR
Numerator for basic and diluted EPS - Income (loss)
      from continuing operations                                      $     (11)   $      (37)   $      27    $     (38)
                                                                      ==========   ===========   ==========   ==========
DENOMINATOR
Denominator for basic EPS - Weighted average
      common shares outstanding                                              69            68           69           68
Common shares issuable upon exercise of stock options                         -             -            1            -
                                                                      ----------   -----------   ----------   ----------
Denominator for diluted EPS - Adjusted weighted
      average shares and assumed conversions                                 69            68           70           68
                                                                      ==========   ===========   ==========   ==========

EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS
      Basic                                                           $    (.16)   $     (.54)   $     .39    $    (.56)
      Diluted                                                         $    (.16)   $     (.54)   $     .39    $    (.56)

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE B - DISCONTINUED OPERATIONS

Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos. Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation, a former subsidiary. During the quarter ended December 31, 2002, Ashland increased its reserve for asbestos claims by $390 million to cover litigation defense and claim settlement costs expected to be paid through December 2012. Because insurance provides reimbursements for most of these costs and coverage-in-place agreements exist with the insurance companies that provide substantially all of the coverage being accessed, the increase in the asbestos reserve was offset in part by probable insurance recoveries valued at $235 million. The resulting $155 million pretax charge to income, net of deferred income tax benefits of $60 million, was reflected as an after-tax loss from discontinued operations of $95 million in the Statement of Consolidated Income for the three months ended December 31, 2002. Additional reserves have been provided since then to maintain the reserve to cover the expected costs on a rolling ten-year basis. See Note F for further discussion of Ashland's asbestos-related litigation.

On August 29, 2003, Ashland sold the net assets of its Electronic Chemicals business and certain related subsidiaries in a transaction valued at approximately $300 million before tax. Electronic Chemicals was a part of Ashland Specialty Chemical, providing ultra pure chemicals and other products and services to the worldwide semiconductor industry, with revenues of $215 million in 2003, $217 million in 2002 and $212 million in 2001. The sale reflects Ashland's strategy to optimize its business mix and focus greater attention on the remaining chemical and transportation construction operations where it can achieve strategic advantage. Ashland's after-tax proceeds were used primarily to reduce debt. All assets and liabilities of Electronic Chemicals are classified as current in the March 31, 2003 balance sheet. Assets of $201 million were composed of current assets of $52 million, investments and other assets of $27 million, and property, plant and equipment of $122 million. Liabilities of $34 million were composed of current liabilities of $21 million and noncurrent liabilities of $13 million.

Components of amounts reflected in the income statements related to discontinued operations are presented in the following table.

-------------------------------------------------------------------------------------------------------------------------
                                                                         Three months ended          Six months ended
                                                                              March 31                   March 31
                                                                       ------------------------   -----------------------
(In millions)                                                               2004          2003         2004         2003
-------------------------------------------------------------------------------------------------------------------------
PRETAX INCOME (LOSS) FROM DISCONTINUED OPERATIONS
      Reserves for asbestos-related litigation                         $      (7)   $       (7)   $     (15)   $    (162)
      Electronic Chemicals
          Results of operations                                                -             3            -            7
          Loss on disposal                                                     -             -           (1)           -
INCOME TAXES
      Reserves for asbestos-related litigation                                 2             3            6           63
      Electronic Chemicals
          Results of operations                                                -            (1)           -           (1)
          Loss on disposal                                                     -             -            -            -
                                                                       ----------   -----------   ----------   ----------
RESULTS FROM DISCONTINUED OPERATIONS (NET OF INCOME TAXES)             $      (5)   $       (2)   $     (10)   $     (93)
                                                                       ==========   ===========   ==========   ==========

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE C - UNCONSOLIDATED AFFILIATES

Under Rule 3-09 of Regulation S-X, Ashland filed audited financial statements for Marathon Ashland Petroleum LLC (MAP) for the year ended December 31, 2003, on a Form 10-K/A on March 19, 2004. Unaudited income statement information for MAP is shown below.

MAP is organized as a limited liability company that has elected to be taxed as a partnership. Therefore, the parents are responsible for income taxes applicable to their share of MAP's taxable income. The net income reflected below for MAP does not include any provision for income taxes that will be incurred by its parents.

------------------------------------------------------------------------------------------------------------------------
                                                                       Three months ended          Six months ended
                                                                            March 31                   March 31
                                                                     ------------------------   ------------------------
(In millions)                                                              2004         2003         2004          2003
------------------------------------------------------------------------------------------------------------------------
Sales and operating revenues                                         $    9,060    $   8,254    $  18,618     $  15,333
Income from operations                                                       49           82          149           176
Net income                                                                   46           77          142           169
Ashland's equity income                                                      13           25           45            56


On March 19, 2004, Ashland announced the signing of an agreement under which it would transfer its 38% interest in MAP and two wholly-owned businesses to Marathon in a transaction structured to be generally tax free and valued at approximately $3.0 billion. The two other businesses are Ashland's maleic anhydride business and 61 Valvoline Instant Oil Change
(VIOC) centers. The transaction is subject to several previously disclosed conditions, including approval by Ashland's shareholders, customary antitrust review, consent from public debt holders and receipt of a favorable private letter ruling from the Internal Revenue Service with respect to the tax treatment. While there is meaningful risk that the transaction will not receive the favorable ruling from the IRS, in which case the transaction would not close, Ashland believes it is more likely than not that this transaction will receive a favorable ruling. If the conditions are met, the transaction is expected to close by the end of the 2004 calendar year.

NOTE D - LEASES AND OTHER COMMITMENTS

LEASES

Under various operating leases, Ashland has made guarantees with respect to the residual value of the underlying property. If Ashland had cancelled those leases at March 31, 2004, its maximum obligations under the residual value guarantees would have amounted to $95 million. Ashland does not expect to incur any significant charge to earnings under these guarantees, $22 million of which relates to real estate. These lease agreements are with unrelated third party lessors and Ashland has no additional contractual or other commitments to any party to the leases.

OTHER COMMITMENTS

Ashland has guaranteed 38% of MAP's payments for certain crude oil purchases, up to a maximum guarantee of $95 million. At March 31, 2004, Ashland's contingent liability under this guarantee amounted to $73 million. Although Ashland has not made and does not expect to make any payments under this guarantee, it has recorded the fair value of the guarantee obligation, which is not significant.

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

Presently,  Ashland  anticipates  contributing  $128 million to its pension
plans  during  fiscal  2004.   As  of  March  31,  2004,   $64  million  of
contributions have been made.

The  following   tables   detail  the   components  of  pension  and  other
postretirement benefit costs.

------------------------------------------------------------------------------------------------------------------------
                                                                                                 Other postretirement
                                                                       Pension benefits                benefits
                                                                    ------------------------   -------------------------
(In millions)                                                            2004          2003          2004          2003
------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31
Service cost                                                        $      12     $      11    $        3    $        3
Interest cost                                                              17            16             6             6
Expected return on plan assets                                            (15)          (13)            -             -
Other amortization and deferral                                             7             8            (4)           (2)
                                                                    ----------    ----------   -----------   -----------
                                                                    $      21     $      22    $        5    $        7
                                                                    ==========    ==========   ===========   ===========

SIX MONTHS ENDED MARCH 31
Service cost                                                        $      24     $      20    $        7    $        6
Interest cost                                                              33            31            12            12
Expected return on plan assets                                            (30)          (24)            -             -
Other amortization and deferral                                            15            14            (8)           (3)
                                                                    ----------    ----------   -----------   -----------
                                                                    $      42     $      41    $       11    $       15
                                                                    ==========    ==========   ===========   ===========

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

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE F - LITIGATION, CLAIMS AND CONTINGENCIES (CONTINUED)

----------------------------------------------------------------------------------------------------------------------
                                                  Six months ended
                                                      March 31                      Years ended September 30
                                             ---------------------------    ------------------------------------------
(In thousands)                                     2004            2003           2003            2002           2001
----------------------------------------------------------------------------------------------------------------------
Open claims - beginning of period                   198             160            160             167            118
New claims filed                                     16              35             66              45             52
Claims settled                                       (3)             (4)            (7)            (15)            (2)
Claims dismissed                                    (11)            (13)           (21)            (37)            (1)
                                             -----------     -----------    -----------     -----------    -----------
Open claims - end of period                         200             178            198             160            167
                                             ===========     ===========    ===========     ===========    ===========

Since October 1, 2000, Riley has been dismissed as a defendant in 72% of the resolved claims. Amounts spent on litigation defense and claim settlements totaled $24 million for the six months ended March 31, 2004, compared to $26 million for the six months ended March 31, 2003, and annual costs of $45 million in 2003, $38 million in 2002 and $15 million in 2001.

During the December 2002 quarter, Ashland increased its reserve for litigation defense and claim settlement costs related to asbestos claims by $390 million. After that increase, Ashland's asbestos reserve covered the costs expected to be paid through December 2012, and additional reserves have been provided since then to maintain the reserve to cover the expected costs on a rolling ten-year basis. Prior to December 31, 2002, the asbestos reserve was based on the estimated costs that would be incurred to settle open claims. The estimates of future asbestos claims and related costs were developed with the assistance of Hamilton, Rabinovitz & Alschuler, Inc. (HR&A), nationally recognized experts in that field. Ashland's reserve for asbestos claims on an undiscounted basis amounted to $615 million at March 31, 2004, compared to $580 million at March 31, 2003.

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

At March 31, 2004, Ashland's receivable for recoveries of litigation defense and claim settlement costs from its insurers amounted to $426 million, of which $29 million relates to costs previously paid. Receivables from insurance companies amounted to $419 million at March 31, 2003. About 35% of the estimated receivables from insurance companies at March 31, 2004, are expected to be due from Equitas and other London companies. Of the remainder, over 90% is expected to come from companies or groups that are rated A or higher by A. M. Best.

ENVIRONMENTAL PROCEEDINGS

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At March 31, 2004, such locations included 99 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, approximately 130 current and former operating facilities (including certain operating facilities conveyed to
MAP) and about 1,220 service station properties. Ashland's reserves for environmental remediation amounted to $169 million at March 31, 2004, and $174 million at March 31, 2003. Such amounts reflect Ashland's estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.

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

------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

------------------------------------------------------------------------------------------------------------------------------------
                                                                                   Three months ended           Six months ended
                                                                                         March 31                    March 31
                                                                                ------------------------     -----------------------
(In millions)                                                                       2004          2003          2004         2003
------------------------------------------------------------------------------------------------------------------------------------
REVENUES
    Sales and operating revenues
       APAC                                                                     $    408     $     374      $  1,058     $    932
       Ashland Distribution                                                          785           712         1,482        1,348
       Ashland Specialty Chemical                                                    318           278           629          562
       Valvoline                                                                     324           301           614          582
       Intersegment sales
          Ashland Distribution                                                        (4)           (5)           (9)         (10)
          Ashland Specialty Chemical                                                 (19)          (16)          (38)         (31)
          Valvoline                                                                    -             -            (1)          (1)
                                                                                ----------   -----------    ----------   ----------
                                                                                   1,812         1,644         3,735        3,382
    Equity income
       APAC                                                                            3             2             8            4
       Ashland Specialty Chemical                                                      2             2             4            4
       Valvoline                                                                       -             -            (1)           -
       Refining and Marketing                                                         13            25            45           56
                                                                                ----------   -----------    ----------   ----------
                                                                                      18            29            56           64
    Other income
       APAC                                                                            7            (1)           11            2
       Ashland Distribution                                                            2             4             7           14
       Ashland Specialty Chemical                                                      3             3             5            6
       Valvoline                                                                       -             1             1            2
       Refining and Marketing                                                         (4)            1            (5)           1
       Corporate                                                                       1             2             3            3
                                                                                ----------   -----------    ----------   ----------
                                                                                       9            10            22           28
                                                                                ----------   -----------    ----------   ----------
                                                                                $  1,839     $   1,683      $  3,813     $  3,474
                                                                                ==========   ===========    ==========   ==========
OPERATING INCOME
    APAC                                                                        $    (33)    $     (57)     $     (2)    $    (56)
    Ashland Distribution                                                              19             7            32           15
    Ashland Specialty Chemical                                                        19             5            42           18
    Valvoline                                                                         24            18            45           32
    Refining and Marketing (1)                                                         2            21            27           45
    Corporate                                                                        (21)          (18)          (42)         (46)
                                                                                ----------   -----------    ----------   ----------
                                                                                $     10     $     (24)     $    102     $      8
                                                                                ==========   ===========    ==========   ==========

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

------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

------------------------------------------------------------------------------------------------------------------------------------
                                                                                   Three months ended          Six months ended
                                                                                        March 31                   March 31
                                                                                -----------------------    --------------------
                                                                                     2004         2003          2004         2003
------------------------------------------------------------------------------------------------------------------------------------
OPERATING INFORMATION
APAC
    Construction backlog at March 31 (millions) (1)                                                        $   1,897    $   1,800
    Net construction job revenues (millions) (2)                                $     207    $     198     $     573    $     503
    Hot-mix asphalt production (million tons)                                         4.4          4.1          12.9         11.2
    Aggregate production (million tons)                                               6.1          5.0          12.9         12.1
    Ready-mix concrete production (million cubic yards)                               0.5          0.4           0.9          0.9
Ashland Distribution (3)
    Sales per shipping day (millions)                                           $    12.3    $    11.3     $    11.8    $    10.8
    Gross profit as a percent of sales                                               14.6%        15.0%         14.7%        15.4%
Ashland Specialty Chemical (3)
    Sales per shipping day (millions)                                           $     4.7    $     4.4     $     4.8    $     4.5
    Gross profit as a percent of sales                                               33.0%        33.4%         33.2%        34.2%
Valvoline
    Lubricant sales (million gallons)                                                47.5         48.6          91.9         92.9
    Premium lubricants (percent of U.S. branded volumes)                             21.4%        18.8%         20.4%        17.9%
Refining and Marketing (4)
    Refinery runs (thousand barrels per day)
       Crude oil refined                                                              789          853           844          842
       Other charge and blend stocks                                                  196           96           190          130
    Refined product yields (thousand barrels per day)
       Gasoline                                                                       552          483           582          525
       Distillates                                                                    235          257           266          268
       Asphalt                                                                         57           66            63           65
       Other                                                                          155          143           135          115
                                                                                 --------     --------      --------     --------
       Total                                                                          999          949         1,046          973
    Refined product sales (thousand barrels per day) (5)                            1,307        1,280         1,331        1,293
    Refining and wholesale marketing margin (per barrel) (6)                    $    1.44    $    1.71     $    1.58    $    1.82
    Speedway SuperAmerica (SSA)
       Retail outlets at March 31                                                                              1,773        2,005
       Gasoline and distillate sales (million gallons)                                763          829         1,569        1,726
       Gross margin - gasoline and distillates (per gallon)                     $   .1145    $   .1166     $   .1145    $   .1085
       Merchandise sales (millions) (7)                                         $     521    $     522     $   1,068    $   1,105
       Merchandise margin (as a percent of sales)                                    25.3%        25.5%         25.1%        24.8%

------------------------------------------------------------------------------------------------------------------------------------

(1) Includes APAC's proportionate share of the backlog of unconsolidated joint ventures.
(2)      Total construction job revenues, less subcontract costs.
(3) Sales are defined as sales and operating revenues. Gross profit is defined as sales and operating revenues, less cost of sales and operating expenses, and depreciation and amortization relative to manufacturing assets.
(4) Amounts represent 100% of MAP's operations, in which Ashland owns a 38% interest.
(5) Total average daily volume of all refined product sales to MAP's wholesale, branded and retail (SSA) customers.
(6) Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation.
(7) Effective January 1, 2003, SSA adopted EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," which requires rebates from vendors to be recorded as reductions to cost of sales. Rebates from vendors recorded in SSA merchandise sales for periods prior to January 1, 2003 have not been restated and included $46 million in the six months ended March 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

CURRENT QUARTER - Ashland reported a net loss of $16 million for the quarter ended March 31, 2004, compared to a net loss of $39 million for the quarter ended March 31, 2003. Ashland reported a loss from continuing operations of $11 million for the quarter ended March 31, 2004, compared to a loss of $37 million for the quarter ended March 31, 2003. Results from discontinued operations, consisting primarily of charges for asbestos liabilities, accounted for the difference in net income and income from continuing operations.

A 10%  increase  in  sales  revenues  and a lower  overall  cost  structure contributed  to  improved  operating  income from  wholly-owned  businesses compared to the previous winter quarter, which is typically Ashland's weakest due to the seasonality of its businesses. Combined operating income for the Chemicals sector (which includes Ashland Distribution, Ashland Specialty Chemical and Valvoline) totaled $62 million in the March 2004 quarter, compared to $30 million for the March 2003 quarter. Each of the Chemicals sector divisions achieved record March quarters - results from Ashland Distribution nearly tripled, Ashland Specialty Chemical nearly quadrupled and Valvoline was up 33 percent. In the Transportation Construction sector, Ashland Paving And Construction, Inc. (APAC) reduced its quarter-over-quarter operating loss by 42%. Higher manufacturing and crude oil costs resulted in lower profits from refining and marketing.

YEAR-TO-DATE - Ashland reported net income of $17 million for the six months ended March 31, 2004, compared to a net loss of $131 million for the six months ended March 31, 2003. Ashland reported income from continuing operations of $27 million for the six months ended March 31, 2004, compared to a loss of $38 million for the six months ended March 31, 2003. Results from discontinued operations, consisting primarily of charges for asbestos liabilities, accounted for the difference in net income and income from continuing operations.

Management was pleased by Ashland's performance during the first six months of fiscal 2004. Chemicals sector operating income totaled $119 million for the first six months of fiscal 2004, compared to $65 million for the 2003 period. Record March quarter results from Ashland Distribution, Ashland Specialty Chemical and Valvoline indicate that the plan to drive efficiency, manage capital and grow value-creating businesses is working. In the Transportation Construction sector, APAC lowered its operating loss to $2 million for the 2004 period, compared to a loss of $56 million in the 2003 period, reflecting closer-to-normal weather and a reduced cost structure. Higher manufacturing and crude oil costs resulted in lower profits from refining and marketing. An analysis of operating income by industry segment follows.

APAC

CURRENT QUARTER - APAC reported an operating loss of $33 million for the March 2004 quarter, compared to a loss of $57 million for the March 2003 quarter. The improvement reflected more normal weather conditions, a reduced cost structure and a program instituted to minimize winter losses. Net construction job revenues (total construction job revenues, less subcontract costs) increased 5% from the prior year period, while production of hot-mix asphalt increased 7% and aggregate production increased 22%. Liquid asphalt costs per ton declined 6%. Lower equipment costs reflected reorganization and other cost cutting efforts. For the March quarter, APAC initiated an aggressive program to minimize winter losses by shutting down certain operations and reducing work crews. Costs associated with Project PASS, APAC's process

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

APAC (CONTINUED)

redesign initiative, were $4 million in the March 2004 quarter, compared to $6 million in the March 2003 quarter.

YEAR-TO-DATE - APAC reported an operating loss of $2 million for the six months ended March 31, 2004, compared to a loss of $56 million for the six months ended March 31, 2003. The improvement reflects the same factors described in the current quarter comparison. Net construction job revenues increased 14% from the prior year period, while production of hot-mix asphalt increased 15% and aggregate production increased 7%. Costs associated with Project PASS were $8 million in the 2004 period, compared to $10 million in the 2003 period.

Looking ahead to the summer construction season - during which APAC has historically reported the majority of its earnings - the division has continued to increase its construction backlog, or jobs awarded but not yet completed. APAC increased the backlog by 5% to a record $1.9 billion as of March 31, 2004. Of this amount, approximately $280 million was bid at lower energy prices, and income to be recognized on the completion of this work is expected to be substantially less than originally anticipated. The completion of Project Pass is on schedule, with about $2 million of remaining costs expected to be incurred in the June 2004 quarter.

ASHLAND DISTRIBUTION

CURRENT QUARTER - Ashland Distribution reported record March quarter operating income of $19 million, compared to $7 million for the March 2003 quarter. Improved customer service capabilities, increased operating efficiency and effective cost management enabled Ashland Distribution to improve sales per shipping day by 9% (of which 3% resulted from volume increases) compared to the 2003 quarter. The favorable effects of the higher sales were partially offset by a lower gross profit percentage, reflecting lower margins for chemicals, European plastics, environmental services and methanol. Selling, general and administrative (SG&A) expenses were down $5 million compared to the prior year period, reflecting the Top-Quartile Cost Structure (TQCS) initiative.

YEAR-TO-DATE - Ashland Distribution reported record operating income of $32 million for the six months ended March 31, 2004, compared to $15 million for the six months ended March 31, 2003. The improvement reflects the same factors described in the current quarter comparison. Sales per shipping day were up 9%, including 4% from volume increases. The gross profit percentage declined from 15.4% to 14.7%, reflecting lower margins for all business units except domestic plastics and composites. SG&A expenses declined $12 million. Income from litigation settlements and asset sales amounted to $4 million in the 2004 period compared to $7 million in the 2003 period.

ASHLAND SPECIALTY CHEMICAL

CURRENT QUARTER - Ashland Specialty Chemical reported record March quarter operating income of $19 million, compared to $5 million for the March 2003 quarter. Results from the thermoset core businesses (Casting Solutions, Composite Polymers and Specialty Polymers & Adhesives) increased 143%, while the water treatment core businesses (Drew Industrial and Drew Marine) increased 15%. Higher sales revenues and a reduced cost structure led to the improvement, despite slight margin pressure due to higher raw material costs. Sales per shipping day increased 7%. Results of the domestic thermoset businesses included four additional shipping days, reflecting a move to a calendar month end for revenue recognition, which increased revenues by $9 million and operating income by $4 million.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

ASHLAND SPECIALTY CHEMICAL (CONTINUED)

YEAR-TO-DATE - Operating income for Ashland Specialty Chemical was $42 million for the six months ended March 31, 2004, compared to $18 million for the six months ended March 31, 2003. Results from the thermoset core businesses increased 67%, while the water treatment core businesses increased 22%. The improvement reflects the same factors described in the current quarter comparison.

VALVOLINE

CURRENT QUARTER - Valvoline reported record March quarter operating income of $24 million, a 33% increase from the 2003 quarter. Valvoline's core lubricant business improved with premium product sales volumes increasing 5%. Valvoline Instant Oil Change (VIOC) increased non-oil change revenues by 6% and premium lubricant oil changes by 3%. Valvoline's international operations improved due in large part to a 4% increase in lubricant sales volumes and strengthening foreign currencies.

YEAR-TO-DATE - Valvoline reported record operating income of $45 million for the six months ended March 31, 2004, a 41% improvement over the $32 million reported for the same period in 2003. Valvoline's core lubricant business improved with an 11% increase in sales volumes for premium products. VIOC reported record earnings due in part to an 8% increase in non-oil change revenues, and a 5% increase in premium oil changes. In addition, results from Valvoline's international operations improved due to a 4% increase in lubricant sales volumes and strengthening foreign currencies.

REFINING AND MARKETING

CURRENT QUARTER - Operating income from Refining and Marketing, which consists primarily of equity income from Ashland's 38% ownership interest in MAP, amounted to $2 million for the quarter ended March 31, 2004, compared to $21 million for the March 2003 quarter. Equity income from MAP's refining and wholesale marketing operations declined $13 million, reflecting a decline of 27 cents per barrel in MAP's refining and wholesale marketing margin, due to higher manufacturing and crude oil costs. MAP completed a substantial amount of planned refinery maintenance during the quarter and expects to run at full capacity moving into the spring driving season. In addition, MAP completed a number of other projects including a multi-year improvement project at its Catlettsburg, Ky., refinery and a 13,000 barrels per day (bpd) expansion of the crude oil processing unit at its Garyville, La., refinery. The latter project increased MAP's overall crude oil capacity from 935,000 bpd to 948,000 bpd. Equity income from MAP's retail operations (Speedway SuperAmerica and a 50% interest in the Pilot Travel Centers joint venture) increased $1 million, reflecting decreased operating and administrative expenses. Ashland's administrative and other costs related to Refining and Marketing were unusually high due to mark-to-market charges of $4 million on margin hedges and transaction costs of $2 million associated with the proposed transfer of Ashland's 38% interest in MAP to Marathon Oil Corporation (Marathon).

On March 19, 2004, Ashland announced the signing of an agreement under which it would transfer its 38% interest in MAP and two wholly-owned businesses to Marathon in a transaction structured to be generally tax free and valued at approximately $3.0 billion. The two other businesses are Ashland's maleic anhydride business and 61 VIOC centers. The transaction is subject to several previously disclosed conditions, including approval by Ashland's shareholders, customary antitrust review, consent from public debt holders and receipt of a favorable private letter ruling from the Internal Revenue Service with respect to the tax treatment. While there is meaningful risk that the transaction will not receive the favorable ruling from the IRS, in which case the transaction would not close, Ashland believes it is more likely than not that this transaction will receive a favorable ruling. If the conditions are met, the transaction is expected to close by the end of the 2004 calendar year.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

REFINING AND MARKETING (CONTINUED)

YEAR-TO-DATE - Operating income from Refining and Marketing amounted to $27 million for the six months ended March 31, 2004, compared to $45 million for the 2003 period. Equity income from MAP's refining and wholesale marketing operations declined $16 million, reflecting a 24 cents per barrel decline in MAP's refining and wholesale marketing margin, due to the same factors described in the current quarter comparison. Equity income from MAP's retail operations increased $2 million, due to the net effects of higher product and merchandise margins, partially offset by lower volumes reflecting the sale of SSA's 190 southern stores in May 2003. Equity income from MAP's transportation operations increased $4 million due to higher throughput and lower expenses in the December 2003 quarter. Ashland's administrative and other costs increased $6 million due to the same factors described in the current quarter comparison.

CORPORATE

Corporate expenses amounted to $21 million in the quarter ended March 31, 2004, compared to $18 million in the March 2003 quarter, reflecting increased deferred compensation costs. Corporate expenses amounted to $42 million for the six months ended March 31, 2004, compared to $46 million for the 2003 period. The decrease reflects an $8 million charge in the December 2002 quarter for severance and other transition costs related to Ashland's program to reduce general and administrative costs, partially offset by higher deferred compensation costs in the 2004 period.

NET INTEREST AND OTHER FINANCIAL COSTS

Net interest and other financial costs declined to $29 million in the March 2004 quarter, compared to $32 million in the March 2003 quarter. For the six months ended March 31, 2004, net interest and other financial costs amounted to $59 million, compared to $65 million for the 2003 period. The declines reflect a reduction in the average level of debt outstanding.

DISCONTINUED OPERATIONS

As described in Notes B and F to the Condensed Consolidated Financial Statements, Ashland's results from discontinued operations include charges associated with estimated future asbestos liabilities less probable insurance recoveries, as well as net income from the discontinued operations of its Electronic Chemicals business. Such amounts are summarized in the following table.

-------------------------------------------------------------------------------------------------------------------------
                                                                         Three months ended          Six months ended
                                                                              March 31                   March 31
                                                                       ------------------------   -----------------------
(In millions)                                                               2004          2003         2004         2003
-------------------------------------------------------------------------------------------------------------------------
PRETAX INCOME (LOSS) FROM DISCONTINUED OPERATIONS
      Reserves for asbestos-related litigation                         $      (7)   $       (7)   $     (15)   $    (162)
      Electronic Chemicals
          Results of operations                                                -             3            -            7
          Loss on disposal                                                     -             -           (1)           -
INCOME TAXES
      Reserves for asbestos-related litigation                                 2             3            6           63
      Electronic Chemicals
          Results of operations                                                -            (1)           -           (1)
          Loss on disposal                                                     -             -            -            -
                                                                       ----------   -----------   ----------   ----------
RESULTS FROM DISCONTINUED OPERATIONS (NET OF INCOME TAXES)             $      (5)   $       (2)   $     (10)   $     (93)
                                                                       ==========   ===========   ==========   ==========

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

FINANCIAL POSITION

LIQUIDITY

Cash flows from operations, a major source of Ashland's liquidity, amounted to $58 million for the six months ended March 31, 2004, compared to $98 million for the six months ended March 31, 2003. Cash distributions from MAP amounted to $146 million in the 2004 period compared to $93 million in the 2003 period. This increase was more than offset by $64 million in contributions to Ashland's pension plans in the 2004 period, compared to no such contributions in the 2003 period, and a $32 million increase in federal tax payments. Ashland's capital requirements for net property additions and dividends exceeded cash flows from operations by $50 million for the six months ended March 31, 2004. Ashland anticipates meeting its remaining 2004 capital requirements for property additions and dividends from internally generated funds. Under the terms of the proposed transaction with Marathon, MAP will not make quarterly cash distributions to Ashland and Marathon until the closing of the transaction.

Ashland's financial position has enabled it to obtain capital for its financing needs and to maintain investment grade ratings on its senior debt of Baa2 from Moody's and BBB from Standard & Poor's (S&P). In August 2003, S&P revised its outlook on Ashland to negative from stable, and lowered Ashland's commercial paper rating to A-3 from A-2. In March 2004, Moody's took a similar action after the announcement of the proposed transaction with Marathon and lowered Ashland's commercial paper rating to P-3 from P-2. These actions materially restrict, and could at times eliminate, the availability of the commercial paper market to Ashland. However, Ashland was able to utilize such markets in the March 2004 quarter and had $17 million of commercial paper outstanding at March 31, 2004. Ashland has two revolving credit agreements providing for up to $350 million in borrowings. Although Ashland borrowed $175 million under these agreements to repay commercial paper shortly after the S&P downgrade, the revolving credit agreements were not used during the six months ended March 31, 2004. In April 2004, Ashland executed an additional $150 million revolving credit agreement which expires March 31, 2005. Ashland intends to use this facility to fund currently maturing long-term debt and certain lease payments. While the revolving credit agreements contain covenants limiting new borrowings based on Ashland's stockholders' equity, these agreements would have permitted an additional $1.9 billion of borrowings at March 31, 2004. Additional permissible borrowings are increased (decreased) by 150% of any increase (decrease) in stockholders' equity.

At March 31, 2004, working capital (excluding debt due within one year) amounted to $768 million, compared to $703 million at September 30, 2003, and $771 million at March 31, 2003. The amount at March 31, 2003 included net assets of $167 million of the discontinued Electronic Chemical operations held for sale. Ashland's working capital is affected by its use of the LIFO method of inventory valuation. The LIFO method valued inventories below their replacement costs by $81 million at March 31, 2004, compared to $78 million at September 30, 2003, and $70 million at March 31, 2003. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 89% of current liabilities at March 31, 2004, compared to 92% at September 30, 2003, and 75% at March 31, 2003. The improvements since last March reflect a combination of an increase of $98 million in cash equivalents and a reduction of $158 million in short-term debt that resulted principally from the sale of the Electronic Chemicals business.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

CAPITAL RESOURCES

For the six months ended March 31, 2004, property additions amounted to $86 million, compared to $52 million for the 2003 period. The increase reflects a $33 million buyout of an operating lease for a portion of the buildings on Ashland's Dublin, Ohio campus.

Ashland's debt level amounted to $1.6 billion at March 31, 2004 and September 30, 2003, and $1.8 billion at March 31, 2003. Debt as a percent of capital employed amounted to 40.1% at March 31, 2004, compared to 41.7% at September 30, 2003, and 46.8% at March 31, 2003. At March 31, 2004,
Ashland's debt included $32 million of floating-rate obligations, and the interest rates on an additional $183 million of fixed-rate, medium-term notes were effectively converted to floating rates through interest rate swap agreements. In addition, Ashland's costs under its sale of receivables program and various operating leases are based on the floating-rate interest costs on $184 million of third-party debt underlying those transactions. As a result, Ashland was exposed to fluctuations in short-term interest rates on $399 million of debt obligations at March 31, 2004.

ASBESTOS-RELATED LITIGATION AND ENVIRONMENTAL REMEDIATION

For a discussion of Ashland's asbestos-related litigation and environmental remediation matters, see Note F to the Condensed Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis (MD&A) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, with respect to various information in the Results of Operations, Financial Position, and Asbestos-Related Litigation and Environmental Remediation sections of this MD&A. These statements include those that refer to Ashland's operating performance, earnings and expectations about the MAP transaction. Although Ashland believes its expectations are based on reasonable assumptions, it cannot assure the expectations reflected herein will be achieved. These forward-looking statements are based upon internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, weather, operating efficiencies and economic conditions, such as prices, supply and demand, cost of raw materials, and legal proceedings and claims (including environmental and asbestos matters) and are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from those described in the forward-looking statements. The risks, uncertainties, and assumptions include the possibility that Ashland will be unable to fully realize the benefits anticipated from the MAP transaction; the possibility of failing to receive a favorable ruling from the Internal Revenue Service; the possibility that Ashland fails to obtain the approval of its shareholders; the possibility that the transaction may not close or that Ashland may be required to modify some aspect of the transaction to obtain regulatory approvals. Other factors and risks affecting Ashland are contained in Risks and Uncertainties in Note A to the Consolidated Financial Statements in Ashland's Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2003. Ashland undertakes no obligation to subsequently update or revise these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland's market risk exposure at March 31, 2004 is generally consistent with the types and amounts of market risk exposures presented in Ashland's Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2003.

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

                        PART II - OTHER INFORMATION
                        ---------------------------

--------------------------------------------------------------------------------

     ITEM 1.  LEGAL PROCEEDINGS

     ASBESTOS-RELATED LITIGATION - For additional information regarding liabilities arising from asbestos-related litigation, see Note F to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.

     U.S. DEPARTMENT OF JUSTICE ANTITRUST DIVISION INVESTIGATION - In November 2003, Ashland received a subpoena relating to a foundry resins grand jury investigation. Ashland is providing responsive records to the subpoena. As is frequently the case when such investigations are in progress, a civil action was filed in federal district court for the Northern District of Illinois in April 2004. The plaintiff seeks class action status for a class of customers of foundry resins. Ashland will vigorously defend this action.

     ENVIRONMENTAL PROCEEDINGS - (1) Under the federal Comprehensive Environmental Response Compensation and Liability Act (as amended) and similar state laws, Ashland may be subject to joint and several liability for clean-up costs in connection with alleged releases of hazardous substances at sites where it has been identified as a "potentially responsible party" ("PRP"). As of March 31, 2004, Ashland had been named a PRP at 99 waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency ("USEPA") or a state agency, in which Ashland is typically participating as a member of a PRP group. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight, and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance. For additional information regarding environmental matters and reserves, see Note F to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.

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

     (3) Pursuant to a 1988 Resource Conservation and Recovery Act Administrative Consent Order ("Consent Order"), Ashland is remediating soil and groundwater at a former chemical distribution facility site in Lansing, Michigan. The USEPA has asserted that Ashland has not complied with certain provisions of the Consent Order and, although Ashland disputes this assertion, Ashland and the USEPA have agreed to resolve the dispute. Ashland has agreed to payment of a $650,000 penalty, pending agreement on settlement terms and conditions. Ashland is continuing to work with the USEPA to define Ashland's continuing obligations under the Consent Order. No formal penalty proceeding has been initiated.

     (4) In 1990, contamination of groundwater at Ashland's former Canton, Ohio refinery (now owned and operated by MAP) was first identified and reported to Ohio's Environmental Protection Agency ("OEPA"). Since that time, Ashland has voluntarily conducted investigation and remediation activities and regularly communicated with OEPA regarding this matter. Ashland and the state of Ohio have exchanged Consent Order drafts and have met to negotiate the terms of such an order. The state filed a complaint in February 2004, but simultaneously expressed an interest in continuing Consent Order settlement discussions. Following the filing of the complaint, Ashland, OEPA and Ohio's Office of the Attorney General have continued to work to finalize a Consent Order. The state has advised that it will assess a penalty as part of the overall settlement and has made an initial request for $650,000.

     SHAREHOLDER DERIVATIVE LITIGATION - On August 16, 2002, Central Laborers' Pension Fund, derivatively as a shareholder of Ashland, instituted an action in the Circuit Court of Kentucky in Kenton County against Ashland's then-serving Board of Directors. On motion of Ashland and the other defendants, the case was removed to the United States District Court, Eastern District of Kentucky, Covington Division. The case has been remanded to the state court. Ashland has filed a Motion to Dismiss the
Complaint. The action is purportedly filed on behalf of Ashland, and asserts the following causes of action against the Directors: breach of fiduciary duty, abuse of control, gross mismanagement, and waste of corporate assets. The suit also names Paul W. Chellgren, the then-serving Chief Executive Officer and Chairman of the Board, and James R. Boyd, former Senior Vice President and Group Operating Officer, as individual defendants, and it seeks to recover an unstated sum from them individually alleging unjust enrichment from various transactions completed during their tenure with Ashland. The suit further seeks an unspecified sum from Mr. Chellgren individually based upon alleged usurpation of corporate opportunities. The suit also names J. Marvin Quin, Ashland's Chief Financial Officer, as well as three former employees of Ashland's wholly-owned subsidiary, APAC, as individual defendants and alleges that they participated in the preparation and filing of false financial statements during fiscal years 1999 - 2001. The suit further names Ernst & Young LLP ("E&Y"), as a defendant, alleging professional accounting malpractice and negligence in the conduct of its audit of Ashland's 1999 and 2000 financial statements, respectively, as well as alleging that E&Y aided and abetted the individual defendants in their alleged breach of duties. The complaint seeks to recover, jointly and severally, from defendants an unstated sum of compensatory and punitive damages. The complaint seeks equitable and/or injunctive relief to avoid continuing harm from alleged ongoing illegal acts, and seeks a disgorgement of defendants' alleged insider-trading gains, in addition to the reasonable cost and expenses incurred in bringing the complaint, including attorneys' and experts' fees.

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

     ITEM 5. OTHER INFORMATION

     On March 19, 2004, Ashland announced the signing of an agreement under which it would transfer its 38 percent interest in MAP and two wholly-owned businesses to Marathon Oil Corporation in a transaction structured to be generally tax free and valued at approximately $3.0 billion. The two other businesses are Ashland's maleic anhydride business and 61 Valvoline Instant Oil Change centers in Michigan and northwest Ohio, which are valued at $94 million.

     Under the terms of the agreement, Ashland's shareholders would receive Marathon common stock with a value of $315 million (or approximately $4.50 per Ashland share based on the number of shares currently outstanding). Ashland would receive cash and MAP accounts receivable totaling approximately $2.7 billion. MAP will not make quarterly cash distributions to Ashland and Marathon between the signing of the agreement and the closing of the transaction. As a result, the final amount received by Ashland would be increased by an amount equal to 38 percent of the cash accumulated from operations during the period prior to closing. Ashland would use a substantial portion of the transaction proceeds to retire all or most of the company's outstanding debt and certain other financial obligations. After payment of these obligations, Ashland would have a material net cash position.

     The transaction is subject to, among other things, approval by Ashland's shareholders, customary antitrust review, consent from public debt holders and receipt of a favorable private letter ruling from the Internal Revenue Service ("IRS") with respect to the tax treatment of the transaction. There is meaningful risk that the transaction will not receive the favorable ruling from the IRS, in which case the transaction would not proceed. However, Ashland believes it is more likely than not that this transaction will receive a favorable ruling. If these conditions are met, the transaction is expected to close by the end of the 2004 calendar year.

     The foregoing description of the transaction is qualified in its entirety by reference to the terms of the agreements which were filed as Exhibits to Ashland's Form 8-K filed on March 22, 2004.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits
        --------

4 Amendment No. 1 dated as of March 18, 2004, to the Rights Agreement, dated as of May 16, 1996, between Ashland Inc. and the Rights Agent.

10.1 Amendment No. 2 dated as of March 17, 2004, to the Put/Call, Registration Rights and Standstill Agreement among Marathon Oil Company, Ashland Inc. and Marathon Ashland Petroleum LLC.

10.2 Amendment No.1 dated as of March 17, 2004, to the Amended and Restated Limited Liability Company Agreement of Marathon Ashland Petroleum LLC.

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

     (b) Reports on Form 8-K
         -------------------

         During the quarter ended March 31, 2004, and between such date and the filing of this quarterly report on Form 10-Q, Ashland furnished the following reports on Form 8-K:

(1)      A report on Form 8-K dated January 7, 2004  announcing  that Garry
         M. Higdem was elected as Senior Vice President of Ashland and President of Ashland Paving And Construction, Inc., effective January 12, 2004.

(2) A report on Form 8-K dated January 26, 2004 reporting Ashland's first quarter fiscal 2004 results.

(3) A report on Form 8-K dated January 26, 2004 containing a Regulation FD disclosure.

(4) A report on Form 8-K dated February 24, 2004 containing a Regulation FD disclosure.

(5) A report on Form 8-K dated March 22, 2004 announcing the signing of an agreement under which Ashland would transfer its 38 percent interest in Marathon Ashland Petroleum LLC and two wholly-owned businesses to Marathon Oil Corporation in a transaction structured to be generally tax free and valued at approximately $3.0 billion. The two other businesses are Ashland's maleic anhydride business and 61 Valvoline Instant Oil Change centers in Michigan and northwest Ohio.

(6) A report on Form 8-K dated April 7, 2004 containing a Regulation FD disclosure.

(7) A report on Form 8-K dated April 15, 2004 announcing that Lamar M. Chambers has been elected Vice President and Controller of Ashland, effective May 1, 2004.

(8) A report on Form 8-K dated April 26, 2004 containing a Regulation FD disclosure.

(9) A report on Form 8-K dated April 26, 2004 reporting Ashland's second quarter fiscal 2004 results.

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


                                                       Ashland Inc.
                                           --------------------------------
                                                     (Registrant)

Date:  May 11, 2004                        /s/ J. Marvin Quin
                                           --------------------------------
                                           J. Marvin Quin
                                           Senior Vice President and
                                           Chief Financial Officer (on behalf
                                           of the Registrant as principal
                                           financial officer)

                               EXHIBIT INDEX

Exhibit
No.                            Description
-------  ------------------------------------------------------------------
4 Amendment No. 1 dated as of March 18, 2004, to the Rights Agreement, dated as of May 16, 1996, between Ashland Inc. and the Rights Agent.

10.1 Amendment No. 2 dated as of March 17, 2004, to the Put/Call, Registration Rights and Standstill Agreement among Marathon Oil Company, Ashland Inc. and Marathon Ashland Petroleum LLC.

10.2 Amendment No. 1 dated as of March 17, 2004, to the Amended and Restated Limited Liability Company Agreement of Marathon Ashland Petroleum LLC.

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