Form 10-Q
period 2004-06-30
ASHLAND INC
filed 2004-08-12
CIK 7694

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934




                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

     At July 31, 2004, there were 71,066,675 shares of Registrant's Common Stock outstanding. One Right to purchase one-thousandth of a share of Series A Participating Cumulative Preferred Stock accompanies each outstanding share of Registrant's Common Stock.


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

------------------------------------------------------------------------------------------------------------------------------------
                                                                                       Three months ended         Nine months ended
                                                                                            June 30                     June 30
                                                                                     ----------------------     --------------------
(In millions except per share data)                                                   2004         2003           2004         2003
-----------------------------------------------------------------------------------------------------------     --------------------
REVENUES
      Sales and operating revenues                                               $   2,192    $   2,006      $   5,928    $   5,388
      Equity income                                                                    221          104            277          169
      Other income                                                                      12           15             34           43
                                                                                 ----------   ----------     -----------  ----------
                                                                                     2,425        2,125          6,239        5,600
COSTS AND EXPENSES
      Cost of sales and operating expenses                                           1,756        1,602          4,727        4,296
      Selling, general and administrative expenses                                     330          336            974        1,004
      Depreciation, depletion and amortization                                          47           49            144          153
                                                                                 ----------   ----------    -----------   ----------
                                                                                     2,133        1,987          5,845        5,453
                                                                                 ----------   ----------    -----------   ----------
OPERATING INCOME                                                                       292          138            394          147
      Net interest and other financial costs                                           (29)         (31)           (88)         (97)
                                                                                 ----------   ----------    -----------   ----------
INCOME FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                                                              263          107            306           50
      Income taxes                                                                     (96)         (36)          (111)         (17)
                                                                                 ----------   ----------    -----------   ----------
INCOME FROM CONTINUING OPERATIONS                                                      167           71            195           33
      Results from discontinued operations (net of income taxes) - Note B               (6)          (1)           (16)         (94)
                                                                                 ----------   ----------    -----------   ----------
NET INCOME (LOSS)                                                                $     161    $      70     $      179    $     (61)
                                                                                 ==========   ==========    ===========   ==========

BASIC EARNINGS (LOSS) PER SHARE - Note A
      Income from continuing operations                                          $    2.38    $    1.04     $     2.80    $     .48
      Results from discontinued operations                                            (.09)        (.02)          (.23)       (1.38)
                                                                                 ----------   ----------    -----------   ----------
      Net income (loss)                                                          $    2.29    $    1.02     $     2.57    $    (.90)
                                                                                 ==========   ==========    ===========   ==========

DILUTED EARNINGS (LOSS) PER SHARE - Note A
      Income from continuing operations                                          $    2.35    $    1.03     $     2.75    $     .48
      Results from discontinued operations                                            (.09)        (.02)          (.22)       (1.37)
                                                                                 ----------   ----------    -----------   ----------
      Net income (loss)                                                          $    2.26    $    1.01     $     2.53    $    (.89)
                                                                                 ==========   ==========    ===========   ==========

DIVIDENDS PAID PER COMMON SHARE                                                  $    .275    $    .275     $     .825    $    .825

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                       June 30       September 30           June 30
(In millions)                                                                             2004               2003              2003
------------------------------------------------------------------------------------------------------------------------------------


                                       ASSETS
                                       ------
CURRENT ASSETS
      Cash and cash equivalents                                                      $     183          $     223         $     112
      Accounts receivable                                                                1,256              1,170             1,085
      Allowance for doubtful accounts                                                      (39)               (35)              (40)
      Inventories - Note A                                                                 510                441               512
      Deferred income taxes                                                                115                142                98
      Assets of discontinued operations held for sale                                        -                  -               198
      Other current assets                                                                 204                144               186
                                                                                     ----------         ----------       ----------
                                                                                         2,229              2,085             2,151
INVESTMENTS AND OTHER ASSETS
      Investment in Marathon Ashland Petroleum LLC (MAP)                                 2,568              2,448             2,401
      Goodwill                                                                             513                523               519
      Asbestos insurance receivable (noncurrent portion)                                   400                399               398
      Other noncurrent assets                                                              393                340               345
                                                                                     ----------         ----------       ----------
                                                                                         3,874              3,710             3,663
PROPERTY, PLANT AND EQUIPMENT
      Cost                                                                               2,955              2,959             2,949
      Accumulated depreciation, depletion and amortization                              (1,791)            (1,748)           (1,725)
                                                                                     ----------        -----------       ----------
                                                                                         1,164              1,211             1,224
                                                                                     ----------        -----------       ----------
                                                                                     $   7,267          $   7,006         $   7,038
                                                                                     ==========        ===========       ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

CURRENT LIABILITIES
      Debt due within one year                                                       $     204          $     102         $     296
      Trade and other payables                                                           1,384              1,371             1,235
      Liabilities of discontinued operations held for sale                                   -                  -                28
      Income taxes                                                                          15                 11                16
                                                                                     ----------         ----------       ----------
                                                                                         1,603              1,484             1,575
NONCURRENT LIABILITIES
      Long-term debt (less current portion)                                              1,338              1,512             1,564
      Employee benefit obligations                                                         394                385               493
      Deferred income taxes                                                                313                291               201
      Reserves of captive insurance companies                                              196                168               184
      Asbestos litigation reserve (noncurrent portion)                                     565                560               535
      Other long-term liabilities and deferred credits                                     358                353               346
      Commitments and contingencies - Notes D and F
                                                                                     ----------        -----------       ----------
                                                                                         3,164              3,269             3,323

COMMON STOCKHOLDERS' EQUITY                                                              2,500              2,253             2,140
                                                                                     ----------        -----------       ----------

                                                                                     $   7,267          $   7,006         $   7,038
                                                                                     ==========        ===========       ==========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Accumulated
                                                                                                           other
                                                   Common           Paid-in          Retained      comprehensive
(In millions)                                       stock           capital          earnings               loss              Total
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT OCTOBER 1, 2002                       $     68      $        338      $      1,961       $       (194)      $      2,173
      Total comprehensive income (1)                                                      (61)                76                 15
      Cash dividends                                                                      (56)                                  (56)
      Issued 64,370 common shares under
        stock incentive and other plans                                   8                                                       8
                                                 ----------    --------------    --------------     --------------     -------------
BALANCE AT JUNE 30, 2003                         $     68      $        346      $      1,844       $       (118)      $      2,140
                                                 ==========    ==============    ==============     ==============     =============


BALANCE AT OCTOBER 1, 2003                       $     68      $        350      $      1,961       $       (126)      $      2,253
      Total comprehensive income (1)                                                      179                 22                201
      Cash dividends                                                                      (57)                                  (57)
      Issued 2,698,722 common shares under
        stock incentive and other plans                 3               100                                                     103
                                                 ----------    --------------    --------------     --------------     -------------
BALANCE AT JUNE 30, 2004                         $     71      $        450      $      2,083       $       (104)      $      2,500
                                                 ==========    ==============    ==============     ==============     =============
------------------------------------------------------------------------------------------------------------------------------------
(1) Reconciliations of net income (loss) to total comprehensive income follow.

                                                                        Three months ended                 Nine months ended
                                                                              June 30                            June 30
                                                                   ----------------------------     -------------------------------
      (In millions)                                                    2004              2003               2004               2003
      ------------------------------------------------------------------------------------------------------------------------------
      Net income (loss)                                            $    161      $         70       $        179       $        (61)
      Minimum pension liability adjustment                                -                 -                  -                 19
          Related tax expense                                             -                 -                  -                 (7)
      Unrealized translation adjustments                                (12)               32                 22                 64
          Related tax benefits                                            -                 -                  -                  -
                                                                   ----------    --------------     --------------     -------------
      Total comprehensive income                                   $    149      $        102       $        201       $         15
                                                                   ==========    ==============     ==============     =============

      ------------------------------------------------------------------------------------------------------------------------------
      At June 30, 2004, the accumulated  other  comprehensive  loss of $104 million (after tax) was comprised of net unrealized translation gains of $12 million and a minimum pension liability of $116 million.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Nine months ended
                                                                                                                   June 30
                                                                                                            ------------------------
(In millions)                                                                                                    2004         2003
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS
      Income from continuing operations                                                                     $     195     $     33
      Expense (income) not affecting cash
          Depreciation, depletion and amortization                                                                144          153
          Deferred income taxes                                                                                    70           43
          Equity income from affiliates                                                                          (277)        (169)
          Distributions from equity affiliates                                                                    156          114
          Other items                                                                                               2           (1)
      Change in operating assets and liabilities (1)                                                             (213)         (62)
                                                                                                            -----------   ----------
                                                                                                                   77          111
CASH FLOWS FROM FINANCING
      Proceeds from issuance of common stock                                                                       86            1
      Repayment of long-term debt                                                                                 (75)        (191)
      Increase in short-term debt                                                                                   8          243
      Dividends paid                                                                                              (57)         (56)
                                                                                                            -----------   ----------
                                                                                                                  (38)          (3)
CASH FLOWS FROM INVESTMENT
      Additions to property, plant and equipment                                                                 (121)         (84)
      Purchase of operations - net of cash acquired                                                                (5)          (5)
      Proceeds from sale of operations                                                                             48            5
      Other - net                                                                                                  13           (6)
                                                                                                            -----------   ----------
                                                                                                                  (65)         (90)
                                                                                                            -----------   ----------
CASH PROVIDED (USED) BY CONTINUING OPERATIONS                                                                     (26)          18
      Cash provided (used) by discontinued operations                                                             (14)           4
                                                                                                            -----------   ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                                  (40)          22

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                                   223           90
                                                                                                            -----------   ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                                   $     183     $    112
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

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL REPORTING

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. All adjustments (consisting of normal recurring accruals) considered necessary by management for a fair presentation have been included, although such statements are subject to any year-end audit adjustments which may be necessary. These financial statements should be read in conjunction with Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (as amended to include the audited financial statements of Marathon Ashland Petroleum LLC for the year ended December 31, 2003). Results of operations for the periods ended June 30, 2004, are not necessarily indicative of results to be expected for Ashland's fiscal year ending September 30, 2004.

INVENTORIES

----------------------------------------------------------------------------------------------------------------------
                                                                         June 30          September  30       June 30
(In millions)                                                               2004               2003              2003
----------------------------------------------------------------------------------------------------------------------
Chemicals and plastics                                              $        390      $         333     $         364
Construction materials                                                        76                 67                82
Petroleum products                                                            73                 66                75
Other products                                                                50                 48                60
Supplies                                                                       6                  5                 5
Excess of replacement costs over LIFO carrying values                        (85)               (78)              (74)
                                                                    -------------     --------------    --------------
                                                                    $        510      $         441     $         512
                                                                    =============     ==============    ==============


EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (EPS) from continuing operations.

------------------------------------------------------------------------------------------------------------------------
                                                                        Three months ended         Nine months ended
                                                                              June 30                   June 30
                                                                      ------------------------   -----------------------
(In millions except per share data)                                        2004          2003         2004         2003
------------------------------------------------------------------------------------------------------------------------
NUMERATOR
Numerator for basic and diluted EPS - Income
      from continuing operations                                      $     167    $       71    $     195    $      33
                                                                      ==========   ===========   ==========   ==========
DENOMINATOR
Denominator for basic EPS - Weighted average
      common shares outstanding                                              70            68           70           68
Common shares issuable upon exercise of stock options                         1             1            1            1
                                                                      ----------   -----------   ----------   ----------
Denominator for diluted EPS - Adjusted weighted
      average shares and assumed conversions                                 71            69           71           69
                                                                      ==========   ===========   ==========   ==========

EARNINGS PER SHARE FROM CONTINUING OPERATIONS
      Basic                                                           $    2.38    $     1.04    $    2.80    $     .48
      Diluted                                                         $    2.35    $     1.03    $    2.75    $     .48

                                     6

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE B - DISCONTINUED OPERATIONS

Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos. Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation, a former subsidiary. During the quarter ended December 31, 2002, Ashland increased its reserve for asbestos claims by $390 million to cover litigation defense and claim settlement costs expected to be paid through December 2012. Because insurance provides reimbursements for most of these costs and coverage-in-place agreements exist with the insurance companies that provide substantially all of the coverage being accessed, the increase in the asbestos reserve was offset in part by probable insurance recoveries valued at $235 million. The resulting $155 million pretax charge to income, net of deferred income tax benefits of $60 million, was reflected as an after-tax loss from discontinued operations of $95 million in the Statement of Consolidated Income for the three months ended December 31, 2002. Additional reserves have been provided since then to reflect updates in the estimate of potential payments for litigation defense and claim settlement costs during the next ten years. See Note F for further discussion of Ashland's asbestos-related litigation.

On August 29, 2003, Ashland sold the net assets of its Electronic Chemicals business and certain related subsidiaries in a transaction valued at approximately $300 million before tax. Electronic Chemicals was a part of Ashland Specialty Chemical, providing ultra pure chemicals and other products and services to the worldwide semiconductor industry, with revenues of $215 million in 2003, $217 million in 2002 and $212 million in 2001. The sale reflects Ashland's strategy to optimize its business mix and focus greater attention on the remaining chemical and transportation construction operations where it can achieve strategic advantage. Ashland's after-tax proceeds were used primarily to reduce debt. All assets and liabilities of Electronic Chemicals are classified as current in the June 30, 2003 balance sheet. Assets of $198 million were composed of current assets of $52 million, investments and other assets of $26 million, and property, plant and equipment of $120 million. Liabilities of $28 million were composed of current liabilities of $15 million and noncurrent liabilities of $13 million.

Components of amounts reflected in the income statements related to discontinued operations are presented in the following table.

-------------------------------------------------------------------------------------------------------------------------
                                                                         Three months ended         Nine months ended
                                                                               June 30                   June 30
                                                                       ------------------------   -----------------------
(In millions)                                                               2004          2003         2004         2003
-------------------------------------------------------------------------------------------------------------------------
PRETAX INCOME (LOSS) FROM DISCONTINUED OPERATIONS
      Reserves for asbestos-related litigation                         $      (7)   $       (8)   $     (22)   $    (171)
      Electronic Chemicals
          Results of operations                                                -             5            -           12
          Loss on disposal                                                    (2)            -           (3)           -
INCOME TAXES
      Reserves for asbestos-related litigation                                 3             3            9           67
      Electronic Chemicals
          Results of operations                                                -            (1)           -           (2)
          Loss on disposal                                                     -             -            -            -
                                                                       ----------   -----------   ----------   ----------
RESULTS FROM DISCONTINUED OPERATIONS (NET OF INCOME TAXES)             $      (6)   $       (1)   $     (16)   $     (94)
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

------------------------------------------------------------------------------------------------------------------------
                                                                       Three months ended          Nine months ended
                                                                             June 30                    June 30
                                                                     ------------------------   ------------------------
(In millions)                                                              2004         2003         2004          2003
------------------------------------------------------------------------------------------------------------------------
Sales and operating revenues                                         $   11,155    $   8,005    $  29,773     $  23,338
Income from operations                                                      585          281          734           457
Net income                                                                  583          276          725           446
Ashland's equity income                                                     216          101          261           157


On March 19, 2004, Ashland announced the signing of an agreement under which it would transfer its 38% interest in MAP and two wholly-owned businesses to Marathon in a transaction structured to be generally tax free and valued at approximately $3.0 billion. The two other businesses are Ashland's maleic anhydride business and 61 Valvoline Instant Oil Change
(VIOC) centers. The transaction is subject to several previously disclosed conditions, including approval by Ashland's shareholders, consent from public debt holders and receipt of a favorable private letter ruling from the Internal Revenue Service with respect to the tax treatment. While there is meaningful risk that the transaction will not receive the favorable ruling from the IRS, in which case the transaction would not close, Ashland believes it is more likely than not that this transaction will receive a favorable ruling. If the conditions are met, the transaction is expected to close by the end of the 2004 calendar year.

NOTE D - LEASES AND OTHER COMMITMENTS

LEASES

Under various operating leases, Ashland has made guarantees with respect to the residual value of the underlying property. If Ashland had cancelled those leases at June 30, 2004, its maximum obligations under the residual value guarantees would have amounted to $102 million. Ashland does not expect to incur any significant charge to earnings under these guarantees, $24 million of which relates to real estate. These lease agreements are with unrelated third party lessors and Ashland has no additional contractual or other commitments to any party to the leases.

OTHER COMMITMENTS

Ashland has guaranteed 38% of MAP's payments for certain crude oil purchases, up to a maximum guarantee of $95 million. At June 30, 2004, Ashland's contingent liability under this guarantee amounted to $83 million. Although Ashland has not made and does not expect to make any payments under this guarantee, it has recorded the fair value of the guarantee obligation, which is not significant.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE E - EMPLOYEE BENEFIT PLANS

In May 2004, the Financial Accounting Standards Board issued Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the
Act)." Among other things, the Act will expand Medicare to include an outpatient prescription drug benefit beginning in 2006, as well as provide a subsidy for sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to the new Medicare drug benefit. The Staff Position is effective July 1, 2004. Ashland is currently evaluating the impact of the Act on its postretirement benefit plans and has not determined the effect of the Act on its financial statements.

Presently, Ashland anticipates contributing $128 million to its pension plans during fiscal 2004. As of June 30, 2004, $89 million of contributions have been made.

The  following   tables   detail  the   components  of  pension  and  other
postretirement benefit costs.

------------------------------------------------------------------------------------------------------------------------
                                                                                                 Other postretirement
                                                                       Pension benefits                benefits
                                                                    ------------------------   -------------------------
(In millions)                                                            2004          2003          2004          2003
------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30
Service cost                                                        $      12     $      13    $        1    $        3
Interest cost                                                              19            19             4             5
Expected return on plan assets                                            (18)          (15)            -             -
Other amortization and deferral                                             9             9            (2)           (2)
                                                                    ----------    ----------   -----------   -----------
                                                                    $      22     $      26    $        3    $        6
                                                                    ==========    ==========   ===========   ===========

NINE MONTHS ENDED JUNE 30
Service cost                                                        $      35     $      33    $        8    $        8
Interest cost                                                              53            50            15            18
Expected return on plan assets                                            (48)          (39)            -             -
Other amortization and deferral                                            24            23           (10)           (5)
                                                                    ----------    ----------   -----------   -----------
                                                                    $      64     $      67    $       13    $       21
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



------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------------------------------------------------------------

NOTE F - LITIGATION, CLAIMS AND CONTINGENCIES (continued)

----------------------------------------------------------------------------------------------------------------------
                                                 Nine months ended
                                                      June 30                       Years ended September 30
                                             ---------------------------    ------------------------------------------
(In thousands)                                     2004            2003           2003            2002           2001
----------------------------------------------------------------------------------------------------------------------
Open claims - beginning of period                   198             160            160             167            118
New claims filed                                     24              58             66              45             52
Claims settled                                       (6)             (5)            (7)            (15)            (2)
Claims dismissed                                    (17)            (17)           (21)            (37)            (1)
                                             -----------     -----------    -----------     -----------    -----------
Open claims - end of period                         199             196            198             160            167
                                             ===========     ===========    ===========     ===========    ===========

Since October 1, 2000, Riley has been dismissed as a defendant in 72% of the resolved claims. For the nine months ended June 30, 2004, amounts spent on litigation defense and claim settlements amounted to $1,736 per claim resolved, compared to $1,593 for the nine months ended June 30, 2003, and annual costs of $1,610 in 2003, $723 in 2002 and $4,445 in 2001. A progression of activity in the asbestos reserve is presented in the following table.

-----------------------------------------------------------------------------------------------------------------------
                                                 Nine months ended
                                                      June 30                        Years ended September 30
                                             ---------------------------    -------------------------------------------
(In millions)                                      2004            2003           2003            2002            2001
-----------------------------------------------------------------------------------------------------------------------
Asbestos reserve - beginning of period       $      610      $      202     $      202      $      199     $        57
Expense incurred                                     44             419            453              41             157
Amounts paid                                        (39)            (36)           (45)            (38)            (15)
                                             -----------     -----------    -----------     -----------    ------------
Asbestos reserve - end of period             $      615      $      585     $      610      $      202     $       199
                                             ===========     ===========    ===========     ===========    ============

During the December 2002 quarter, Ashland increased its reserve for asbestos claims by $390 million to cover the litigation defense and claim settlement costs for probable and reasonably estimable future payments related to existing open claims, as well as an estimate of those that may be filed in the future. Prior to December 31, 2002, the asbestos reserve was based on the estimated costs that would be incurred to settle existing open claims. A range of estimates of future asbestos claims and related costs using various assumptions was developed with the assistance of Hamilton, Rabinovitz & Alschuler, Inc. (HR&A), nationally recognized experts in that field. The methodology used by HR&A to project future asbestos costs was based largely on Ashland's recent experience, including claim-filing and settlement rates, disease mix, open claims, and litigation defense and claim settlement costs. Ashland's claim experience was compared to the results of previously conducted epidemiological studies estimating the number of people likely to develop asbestos-related diseases. Those studies were undertaken in connection with national analyses of the population expected to have been exposed to asbestos. Using that information, HR&A estimated a range of the number of future claims that may be filed, as well as the related costs that may be incurred in resolving those claims.

From the range of estimates, Ashland recorded the amount it believed to be the best estimate, which represented the expected payments for litigation defense and claim settlement costs during the next ten years. Subsequent updates to this estimate have been made based on a combination of a number of factors including the actual volume of new claims, recent settlement costs, changes in the mix of alleged disease, enacted legislative changes and other developments impacting Ashland's estimate of potential payments during the next ten years. In addition, at least annually, more formal estimates are developed with the assistance of HR&A. Ashland's reserve for asbestos claims on an undiscounted basis amounted to $615 million at June 30, 2004, compared to $585 million at June 30, 2003.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE F - LITIGATION, CLAIMS AND CONTINGENCIES (continued)

Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict. In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, Ashland believes its asbestos reserve represents the best estimate within a range of possible outcomes, and even though it is reasonably possible that additional costs might be incurred, they are not reasonably estimable at this time. If actual experience is worse than projected relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, Ashland may need to increase further the estimates of the costs associated with asbestos claims and these increases could potentially be material over time.


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

Ashland retained the services of Tillinghast-Towers Perrin to assist management in the estimation of probable insurance recoveries. Such recoveries are based on assumptions and estimates surrounding the available insurance coverage; one assumption of which is that all solvent insurance carriers remain solvent. Although coverage limits are resolved in the coverage-in-place agreement with Equitas Limited (Equitas) and other London companies, which collectively provide a significant portion of Ashland's insurance coverage for asbestos claims, there is a disagreement with these companies over the timing of recoveries. The resolution of this disagreement could have a material effect on the value of insurance recoveries from those companies. In estimating the value of future recoveries, Ashland has used the least favorable interpretation of this agreement under which the ultimate recoveries are extended for many years, resulting in a significant discount being applied to value those recoveries. Ashland will continue to apply this methodology until such time as the disagreement is resolved. On July 21, 2004, Ashland filed a demand for arbitration to resolve the dispute concerning the interpretation of this agreement.

At June 30, 2004, Ashland's receivable for recoveries of litigation defense and claim settlement costs from its insurers amounted to $430 million, of which $39 million relates to costs previously paid. Receivables from insurance companies amounted to $423 million at June 30, 2003. About 35% of the estimated receivables from insurance companies at June 30, 2004, are expected to be due from Equitas and other London companies. Of the remainder, over 90% is expected to come from companies or groups that are rated A or higher by A. M. Best.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE F - LITIGATION, CLAIMS AND CONTINGENCIES (CONTINUED)

ENVIRONMENTAL PROCEEDINGS

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At June 30, 2004, such locations included 95 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, approximately 130 current and former operating  facilities  (including certain operating  facilities conveyed to
MAP) and about 1,220 service station properties. Ashland's reserves for environmental remediation amounted to $169 million at June 30, 2004, and $167 million at June 30, 2003. Such amounts reflect Ashland's estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.

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



------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

------------------------------------------------------------------------------------------------------------------------------------
                                                                                       Three months ended         Nine months ended
                                                                                             June 30                    June 30
                                                                                     ------------------------    -------------------
(In millions)                                                                            2004          2003         2004      2003
------------------------------------------------------------------------------------------------------------------------------------
REVENUES
    Sales and operating revenues
       APAC                                                                          $    698     $     683     $  1,755   $ 1,615
       Ashland Distribution                                                               838           733        2,320     2,081
       Ashland Specialty Chemical                                                         354           308          983       870
       Valvoline                                                                          330           307          945       889
       Intersegment sales
          Ashland Distribution                                                             (5)           (6)         (13)      (16)
          Ashland Specialty Chemical                                                      (23)          (19)         (61)      (50)
          Valvoline                                                                         -             -           (1)       (1)
                                                                                     ---------     ---------    ---------- --------
                                                                                        2,192         2,006        5,928     5,388
    Equity income
       APAC                                                                                 3             2           11         6
       Ashland Specialty Chemical                                                           2             1            5         5
       Valvoline                                                                            -             -            -         1
       Refining and Marketing                                                             216           101          261       157
                                                                                     ----------   -----------   ---------- --------
                                                                                          221           104          277       169
    Other income
       APAC                                                                                 9             3           20         5
       Ashland Distribution                                                                 1             3            8        17
       Ashland Specialty Chemical                                                           3             3            8         8
       Valvoline                                                                            2             1            3         4
       Refining and Marketing                                                              (2)            4           (7)        4
       Corporate                                                                           (1)            1            2         5
                                                                                     ----------   -----------   ---------- --------
                                                                                           12            15           34        43
                                                                                     ----------   -----------   ---------- --------
                                                                                     $  2,425     $   2,125     $  6,239   $ 5,600
                                                                                     ==========   ===========   ========== ========
OPERATING INCOME
    APAC                                                                             $     43     $      17     $     41   $   (39)
    Ashland Distribution                                                                   23            11           56        27
    Ashland Specialty Chemical                                                             22             3           63        21
    Valvoline                                                                              30            24           75        56
    Refining and Marketing (1)                                                            205           100          232       145
    Corporate                                                                             (31)          (17)         (73)      (63)
                                                                                     ----------   -----------   ---------  --------
                                                                                     $    292     $     138     $    394   $   147
                                                                                     ==========   ===========   ========== ========

--------------------------------------------------------------------------------
(1) Includes Ashland's equity income from MAP, amortization related to Ashland's excess investment in MAP, and other activities associated with refining and marketing.


------------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

------------------------------------------------------------------------------------------------------------------------------------
                                                                                       Three months ended         Nine months ended
                                                                                            June 30                    June 30
                                                                                     -----------------------    --------------------
                                                                                         2004          2003         2004      2003
------------------------------------------------------------------------------------------------------------------------------------
OPERATING INFORMATION
APAC
    Construction backlog at June 30 (millions) (1)                                                              $  1,869   $ 1,824
    Net construction job revenues (millions) (2)                                     $    409     $     402     $    982   $   904
    Hot-mix asphalt production (million tons)                                             9.9           9.8         22.7      21.0
    Aggregate production (million tons)                                                   8.1           7.6         21.0      19.7
    Ready-mix concrete production (million cubic yards)                                   0.4           0.6          1.4       1.5
Ashland Distribution (3)
    Sales per shipping day (millions)                                                $   13.3     $    11.6     $   12.3   $  11.1
    Gross profit as a percent of sales                                                   14.4%         15.1%        14.6%     15.3%
Ashland Specialty Chemical (3)
    Sales per shipping day (millions)                                                $    5.6     $     4.9     $    5.1   $   4.6
    Gross profit as a percent of sales                                                   30.7%         33.1%        32.3%     33.8%
Valvoline
    Lubricant sales (million gallons)                                                    50.0          49.2        141.3     142.2
    Premium lubricants (percent of U.S. branded volumes)                                 22.0%         19.8%        21.0%     18.5%
Refining and Marketing (4)
    Refinery runs (thousand barrels per day)
       Crude oil refined                                                                1,013           951          900       878
       Other charge and blend stocks                                                      142           129          174       130
    Refined product yields (thousand barrels per day)
       Gasoline                                                                           623           582          596       544
       Distillates                                                                        323           292          285       276
       Asphalt                                                                             85            76           70        69
       Other                                                                              138           138          136       123
                                                                                     ---------    ----------    ---------  --------
       Total                                                                            1,169         1,088        1,087     1,012
    Refined product sales (thousand barrels per day) (5)                                1,440         1,346        1,367     1,311
    Refining and wholesale marketing margin (per barrel) (6)                         $   5.27     $    2.94     $   2.87   $  2.21
    Speedway SuperAmerica (SSA)
       Retail outlets at June 30                                                                                   1,746     1,802
       Gasoline and distillate sales (million gallons)                                    802           882        2,371     2,608
       Gross margin - gasoline and distillates (per gallon)                          $  .1192     $   .1229     $  .1161   $ .1134
       Merchandise sales (millions) (7)                                              $    600     $     590     $  1,668   $ 1,695
       Merchandise margin (as a percent of sales)                                        23.4%         23.9%        24.4%     24.4%

------------------------------------------------------------------------------------------------------------------------------------

(1) Includes APAC's proportionate share of the backlog of unconsolidated joint ventures.
(2)      Total construction job revenues, less subcontract costs.
(3) Sales are defined as sales and operating revenues. Gross profit is defined as sales and operating revenues, less cost of sales and operating expenses, and depreciation and amortization relative to manufacturing assets.
(4) Amounts represent 100% of MAP's operations, in which Ashland owns a 38% interest.
(5) Total average daily volume of all refined product sales to MAP's wholesale, branded and retail (SSA) customers.
(6) Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation.
(7) Effective January 1, 2003, SSA adopted EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," which requires rebates from vendors to be recorded as reductions to cost of sales. Rebates from vendors recorded in SSA merchandise sales for periods prior to January 1, 2003 have not been restated and included $46 million in the nine months ended June 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

CURRENT QUARTER - Ashland reported net income of $161 million for the quarter ended June 30, 2004, compared to $70 million for the quarter ended June 30, 2003. Ashland reported income from continuing operations of $167 million for the quarter ended June 30, 2004, compared to $71 million for the quarter ended June 30, 2003. Ashland's results from discontinued operations, consisting of charges associated with estimated future asbestos liabilities less probable insurance recoveries, as well as net income from the discontinued operations of its Electronic Chemicals business, accounted for the difference in net income and income from continuing operations.

Consistent growth in sales and operating revenues, an improved cost structure and a healthier economy contributed to a 97% improvement in operating income for the Chemical Sector (which includes Ashland
Distribution, Ashland Specialty Chemical and Valvoline). Ashland Distribution achieved an all-time record for quarterly operating income, reflecting a 14% increase in sales and operating revenues. Operating income from Ashland Specialty Chemical improved on the strength of a 15% increase in sales and operating revenues. Valvoline recorded a 25% increase in operating income as its premium product strategy contributed to a 7%
increase in sales and operating revenues. In the Transportation Construction Sector, Ashland Paving And Construction, Inc. (APAC) continued its profit recovery, recording operating income of $43 million for the June 2004 quarter, compared to $17 million for the June 2003 quarter. Strong demand, favorable refining margins and improved throughput resulted in $205 million in operating income from Refining and Marketing, compared to $100 million for the June 2003 quarter.

YEAR-TO-DATE - Ashland reported net income of $179 million for the nine months ended June 30, 2004, compared to a net loss of $61 million for the nine months ended June 30, 2003. Ashland reported income from continuing operations of $195 million for the nine months ended June 30, 2004, compared to income of $33 million for the nine months ended June 30, 2003. Ashland's results from discontinued operations, consisting of charges associated with estimated future asbestos liabilities less probable insurance recoveries, as well as net income from the discontinued operations of its Electronic Chemicals business, accounted for the difference in net income and income from continuing operations.

Chemical Sector operating income totaled $194 million for the first nine months of fiscal 2004, compared to $104 million for the 2003 period. Ashland Distribution, Ashland Specialty Chemical and Valvoline all showed significant improvement, reflecting a combined 11% increase in sales and operating revenues and an improved cost structure. In the Transportation Construction Sector, APAC recorded operating income of $41 million for the 2004 period, compared to a loss of $39 million in the 2003 period, reflecting closer-to-normal weather and a reduced cost structure. Higher refining margins and improved throughput led to an increase in Refining and Marketing operating income from $145 million for the 2003 period to $232 million for the 2004 period. An analysis of operating income by industry segment follows.

APAC

CURRENT QUARTER - APAC reported operating income of $43 million for the June 2004 quarter, compared to $17 million for the June 2003 quarter. During the quarter, APAC sold a significant portion of its ready-mix operations, realizing proceeds net of selling expenses of $38 million and a pre-tax gain of $9 million. Though sales and operating revenues were only up 2%, overall margin was up, reflecting reduced costs across the business and increased profits from the sale of hot-mix asphalt and aggregates. Costs associated

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

APAC (CONTINUED)

with Project PASS, APAC's process redesign initiative, were $2 million in the June 2004 quarter, compared to $6 million in the June 2003 quarter, as that project is now essentially complete.

YEAR-TO-DATE - APAC reported operating income of $41 million for the nine months ended June 30, 2004, compared to an operating loss of $39 million for the nine months ended June 30, 2003. The improvement reflects more normal weather conditions, a reduced cost structure and a $9 million gain on the sale of a significant portion of APAC's ready-mix operations in the June 2004 quarter. Net construction job revenues (total construction job revenues less subcontract costs) increased 9% from the prior year period, while production of hot-mix asphalt increased 8% and aggregate production increased 7%. Costs associated with Project PASS were $10 million in the 2004 period, compared to $15 million in the 2003 period. At June 30, 2004, APAC's construction backlog, which consists of work awarded and funded but not yet performed, was $1.87 billion, a record for the June quarter and up slightly over the same period in 2003.

ASHLAND DISTRIBUTION

CURRENT QUARTER - Ashland Distribution reported operating income of $23 million, an all-time record for quarterly operating income, compared to $11 million for the June 2003 quarter. Sales and operating revenues increased 14%, reflecting a 10% growth in sales volumes due to a healthier economy and strong customer satisfaction. Ashland Distribution has continued to build on its leadership positions in logistics and operational excellence. These factors, coupled with the division's low-cost operational model, have contributed to its dramatic recovery. The gross profit percentage declined to 14.4%, compared to 15.1% in the June 2003 quarter, due to lower margins in chemicals and environmental services. Selling, general and administrative (SG&A) expenses were down $7 million compared to the prior year period, reflecting the benefits of the Top-Quartile Cost Structure
(TQCS) initiative.

YEAR-TO-DATE - Ashland Distribution reported record operating income of $56 million for the nine months ended June 30, 2004, compared to $27 million for the nine months ended June 30, 2003. The improvement reflects the same factors described in the current quarter comparison. Sales and operating revenues were up 11%, including 6% from volume increases. The gross profit percentage declined from 15.3% to 14.6%, due to lower margins in chemicals and environmental services. SG&A expenses declined $20 million. Income from litigation settlements and asset sales amounted to $4 million in the 2004 period compared to $7 million in the 2003 period.

ASHLAND SPECIALTY CHEMICAL

CURRENT QUARTER - Ashland Specialty Chemical reported operating income of $22 million for the June 2004 quarter, compared to $3 million for the June 2003 quarter, which included an impairment charge of $10 million for a mothballed maleic anhydride production facility in Neville Island, Pa. Growth initiatives combined with a lower cost structure led to improved results despite continued higher raw material costs. Results from the thermoset resins businesses (Casting Solutions, Composite Polymers and Specialty Polymers & Adhesives) improved 48%, as sales and operating revenues were up 18%, reflecting a 15% increase in sales volumes. Results from the water technologies businesses (Drew Industrial and Drew Marine) improved 57%, reflecting a 6% increase in sales and operating revenues.

YEAR-TO-DATE - Operating income for Ashland Specialty Chemical was $63 million for the nine months ended June 30, 2004, compared to $21 million for the nine months ended June 30, 2003. Results from the thermoset resins businesses increased 60%, while the water technologies businesses increased 34%. The improvement reflects the same factors described in the current quarter comparison.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

VALVOLINE

CURRENT QUARTER - Valvoline reported operating income of $30 million for the June 2004 quarter, a 25% improvement over the $24 million reported for the June 2003 quarter. Valvoline's core lubricant business improved on the strength of a 7% increase in branded lubricant sales volumes, aided by a 19% increase in premium lubricant sales volumes. Valvoline's international operations posted a record June quarter mostly due to a 9% increase in lubricant sales volumes and stronger foreign currencies. Valvoline Instant Oil Change (VIOC) earnings were lower as a result of a decline in the number of oil changes, the impact of which was partially offset by a 3% improvement in the average ticket price.

YEAR-TO-DATE - Valvoline reported record operating income of $75 million for the nine months ended June 30, 2004, a 34% improvement over the $56 million reported for the same period in 2003. Valvoline's core lubricant business improved, reflecting a 14% increase in sales volumes for premium lubricant products. VIOC reported record earnings due in part to a 3% increase in non-oil change revenues, and a 3% increase in premium oil changes, contributing to a 7% increase in the average ticket price. In addition, Valvoline's international operations posted record results mostly due to a 3% increase in lubricant sales volumes and stronger foreign currencies.

REFINING AND MARKETING

CURRENT QUARTER - Operating income from Refining and Marketing, which consists primarily of equity income from Ashland's 38% ownership interest in MAP, amounted to $205 million for the quarter ended June 30, 2004, compared to $100 million for the June 2003 quarter. MAP achieved the second-highest level of quarterly operating income in the joint venture's history. High demand in the spring driving season, strong refining margins, and record throughput at MAP's refineries contributed to a $129 million increase in equity income from MAP's refining and wholesale marketing operations. MAP's refining and wholesale marketing margin averaged $5.27 per barrel for the June 2004 quarter, compared to $2.94 per barrel in the June 2003 quarter. Crude oil throughput during the June 2004 quarter averaged a record 1.013 million barrels per day, up 7% over the June 2003 quarter. Equity income from MAP's retail operations (Speedway SuperAmerica
(SSA) and a 50% interest in the Pilot Travel Centers joint venture) decreased $11 million, reflecting an $8 million gain on the sale of 190 SSA stores in May 2003 and decreased product sales volumes as a result of the sale. Ashland's administrative and other costs related to Refining and Marketing increased by $10 million, reflecting mark-to-market losses of $2 million on margin hedges in the June 2004 quarter versus gains of $4 million in the June 2003 quarter, and transaction costs of $5 million associated with the proposed transfer of Ashland's 38% interest in MAP to Marathon Oil Corporation (Marathon).

On March 19, 2004, Ashland announced the signing of an agreement under which it would transfer its 38% interest in MAP and two wholly-owned businesses to Marathon in a transaction structured to be generally tax free and valued at approximately $3.0 billion. The two other businesses are Ashland's maleic anhydride business and 61 VIOC centers. On June 21, 2004, Ashland filed a preliminary proxy statement with the Securities and Exchange Commission related to the transaction. The transaction is subject to several previously disclosed conditions, including approval by Ashland's shareholders, consent from public debt holders and receipt of a favorable private letter ruling from the Internal Revenue Service with respect to the tax treatment. While there is meaningful risk that the transaction will not receive the favorable ruling from the IRS, in which case the transaction would not close, Ashland believes it is more likely than not that this transaction will receive a favorable ruling. If the conditions are met, the transaction is expected to close by the end of the 2004 calendar year.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

REFINING AND MARKETING (CONTINUED)

YEAR-TO-DATE - Operating income from Refining and Marketing amounted to $232 million for the nine months ended June 30, 2004, compared to $145 million for the 2003 period. Equity income from MAP's refining and wholesale marketing operations increased $113 million, reflecting a 66 cents per barrel increase in MAP's refining and wholesale marketing margin and increased throughput, due to the same factors described in the current quarter comparison. Equity income from MAP's retail operations declined $9 million due to the same factors described in the current quarter comparison. Ashland's administrative and other costs increased $17 million, reflecting mark-to-market losses of $7 million on margin hedges in the 2004 period versus gains of $4 million in the 2003 period, and transaction costs of $8 million associated with the proposed transfer of Ashland's 38% interest in MAP.

CORPORATE

Corporate expenses amounted to $31 million in the quarter ended June 30, 2004, compared to $17 million in the June 2003 quarter, reflecting increased incentive compensation costs. Corporate expenses amounted to $73 million for the nine months ended June 30, 2004, compared to $63 million for the 2003 period. The increase reflects higher incentive and deferred compensation costs in the 2004 period, partially offset by an $8 million charge in the December 2002 quarter for severance and other transition costs related to Ashland's program to reduce general and administrative costs.

NET INTEREST AND OTHER FINANCIAL COSTS

Net interest and other financial costs declined to $29 million in the June 2004 quarter, compared to $31 million in the June 2003 quarter. For the nine months ended June 30, 2004, net interest and other financial costs amounted to $88 million, compared to $97 million for the 2003 period. The declines reflect a reduction in the average level of debt outstanding.

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

-------------------------------------------------------------------------------------------------------------------------
                                                                         Three months ended         Nine months ended
                                                                               June 30                   June 30
                                                                       ------------------------   -----------------------
(In millions)                                                               2004          2003         2004         2003
-------------------------------------------------------------------------------------------------------------------------
PRETAX INCOME (LOSS) FROM DISCONTINUED OPERATIONS
      Reserves for asbestos-related litigation                         $      (7)   $       (8)   $     (22)   $    (171)
      Electronic Chemicals
          Results of operations                                                -             5            -           12
          Loss on disposal                                                    (2)            -           (3)           -
INCOME TAXES
      Reserves for asbestos-related litigation                                 3             3            9           67
      Electronic Chemicals
          Results of operations                                                -            (1)           -           (2)
          Loss on disposal                                                     -             -            -            -
                                                                       ----------   -----------   ----------   ----------
RESULTS FROM DISCONTINUED OPERATIONS (NET OF INCOME TAXES)             $      (6)   $       (1)  $      (16)   $     (94)
                                                                       ==========   ===========   ==========   ==========


--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

FINANCIAL POSITION

LIQUIDITY

Cash flows from operations, a major source of Ashland's liquidity, amounted to $77 million for the nine months ended June 30, 2004, compared to $111 million for the nine months ended June 30, 2003. Cash distributions from MAP amounted to $146 million in the 2004 period compared to $108 million in the 2003 period. This increase was more than offset by a $59 million increase in pension contributions and a $45 million increase in federal tax payments. Other operating cash flows from Ashland's wholly owned businesses increased $32 million. Ashland's capital requirements for net property additions and dividends exceeded cash flows from operations by $83 million for the nine months ended June 30, 2004. Cash flows from operations for the nine months ended June 30, 2004 have been supplemented by proceeds of $86 million from the issuance of common stock resulting from stock option exercises and proceeds of $48 million from the sale of certain APAC operations. Ashland anticipates meeting its remaining 2004 capital requirements for property additions and dividends from internally generated funds. Under the terms of the proposed transaction with Marathon, MAP will not make quarterly cash distributions to Ashland and Marathon until the closing of the transaction. The final amount received by Ashland from the transaction would be increased by an amount equal to 38% of the cash accumulated from operations during the period prior to closing.

Ashland's financial position has enabled it to obtain capital for its financing needs and to maintain investment grade ratings on its senior debt of Baa2 from Moody's and BBB from Standard & Poor's (S&P). In August 2003, S&P revised its outlook on Ashland to negative from stable, and lowered Ashland's commercial paper rating to A-3 from A-2. In March 2004, Moody's took a similar action after the announcement of the proposed MAP transaction with Marathon and lowered Ashland's commercial paper rating to P-3 from P-2. These actions materially restrict, and could at times eliminate, the availability of the commercial paper market to Ashland. Ashland has two revolving credit agreements providing for up to $350 million in borrowings. Although Ashland borrowed $175 million under these agreements to repay commercial paper shortly after the S&P downgrade, the revolving credit agreements were not used during the nine months ended June 30, 2004. In the June 2004 quarter, Ashland executed an additional $200 million revolving credit agreement which expires March 31, 2005. Ashland has utilized this facility to fund currently maturing long-term debt and certain lease payments, and had $8 million outstanding under this facility at June 30, 2004. While the revolving credit agreements contain covenants limiting new borrowings based on Ashland's stockholders' equity, these agreements would have permitted an additional $2.1 billion of borrowings at June 30, 2004. Additional permissible borrowings are increased (decreased) by 150% of any increase (decrease) in stockholders' equity.

At June 30, 2004, working capital (excluding debt due within one year) amounted to $830 million, compared to $703 million at September 30, 2003, and $872 million at June 30, 2003. The amount at June 30, 2003 included net assets of $170 million of the discontinued Electronic Chemical operations. Ashland's working capital is affected by its use of the LIFO method of inventory valuation. The LIFO method valued inventories below their replacement costs by $85 million at June 30, 2004, compared to $78 million at September 30, 2003, and $74 million at June 30, 2003. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 87% of current liabilities at June 30, 2004, compared to 92% at September 30, 2003, and 73% at June 30, 2003. The improvements since last June reflect a combination of an increase of $104 million in cash equivalents and a reduction of $245 million in short-term debt that resulted principally from the sale of the Electronic Chemicals business.

--------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

CAPITAL RESOURCES

For the nine months ended June 30, 2004, property additions amounted to $121 million, compared to $84 million for the 2003 period. The increase reflects a $33 million buyout of an operating lease for a portion of the buildings on Ashland's Dublin, Ohio campus.

Ashland's debt level amounted to $1.5 billion at June 30, 2004, $1.6 billion at September 30, 2003, and $1.9 billion at June 30, 2003. Debt as a percent of capital employed amounted to 38.1% at June 30, 2004, compared to 41.7% at September 30, 2003, and 46.5% at June 30, 2003. At June 30, 2004,
Ashland's debt included $37 million of floating-rate obligations, and the interest rates on an additional $183 million of fixed-rate, medium-term notes were effectively converted to floating rates through interest rate swap agreements. In addition, Ashland's costs under its sale of receivables program and various operating leases are based on the floating-rate interest costs on $186 million of third-party debt underlying those transactions. As a result, Ashland was exposed to fluctuations in short-term interest rates on $406 million of debt obligations at June 30, 2004.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland's market risk exposure at June 30, 2004 is generally consistent with the types and amounts of market risk exposures presented in Ashland's Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2003.

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

                        PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

     ITEM 1.  LEGAL PROCEEDINGS

ASBESTOS-RELATED LITIGATION - Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos. Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation ("Riley"), a former subsidiary. Although Riley was neither a producer nor a manufacturer of asbestos, its industrial boilers contained some asbestos-containing components provided by other companies. As of June 30, 2004, approximately 370,000 asbestos-related claims have been filed against Riley and/or Ashland. Of this number, approximately 171,000 claims have been disposed of by settlement or dismissal. The total number of claims pending as of June 30, 2004 is approximately 199,000, compared to 196,000 as of June 30, 2003.

The majority of these claims involve multiple plaintiffs and multiple defendants, with the number of defendants in many cases exceeding 100. The monetary damages sought in the asbestos-related complaints that have been filed in state or federal courts varies as a result of jurisdictional requirements and practices, though the overwhelming majority of these complaints either do not specify monetary damages sought or merely recite that the monetary damages sought meet or exceed the required jurisdictional minimum in the jurisdiction in which the complaint was filed. This variability, coupled with the actual experience of resolving claims over an extended period, demonstrates that damages requested in any particular lawsuit or complaint bears little or no relevance to the merits or disposition value of a particular case. Rather, the amount potentially recoverable by a specific plaintiff or group of plaintiffs is determined by other factors such as product identification or lack thereof, the type and severity of the disease alleged, the impact of bankruptcies of other companies that are co-defendants in claims, specific defenses available to certain defendants, other potential causative factors and the specific jurisdiction in which the claim is made.

For   additional    information    regarding   liabilities   arising   from
asbestos-related litigation, see Note F to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.


U.S. DEPARTMENT OF JUSTICE ANTITRUST DIVISION INVESTIGATIONS - (1) In April 2003, APAC-Missouri, Inc., an indirect wholly-owned subsidiary of Ashland, received a subpoena from the U.S. Department of Justice, Antitrust Division ("USDOJ") in a federal grand jury investigation involving Missouri Department of Transportation road building projects. On August 11, 2004, APAC-Missouri, Inc. and one current APAC-Missouri, Inc. employee were each indicted on a single charge alleging a violation of U.S. federal antitrust laws in connection with a single project bid by the Central Division of APAC-Missouri, Inc. in 2000 with revenues less than $8 million. APAC-Missouri, Inc. will vigorously defend the action.

(2) In November 2003, Ashland received a subpoena from the USDOJ relating to a foundry resins grand jury investigation. Ashland is providing responsive records to the subpoena. As is frequently the case when such investigations are in progress, a number of civil actions have since been filed in multiple jurisdictions, most of which are seeking class action status for classes of customers of foundry resins. Ashland will vigorously defend the actions.

ENVIRONMENTAL PROCEEDINGS - (1) Under the federal Comprehensive Environmental Response Compensation and Liability Act (as amended) and similar state laws, Ashland may be subject to joint and several liability for clean-up costs in connection with alleged releases of hazardous substances at sites where it has been identified as a "potentially responsible party" ("PRP"). As of June 30, 2004, Ashland had been named a PRP at 95 waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency ("USEPA") or a state agency, in which Ashland is typically participating as a member of a PRP group. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight, and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance. For additional information regarding environmental matters and reserves, see Note F to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

10.1     Amended and Restated Ashland Inc. Incentive Plan.

12       Computation of Ratio of Earnings to Fixed Charges.

31.1 Certificate of James J. O'Brien, Chief Executive Officer of Ashland, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

31.2 Certificate of J. Marvin Quin, Chief Financial Officer of Ashland, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, U.S.C.
         Section 1350.

32 Certificate of James J. O'Brien, Chief Executive Officer of Ashland, and J. Marvin Quin, Chief Financial Officer of Ashland, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) REPORTS ON FORM 8-K

During the quarter ended June 30, 2004, and between such date and the filing of this quarterly report on Form 10-Q, Ashland furnished the following reports on Form 8-K:

(1) A report on Form 8-K dated April 7, 2004 containing a Regulation FD disclosure.

(2) A report on Form 8-K dated April 15, 2004 announcing that Lamar M. Chambers has been elected Vice President and Controller of Ashland, effective May 1, 2004.

(3) A report on Form 8-K dated April 26, 2004 containing a Regulation FD disclosure.

(4) A report on Form 8-K dated April 26, 2004 reporting Ashland's second quarter fiscal 2004 results.

(5) A report on Form 8-K dated May 28, 2004 containing a Regulation FD disclosure.

(6) A report on Form 8-K dated June 18, 2004 announcing that APAC-Missouri, an indirect, wholly owned subsidiary of Ashland, received a subpoena from the U.S. Department of Justice, Antitrust Division in Missouri, in a road-building grand jury investigation.

(7) A report on Form 8-K dated June 28, 2004 containing a Regulation FD disclosure.

(8)      A report on Form 8-K dated July 14, 2004  announcing that Kathleen
         A. Ligocki had been elected to Ashland's Board of Directors.

(9) A report on Form 8-K dated July 26, 2004 containing a Regulation FD disclosure.

(10) A report on Form 8-K dated July 26, 2004 reporting Ashland's third quarter fiscal 2004 results.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Ashland Inc.
                                 -------------------------------------
                                            (Registrant)

Date:  August 12, 2004           /s/ J. Marvin Quin
                                 -------------------------------------
                                 J. Marvin Quin
                                 Senior Vice President and Chief
                                 Financial Officer (on behalf of the
                                 Registrant as principal financial
                                 officer)

                               EXHIBIT INDEX


Exhibit
  No.                          Description
--------------------------------------------------------------------------------

10.1     Amended and Restated Ashland Inc. Incentive Plan.

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