Form 10-Q/A
period 2004-03-31
ASHLAND INC
filed 2004-11-05
CIK 7694

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



                      Telephone Number: (859) 815-3333



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No

     Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No

     At April 30, 2004, there were 70,373,118 shares of Registrant's Common Stock outstanding. One Right to purchase one-thousandth of a share of Series A Participating Cumulative Preferred Stock accompanies each outstanding share of Registrant's Common Stock.


===============================================================================

                              EXPLANATORY NOTE

     This amendment to the Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2004 of Ashland Inc. ("Ashland") is being filed to indicate that Ashland has sought confidential treatment for portions of Exhibit 10.2 to this Quarterly Report. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the text of the amended item is set forth in its entirety in the pages attached hereto.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         4 Amendment No. 1 dated as of March 18, 2004, to the Rights Agreement, dated as of May 16, 1996, between Ashland Inc. and the Rights Agent.

         10.1     Amendment  No.  2 dated  as of  March  17,  2004,  to the
                  Put/Call, Registration Rights and Standstill Agreement among Marathon Oil Company, Ashland Inc. and Marathon Ashland Petroleum LLC.

         10.2*+ Amendment No.1 dated as of March 17, 2004, to the Amended and Restated Limited Liability Company Agreement of Marathon Ashland Petroleum LLC.

         12       Computation of Ratio of Earnings to Fixed Charges.

         31.1* Certificate of James J. O'Brien, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

         31.2* Certificate of J. Marvin Quin, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

         32* Certificate of James J. O'Brien, Chief Executive Officer of Ashland, and J. Marvin Quin, Chief Financial Officer of Ashland, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  *Filed  herewith.
                  +Confidential treatment has been requested for portions of this document. The confidential portions have been omitted and filed separately with the United States Securities and Exchange Commission.


     (b) Reports on Form 8-K

         During the quarter ended March 31, 2004, and between such date and the filing of this quarterly report on Form 10-Q, Ashland filed or furnished the following reports on Form 8-K:

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


                                                 Ashland Inc.
                                      ----------------------------------------
                                                (Registrant)



Date:  November 5, 2004               /s/ J. Marvin Quin
                                      ----------------------------------------
                                      J. Marvin Quin
                                      Senior Vice President and Chief
                                      Financial Officer (on behalf of
                                      the Registrant as principal financial
                                      officer)

                               EXHIBIT INDEX


  Exhibit
      No.                    Description
------------    --------------------------------------------------------------
     10.2+      Amendment  No. 1 dated as of March 17, 2004, to the Amended
                and  Restated  Limited   Liability   Company  Agreement  of
                Marathon Ashland Petroleum LLC.

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

     + Confidential treatment has been requested for portions of this document. The confidential portions have been omitted and filed separately with the United States Securities and Exchange Commission.