Form 10-K/A
period 2003-09-30
ASHLAND INC
filed 2004-11-08
CIK 7694

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                FORM 10-K/A

                              AMENDMENT NO. 2

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

                              EXPLANATORY NOTE

     This amendment to the Annual Report on Form 10-K/A for the fiscal year ended September 30, 2003 of Ashland Inc. ("Ashland") is being filed to include as exhibits the consents of Tillinghast-Towers Perrin and Hamilton, Rabinovitz & Alschuler, Inc. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the text of the amended item is set forth in its entirety in the pages attached hereto.

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

      (3) Exhibits

         3.1 - Third Restated Articles of Incorporation of Ashland (filed as Exhibit 3 to Ashland's Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

        3.2 - By-laws of Ashland, effective as of November 15, 2002 (filed as Exhibit 3.2 to Ashland's annual report on Form 10-K for the fiscal year ended September 30, 2002 and incorporated herein by reference).

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

        10.4 - Eleventh Amended and Restated Ashland Inc. Supplemental Early Retirement Plan for Certain Employees (filed as
                 Exhibit 10.3 to Ashland's Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

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

        10.7 - Form of Indemnification Agreement between Ashland Inc. and members of its Board of Directors.

        10.8  -  Ashland Inc. Nonqualified Excess Benefit Pension
                 Plan (filed as Exhibit 10.4 to Ashland's Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

        10.9 - Ashland Inc. Directors' Charitable Award Program (filed as Exhibit 10.11 to Ashland's annual report on Form 10-K
                 for  the  fiscal  year  ended   September   30,  2002  and
                 incorporated herein by reference).

        10.10 -  Ashland Inc. 1993 Stock Incentive Plan (filed as Exhibit
                 10.11 to Ashland's annual report on Form 10-K for the fiscal year ended September 30, 2000 and incorporated herein by reference).

        10.11 -  Ashland Inc. 1997 Stock Incentive Plan (filed as Exhibit
                 10.14 to Ashland's annual report on Form 10-K for the fiscal year ended September 30, 2002 and incorporated herein by reference).

        10.12 - Amended and Restated Ashland Inc. Incentive Plan (filed as Exhibit 10.15 to Ashland's annual report on Form 10-K
                 for  the  fiscal  year  ended   September   30,  2002  and
                 incorporated herein by reference).

        10.13 - Amended and Restated Limited Liability Company Agreement of Marathon Ashland Petroleum LLC dated as of December 31, 1998 (filed as Exhibit 10.17 to Ashland's annual report on Form 10-K for the fiscal year ended September 30, 1999 and incorporated herein by reference).

        10.14 - Put/Call, Registration Rights and Standstill Agreement as amended to December 31, 1998 among Marathon Oil Company, USX Corporation, Ashland Inc. and Marathon Ashland Petroleum (filed as Exhibit 10.18 to Ashland's annual report on Form 10-K for the fiscal year ended September 30, 1999 and incorporated herein by reference).

        11    -  Computation of Earnings Per Share (appearing on page F-9 of this annual report on Form 10-K).

        12    -  Computation of Ratio of Earnings to Fixed Charges.

        21    -  List of subsidiaries.

        23.1  -  Consent of independent auditors.

        23.2  -  Consent of PricewaterhouseCoopers LLP.

        23.3* -  Consent of Tillinghast-Towers Perrin.

        23.4* -  Consent of Hamilton, Rabinovitz & Alschuler, Inc.

        24    -  Power of Attorney, including resolutions of the Board of
                 Directors.

        31.1* - Certificate of James J. O'Brien, Chief Executive Officer of Ashland, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2* - Certificate of J. Marvin Quin, Chief Financial Officer of Ashland, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32*   -  Certificate of James J. O'Brien, Chief Executive Officer
                 of Ashland, and J. Marvin Quin, Chief Financial Officer of
                 Ashland, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         *Filed herewith

     Upon written or oral request, a copy of the above exhibits will be furnished at cost.

     (b) Reports on Form 8-K

     During the quarter ended September 30, 2003, and between such date and the filing of the annual report on Form 10-K, Ashland filed or furnished the following reports on Form 8-K.

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

                                           ASHLAND INC.
                                           (Registrant)
                                           By:


                                           /s/ J. Marvin Quin
                                           -----------------------------------
                                           J. Marvin Quin
                                           Senior Vice President and Chief
                                           Financial Officer

                                           Date:  November 8, 2004

                               EXHIBIT INDEX

        23.3     Consent of Tillinghast-Towers Perrin.

        23.4     Consent of Hamilton, Rabinovitz & Alschuler, Inc.

        31.1 - Certificate of James J. O'Brien, Chief Executive Officer of Ashland, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 - Certificate of J. Marvin Quin, Chief Financial Officer of Ashland, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32    -  Certificate of James J. O'Brien, Chief Executive Officer
                 of Ashland, and J. Marvin Quin, Chief Financial Officer of
                 Ashland, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.