Form 10-K
period 2004-09-30
ASHLAND INC
filed 2004-12-14
CIK 7694

============================================================================

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               -------------

                                 FORM 10-K

                     FOR ANNUAL AND TRANSITION REPORTS
                  PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

           (Mark One)
           |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended September 30, 2004

                                     OR
           |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________ to ___________


                       Commission file number 1-2918

                                ASHLAND INC.
                          (a Kentucky corporation)
                           I.R.S. No. 61-0122250

                        50 E. RiverCenter Boulevard
                                P.O. Box 391
                       Covington, Kentucky 41012-0391
                      Telephone Number (859) 815-3333

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|
     Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|
     At March 31, 2004, based on the New York Stock Exchange closing price, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $3,249,782,427. In determining this amount, the Registrant has assumed that its directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose.
     At November 30, 2004, there were 71,941,455 shares of Registrant's common stock outstanding.
                    DOCUMENTS INCORPORATED BY REFERENCE
     Portions of Registrant's definitive Proxy Statement for its January 27, 2005 Annual Meeting of Shareholders are incorporated by reference into
Part III.

                             TABLE OF CONTENTS

                                                                                                      Page
         PART I
                       Item 1.      Business.......................................................     1

                                      Corporate Developments.......................................     2

                                      APAC.........................................................     2

                                      Ashland Distribution.........................................     3

                                      Ashland Specialty Chemical...................................     3

                                      Valvoline....................................................     4

                                      Refining and Marketing.......................................     5

                                      Miscellaneous................................................     8

                       Item 2.      Properties.....................................................    12

                       Item 3.      Legal Proceedings..............................................    12

                       Item 4.      Submission of Matters to a Vote of Security Holders............    14

                       Item X.      Executive Officers of Ashland .................................    14


         PART II
                       Item 5.      Market for Registrant's Common Equity, Related Stockholder
                                       Matters and Issuer Purchases of Equity Securities...........    15

                        Item 6.     Selected Financial Data........................................    15

                        Item 7.     Management's Discussion and Analysis of Financial
                                       Condition and Results of Operations.........................    15

                        Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.....    15

                        Item 8.     Financial Statements and Supplementary Data....................    15

                        Item 9.     Changes in and Disagreements With Accountants
                                       on Accounting and Financial Disclosure......................    15

                        Item 9A.    Controls and Procedures........................................    16

                        Item 9B.    Other Information..............................................    16


         PART III
                        Item 10.    Directors and Executive Officers of the Registrant.............    16

                        Item 11.    Executive Compensation.........................................    16

                        Item 12.    Security Ownership of Certain Beneficial
                                       Owners and Management and Related Stockholder Matters.......    16

                        Item 13.    Certain Relationships and Related Transactions.................    17

                        Item 14.    Principal Accountant Fees and Services.........................    17


         PART IV
                        Item 15.    Exhibits and Financial Statement Schedules.....................    17


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

     Ashland's businesses are grouped into five industry segments: APAC, Ashland Distribution, Ashland Specialty Chemical, Valvoline and Refining and Marketing. Financial information about these segments for the three fiscal years ended September 30, 2004, is set forth on pages F-26 and F-27 of this annual report on Form 10-K.

     APAC performs asphalt and concrete contract construction work, including highway paving and repair, excavation and grading, and bridge construction, and produces asphaltic and ready-mix concrete, crushed stone and other aggregate in the southern and mid-continent United States.

     Ashland Distribution distributes chemicals, plastics and resins in North America and plastics in Europe. Ashland Distribution also provides environmental services.

     Ashland Specialty Chemical is focused on two primary businesses: thermoset resins and water technologies. It is a, worldwide supplier of specialty chemicals serving industries including building and construction; commercial and institutional water treatment; graphic arts and printing; industrial water treatment; marine; metal casting; packaging and converting; pulp and paper; recreational marine; and transportation.

     Valvoline is a producer and marketer of premium packaged motor oil and automotive chemicals, including appearance products, antifreeze, filters, and automotive fragrances. In addition, Valvoline is engaged in the "fast oil change" business through outlets operating under the Valvoline Instant Oil Change(R) name.

     Marathon Ashland Petroleum LLC ("MAP"), a joint venture with Marathon Oil Company ("Marathon"), operates seven refineries with a total crude oil refining capacity of 948,000 barrels per day. Refined products are distributed through a network of independent and company-owned outlets in the Midwest, the upper Great Plains and the southeastern United States. Marathon holds a 62% interest in MAP, and Ashland holds a 38% interest in MAP. Ashland accounts for its investment in MAP using the equity method.

     At September 30, 2004, Ashland and its consolidated subsidiaries had approximately 21,200 employees (excluding contract employees).

     Available Information. Ashland's Internet address is www.ashland.com. There, Ashland makes available, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as well as any beneficial ownership reports of officers and directors filed electronically on Forms 3, 4 and 5. All such reports will be available as soon as reasonably practicable after Ashland electronically files such material with, or furnishes such material to, the Securities and Exchange Commission ("SEC"). Ashland also makes available, free of charge on its website, its Corporate Governance Guidelines; Board Committee Charters; Director Independence Standards; and Code of Business Conduct for directors, officers and employees. These documents are also available in print to any shareholder who requests it. Information contained on Ashland's website is not part of this annual report on Form 10-K and is not incorporated by reference in this document.

     Ashland has designated a Presiding Director of the Board of Directors, whose primary responsibility is to preside over regular executive sessions of the Board in which management directors and other members of management do not participate. The Presiding Director is an independent director appointed by the Board. The non-management directors of the Board have designated Mr. Solso to serve in this capacity through Ashland's 2006 Annual Meeting. Shareholders and others interested in communicating directly with the Board, the Presiding Director, with a specific member of the Board or a Committee of the Board, or with the non-management directors as a group may do so by writing to the Presiding Director, Ashland Inc., 50
E. RiverCenter  Boulevard,  P.O. Box 391, Covington,  Kentucky  41012-0391,
Attn: Secretary. Communications directed to the Presiding Director will be reviewed by the Secretary and distributed to the Presiding Director as well as to other individual directors, as appropriate, depending on the subject matter and facts and circumstances outlined in such correspondence.

Communications that are not related to the duties and responsibilities of the Board, or are otherwise inappropriate, will not be forwarded to the Presiding Director, although all communications directed to the Board will be available to any director upon request.

                           CORPORATE DEVELOPMENTS


     On March 19, 2004, Ashland announced the signing of an agreement under which it would transfer its 38% interest in MAP and two wholly-owned businesses to Marathon in a transaction structured to be generally tax free and valued at approximately $3.0 billion. The two other businesses are Ashland's maleic anhydride business and 61 Valvoline Instant Oil Change ("VIOC") centers. The transaction is subject to several previously disclosed conditions, including approval by Ashland's shareholders, consent from Ashland's public debt holders and receipt of a favorable private letter ruling from the Internal Revenue Service ("IRS") with respect to the tax treatment of the transaction. Ashland has filed registration statements and proxy materials with the SEC and is responding to comments. In addition, Ashland submitted a request to the IRS for a private letter ruling on the tax-free status of the proposed transaction. Ashland continues to discuss the complex tax issues related to this transaction with the IRS. Ashland has not resolved all issues with the IRS and is exploring alternatives for the resolution of these issues. At this time, Ashland cannot predict whether the requested rulings will be received. If the requested rulings are not received, the transaction would have to be modified or terminated. In any event, Ashland does not believe that a transaction will close earlier than March 2005.


                                    APAC

     The Ashland Paving And Construction, Inc. group of companies ("APAC") is one of the nation's largest transportation construction contractors and is a major supplier of construction materials. APAC performs construction work, such as paving, repairing and resurfacing highways, streets, airports, residential and commercial developments, sidewalks and driveways, and grading and base work. In addition, it performs a number of construction services such as excavation and related activities in the construction of bridges and structures, drainage facilities and underground utilities. APAC conducts its business through 24 market-focused business units and a Major Projects Group operating in 14 southern and mid-continent states. These business units provide construction services and materials throughout the regions in which they operate. The market-focused business units and Major Projects Group are supported by management and administrative staff in Atlanta, Georgia.

     To deliver its services and products, APAC utilizes extensive aggregate-producing properties and construction equipment. It currently has 93 aggregate production facilities, including 36 permanent operating quarry locations; 31 ready-mix concrete plants; 226 hot-mix asphalt plants; and a fleet of over 13,000 mobile equipment units, including heavy construction equipment and transportation-related equipment. In certain market areas, APAC is vertically integrated with asphalt, aggregate and ready-mix operations, all complementing each other.

     Raw materials and aggregate generally consists of sand, gravel, granite, limestone and sandstone. About 29% of the aggregate produced by APAC is used in APAC's own contract construction work and the production of various processed construction materials. The remainder is sold to third parties. APAC also purchases substantial quantities of raw aggregate from other producers whose proximity to the job site renders it economically attractive. Most other materials, such as liquid asphalt, Portland cement and reinforcing steel, are purchased from third parties.

     Approximately 78% of APAC's sales and operating revenues are construction revenues, with the remaining 22% coming from sales of construction materials. Approximately 82% of APAC's construction revenues are derived directly from highway and other public sector sources, with the remaining 18% coming from industrial and commercial customers and private developers.

     Climate and weather significantly affect revenues and margins in the construction business. Due to its location, APAC tends to enjoy a relatively long construction season. Most of APAC's operating income is generated during the construction period of May to October.

     Total backlog at September 30, 2004, was $1,746 million (including APAC's $19 million proportionate share of work related to an unconsolidated equity joint venture), compared to $1,745 million at September 30, 2003. APAC includes a construction project in its backlog when a contract is awarded or a firm letter of commitment is obtained and funding is in place. The backlog at September 30, 2004, is considered firm, and a major portion is expected to be completed during fiscal 2005.

OTHER MATTERS

     For information on APAC and federal, state and local statutes and regulations governing releases into, or protection of, the environment, see "Item 3. Legal Proceedings - Environmental Proceedings" in this annual report on Form 10-K.

                            ASHLAND DISTRIBUTION

     Ashland Distribution distributes chemicals, plastics and resins in North America and plastics in Europe. Suppliers include many of the world's leading chemical manufacturers. Ashland Distribution specializes in providing mixed truckloads and less-than-truckload quantities to customers in a wide range of industries. Deliveries are facilitated through a network of owned or leased facilities including 126 locations in North America. Distribution of thermoplastic resins in Europe is conducted in 13 countries primarily through 17 third-party warehouses and one owned warehouse. Ashland Distribution operates in the following major market segments:

     Chemicals - Ashland Distribution distributes specialty and industrial chemicals, additives and solvents to industrial users in the United States, Canada, Mexico and Puerto Rico as well as some export operations. Markets served include the paint and coatings, personal care, inks, adhesives, polymer, rubber, industrial and institutional compounding, automotive, appliance and paper industries.

     Plastics - Ashland Distribution offers a broad range of thermoplastic resins and specialties to processors in the United States, Canada, Mexico and Puerto Rico as well as some export operations. Processors include injection molders, extruders, blow molders and rotational molders. Ashland Distribution also provides plastic material transfer and packaging services and less-than-truckload quantities of packaged thermoplastics. Additionally, Ashland Distribution markets a broad range of thermoplastics to processors in Europe via distribution centers located in Belgium, Denmark, England, Finland, France, Germany, Ireland, Italy, the Netherlands, Norway, Poland, Portugal, Spain and Sweden.

     Composites - Ashland Distribution supplies mixed truckload and less-than-truckload quantities of polyester thermosetting resins, fiberglass and other specialty reinforcements, catalysts and allied products to customers in the reinforced plastics and cultured marble industries through distribution facilities located throughout North America.

     Environmental Services - Working in cooperation with chemical waste service companies, Ashland Distribution provides customers with collection, disposal and recycling of hazardous and non-hazardous waste streams. Services are offered through a North American network of more than 30 distribution centers, including 10 storage facilities that have been fully permitted by the United States Environmental Protection Agency ("USEPA").

     On August 31, 2004, Ashland Distribution entered into an agreement to sell its ingestibles line of business - which includes food and beverage additives and pharmaceutical actives and excipients. Ashland expects the transaction to be completed by January 31, 2005.

                         ASHLAND SPECIALTY CHEMICAL

     Ashland Specialty Chemical is focused on two primary businesses: thermoset resins and water technologies. It is a worldwide supplier of specialty chemicals serving industries including building and construction; commercial and institutional water treatment; graphic arts and printing; industrial water treatment; marine; metal casting; packaging and converting; power generation; pulp and paper; recreational marine and transportation. Ashland Specialty Chemical owns and operates 38 manufacturing facilities and participates in 12 manufacturing joint ventures in 19 countries.

THERMOSET RESINS

     Composite Polymers - This business group manufactures and sells a broad range of corrosion-resistant, fire-retardant, general-purpose and high-performance marine grades of unsaturated polyester and vinyl ester resins and gel coats for the reinforced plastics industry. Key markets include the transportation, construction and marine industries. This business group has manufacturing plants in Jacksonville and Fort Smith, Arkansas; Los Angeles, California; Bartow, Florida; Pittsburgh and Philadelphia, Pennsylvania; Johnson Creek, Wisconsin; Kelowna, British Columbia, Canada; Kunshan, China; Porvoo and Lahti, Finland; Sauveterre, France; Miszewo, Poland;

Benicarlo, Spain; and, through separate joint ventures has manufacturing plants in Sao Paolo, Brazil, and Jeddah, Saudi Arabia. This business group also manufactures products through an Ashland Specialty Chemical facility located in Mississauga, Ontario, Canada. Composite Polymers also manufactures maleic anhydride in Neal, West Virginia, and markets maleic anhydride in North America. For information on the transfer of the maleic business as part of the proposed transfer of Ashland's 38% interest in MAP to Marathon, see "Item 1. Business - Corporate Developments" in this annual report on Form 10-K. In November 2004 this business group signed an agreement to purchase the DERAKANE(TM) epoxy vinyl ester resins business (which includes the DERAKANE MOMENTUM(TM) product line) from The Dow Chemical Company in a cash transaction valued at approximately $92 million. The closing of the transaction, which is anticipated to take place in late calendar 2004 or early 2005, is conditional upon a number of standard closing conditions, including several regulatory reviews.

     Casting Solutions - This business group manufactures and sells metal casting chemicals worldwide, including sand-binding resin systems, refractory coatings, release agents, engineered sand additives and riser sleeves. This group also provides casting process modeling, core making process modeling and rapid prototyping services. This business group serves the global metal casting industry from nine owned and operated manufacturing sites, which include factories located in Campinas, Brazil; Mississauga, Ontario, Canada; Changzhou, China; Milan, Italy; Alava, Cantabria, Spain; Kidderminster, England and Cleveland East and Cleveland West, Ohio. Casting Solutions also has eight joint venture manufacturing facilities located in Vienna, Austria; Pons and Le Goulet, France; Bendorf and Wuelfrath, Germany; Ulsan, South Korea; Alvsjo, Sweden and St. Gallen, Switzerland.

     Specialty Polymers and Adhesives - This business group manufactures and sells adhesive solutions to the building and construction, transportation, and packaging and converting markets. Key technologies and markets include: emulsion polymer isocyanate adhesives for structural wood bonding; elastomeric polymer adhesives and butyl rubber roofing tapes for commercial roofing applications; polyurethane and epoxy structural adhesives for bonding fiberglass reinforced plastics, composites, thermoplastics and metals in automotive, recreational, and industrial applications; specialty phenolic resins for paper impregnation and friction material bonding; induction bonding systems for thermoplastic materials; acrylic polymers for pressure-sensitive adhesives; urethane adhesives for flexible packaging applications; and hot melt adhesives for various packaging applications. It has manufacturing plants in Calumet City, Illinois; Norwood and Totowa, New Jersey; Ashland and Columbus, Ohio; White City, Oregon; and Kidderminster, England.

WATER TECHNOLOGIES

     Drew Industrial - This business group supplies specialized chemicals and consulting services for treatment of boiler water, cooling water, steam, fuel and waste streams. It also supplies process chemicals and technical services to the pulp and paper and mining industries and additives to manufacturers of latex and paint. It conducts operations throughout North America, Europe and the Far East and has manufacturing plants in Kearny, New Jersey; Houston, Texas; Ajax, Ontario, Canada; Viiala, Finland; Somercotes, England; Chester Hill, Australia; and Singapore; and, through separate joint ventures, has production facilities in Seoul, South Korea and Navi Mumbai, India.

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

                                 VALVOLINE

     Valvoline is a marketer of premium-branded automotive and commercial lubricants, automotive chemicals, automotive appearance products and automotive services, with sales in more than 100 countries. The Valvoline(R) trademark was federally registered in 1873 and is the oldest trademark for lubricating oil in the United States.

     Valvoline markets the following key brands of products and services to the private passenger car and light truck and commercial markets:
Valvoline(R) lubricants, synthetic SynPower(R) automotive chemicals; Eagle One(R) automotive appearance products; Zerex(R) antifreeze; Pyroil(R) automotive chemicals; MaxLife(R) automotive products for vehicles with 75,000 miles or more; Premium Blue(R) commercial lubricants and Valvoline Instant Oil Change(R) automotive services.

     In North America, Valvoline is comprised of the following three core businesses:

     Do It Yourself ("DIY") - The DIY business group sells Valvoline products to consumers who perform their own auto maintenance through retail auto parts stores, mass merchandisers, and warehouse distributors and their affiliated jobber stores such as NAPA and Carquest.

     Do It For Me ("DIFM") - The DIFM business unit sells Valvoline products to installers (such as car dealers and quick lubes) through a network of independent distributors and five company-owned and operated "direct market" operations. This business also includes a chain of quick lubes branded "Valvoline Express Care(R)," which consists of 348 independently owned and operated stores. The DIFM business group also has a strategic alliance with Cummins Engine Company, Inc. ("Cummins") to distribute heavy duty lubricants to the commercial market.

     Valvoline Instant Oil Change(R) - VIOC is one of the largest competitors in the expanding U.S. "fast oil change" service business, providing Valvoline with a significant share of the DIFM segment of the passenger car and light truck motor oil market. As of September 30, 2004, 360 company-owned and 397 franchised service centers were operating in 39 states. (For information on the inclusion of 61 VIOC centers as part of the proposed transfer of Ashland's 38% interest in MAP to Marathon, see "Item
1. Business - Corporate Developments" in this annual report on Form 10-K.) VIOC has continued its customer service innovation through its upgraded and enhanced preventive maintenance tracking system for consumers and fleet operators. This computer-based system maintains service records on all customer vehicles and contains a database on all car models, which allows service technicians to make service recommendations based on vehicle owner's manual recommendations.

     Outside North America, Valvoline is comprised of one core business group:

     Valvoline International - Valvoline International markets Valvoline-and Eagle One- branded products through wholly-owned affiliates, joint ventures, licenses, and independent distributors in more than 100 countries. The profitability of the business is dispersed geographically, with more than half of the profit coming from mature markets in Europe and Australia. There are smaller, rapidly growing businesses in the emerging markets of China, India and Mexico, including joint ventures with Cummins in India and China. These businesses market lubricants for consumer vehicles and heavy duty engines and equipment and are served by toll manufacturers and company-owned plants in the United States, Australia, and the Netherlands.

OTHER MATTERS

     For information on Valvoline and federal, state and local statutes and regulations governing releases into, or protection of, the environment, see "Item 3. Legal Proceedings - Environmental Proceedings" in this annual report on Form 10-K.

                           REFINING AND MARKETING

     Refining and Marketing operations are conducted by MAP and its subsidiaries, including its wholly-owned subsidiaries, Speedway SuperAmerica LLC and Marathon Ashland Pipe Line LLC. MAP also participates in the travel center business through its joint venture with Pilot Corporation ("Pilot"). Marathon holds a 62% interest in MAP, and Ashland holds a 38% interest in MAP. For information on the proposed transfer of Ashland's 38% interest in MAP to Marathon, see "Item 1. Business - Corporate Developments" in this annual report on Form 10-K.

     Refining - MAP owns and operates seven refineries with an aggregate refining capacity of 948,000 barrels of crude oil per calendar day (1 barrel = 42 United States gallons). The table below sets forth the location and daily crude oil throughput capacity (measured in barrels) of each of MAP's refineries as of September 30, 2004:

          Garyville, Louisiana...................................   245,000
          Catlettsburg, Kentucky.................................   222,000
          Robinson, Illinois.....................................   192,000
          Detroit, Michigan......................................    74,000
          Canton, Ohio...........................................    73,000
          Texas City, Texas......................................    72,000
          St. Paul Park, Minnesota...............................    70,000
                                                                    --------
                       Total.....................................   948,000
                                                                    ========

     MAP's refineries include crude oil atmospheric and vacuum distillation, fluid catalytic cracking, catalytic reforming, desulfurization and sulfur recovery units. The refineries have the capability to process a wide variety of crude oils and to produce typical refinery products, including reformulated gasoline ("RFG"). Approximately 60% of MAP's crude oil throughputs are sour crudes. In addition to typical refinery products, the Catlettsburg refinery, an ISO-9000 certified facility, manufactures base lube oil stocks and a wide range of petrochemicals. For the twelve months ended September 30, 2004, 58% of MAP's base lube oil production was purchased by Valvoline, and 39% of MAP's petrochemical production (excluding propylene) was purchased by Ashland Distribution.

     The table below sets forth MAP's refinery total input and refinery production by product group for the three years ended September 30, 2004. Refinery total inputs include crude oil and other feedstocks.

                                                  Years Ended September 30
                                           ----------------------------------
(in thousands of barrels per day)             2004         2003         2002
--------------------------------           -------       -------      -------
Refinery Input                             1,086.6       1,033.1      1,080.9
--------------

Refined Product Yields
----------------------
     Gasoline                                599.5         553.9        594.0
     Distillates                             291.5         278.4        292.9
     Propane                                  21.3          20.7         21.7
     Feedstocks & Special Products            90.3          87.6         83.5
     Heavy Fuel Oils                          23.2          23.1         21.3
     Asphalt                                  73.8          70.5         73.3
                                           -------       -------      -------
          Total                            1,099.6       1,034.2      1,086.7
                                           =======       =======      =======

     Planned maintenance activities requiring temporary shutdown of certain refinery operating units are periodically performed at each refinery.

     At its Catlettsburg, Kentucky, refinery, MAP has completed an approximately $440 million multi-year integrated investment program to upgrade product yield realizations and reduce fixed and variable manufacturing expenses. This program involved the expansion, conversion and retirement of certain refinery processing units which, in addition to improving profitability, reduced the refinery's total gasoline pool sulfur below 30 parts per million, thereby eliminating the need for additional low sulfur gasoline compliance investments at the refinery based on current regulations.

     In the December 2003 quarter, MAP commenced approximately $300 million in new capital projects for its Detroit, Michigan, refinery, with completion scheduled for the December 2005 quarter. One of the projects, a $110 million expansion project, is expected to raise crude throughput at the refinery by 35% to 100,000 barrels per day. Other projects are expected to enable the refinery to produce new clean fuels and further control regulated air emissions. MAP is obtaining financing from Marathon to fund these capital projects.

     Marketing - MAP's principal marketing areas for gasoline and distillates include the Midwest, the upper Great Plains and the southeastern United States. Gasoline and distillates are sold in 21 states. Gasoline is sold at wholesale primarily to independent marketers, jobbers and chain retailers who resell these products through several thousand retail outlets. MAP also supplies approximately 3,970 jobber-dealer, open-dealer and lessee-dealer locations using the Marathon(R) and Ashland(R) brand names.

     Gasoline, distillates and aviation products are also sold to utilities, railroads, river towing companies, commercial fleet operators, airlines and governmental agencies. About one-half of MAP's propane is sold into the home heating markets and the balance is purchased by industrial consumers. Propylene and petrochemicals are marketed to customers in the chemical industry. Base lube oils, slack wax and extract are sold throughout the United States. Pitch is also sold domestically, but approximately 16% of pitch products are exported into growing markets in Canada, Mexico, India, and South America.

     MAP markets asphalt through owned and leased terminals located throughout the Midwest and Southeast. The MAP customer base includes approximately 900 asphalt paving contractors, government entities (states, counties, cities and townships) and asphalt roofing shingle manufacturers.

     Retail sales of gasoline and diesel fuel are made through MAP's wholly-owned subsidiary, Speedway SuperAmerica LLC ("SSA"). As of September 30, 2004, SSA had 1,685 retail outlets in nine states in the Midwest that sell petroleum products and convenience store merchandise primarily under the brand names Speedway(R) and SuperAmerica(R). The retail locations sell a variety of food, merchandise, cigarettes, candy and beverages. Several locations also have on-premises brand-name restaurants.

     During the twelve months ended September 30, 2004, 64% of SSA's revenues (excluding excise taxes) were derived from the sale of gasoline and diesel fuel, and the remainder were derived from the sale of merchandise.

     Pilot Travel Centers LLC ("PTC") is the largest operator of travel centers in the United States with approximately 250 locations in 35 states. The travel centers offer diesel fuel, gasoline and a variety of other services associated with such locations, including on-premises brand-name restaurants. Pilot and MAP each own a 50% interest in PTC.

     MAP's  retail   marketing   strategy  is  focused  on  SSA's   Midwest
operations, additional growth in the Marathon(R) brand and continued growth for PTC.

     The table below shows the volume of MAP's consolidated refined product sales for the three years ended September 30, 2004.

                                                Years Ended September 30
                                             ---------------------------------
(in thousands of barrels per day)            2004         2003         2002
--------------------------------             --------    --------    ---------
Refined Product Sales
---------------------
     Gasoline                                 801.9         772.4        774.3
     Distillates                              369.1         360.6        345.7
     Propane                                   21.9          20.3         22.7
     Feedstocks & Special Products             89.5          94.9         80.3
     Heavy Fuel Oils                           25.3          23.2         22.0
     Asphalt                                   77.0          73.2         76.2
                                            -------       -------      -------
          Total                             1,384.7       1,344.6      1,321.2
                                            =======       =======      =======

Matching Buy/Sell Volumes
included in above                              68.4          68.3         69.3

     MAP sells RFG in parts of its marketing territory, primarily Chicago, Illinois; Louisville, Kentucky; Northern Kentucky; and Milwaukee, Wisconsin. MAP also markets low-vapor-pressure gasolines in nine states.

     Supply and Transportation - The crude oil processed in MAP's refineries is obtained from negotiated contract and spot purchases or exchanges. For the year ended September 30, 2004, MAP's negotiated contract and spot purchases for refinery input of crude oil produced in the United States averaged 424,500 barrels per day, including an average of 22,300 net barrels per day acquired from Marathon. For the year ended September 30, 2004, MAP's foreign crude oil requirements were met largely through purchases from various foreign national oil companies, producing companies and traders. Purchases of foreign crude oil represented 54% of MAP's crude oil requirements for the year ended September 30, 2004.

     MAP's ownership or interest in domestic pipeline systems in its refining and marketing areas is significant. MAP owns, leases or has an ownership interest in 6,711 miles of pipelines in 13 states. This network transports crude oil and refined products to and from terminals, refineries and other pipelines and includes 2,861 miles of crude oil trunk lines and 3,850 miles of refined product lines.

     MAP has a 46.7% ownership interest in LOOP LLC ("LOOP"), which is the owner and operator of the only U.S. deepwater port facility capable of receiving crude oil from very large crude carriers. Ashland has retained a 4% ownership interest in LOOP. MAP also owns a 49.9% ownership interest in LOCAP LLC ("LOCAP"), which is the owner and operator of a crude oil pipeline connecting LOOP to the Capline system. Ashland has retained an 8.62% ownership interest in LOCAP. For information on the transfer of Ashland's interests in LOOP and LOCAP as part of the proposed transfer of Ashland's 38% interest in MAP to Marathon, see "Item 1. Business -
Corporate Developments" in this annual report on Form 10-K. In addition, MAP has a 37.2% ownership interest in the Capline system. These port and pipeline systems provide MAP with access to common carrier transportation from the Louisiana Gulf Coast to Patoka, Illinois. At Patoka, the Capline system connects with other common carrier pipelines owned by MAP that provide transportation to MAP's refineries in Illinois, Kentucky, Michigan, Minnesota and Ohio.

     Ohio River Pipe Line LLC, a subsidiary of MAP, has completed construction of a pipeline from Kenova, West Virginia, to Columbus, Ohio. The pipeline is an interstate common carrier pipeline. The pipeline is known as Cardinal Products Pipeline. The pipeline, which has a capacity of up to 80,000 barrels per day, is expected to provide a stable, cost effective supply of gasoline, diesel and jet fuel to the central Ohio market.

     MAP has a 50% ownership in Centennial Pipeline LLC ("Centennial"). Centennial, a 797-mile refined products pipeline, is designed to transport approximately 210,000 barrels per day of refined petroleum products from the Gulf Coast to the Midwest.

     MAP has a 33.3% ownership interest Minnesota Pipe Line Company, which operates a crude oil pipeline in Minnesota. Minnesota Pipe Line Company provides MAP with access to crude oil common carrier transportation from Clearbrook, Minnesota, to Cottage Grove, Minnesota, which is in the vicinity of MAP's St. Paul Park, Minnesota refinery.

     MAP's marine transportation operations include towboats and barges that transport refined products on the Ohio, Mississippi and Illinois rivers, their tributaries and the Intracoastal Waterway. MAP also leases and owns railcars in various sizes and capacities for movement and storage of petroleum products and a large number of tractors, tank trailers and general service trucks.

     In addition, MAP owns and operates 84 terminal facilities from which it sells a wide range of petroleum products. These facilities are supplied by a combination of barges, pipeline, truck and/or rail.

OTHER MATTERS

     For information on MAP and federal, state and local statutes and regulations governing releases into the environment or protection of the environment, see "Item 1. Business - Miscellaneous - Environmental Matters" in this annual report on Form 10-K.

     In connection with the formation of MAP, Ashland and Marathon entered into a Put/Call, Registration Rights and Standstill Agreement (the "Put/Call Agreement"). The Put/Call Agreement provides that at any time after December 31, 2004, Ashland will have the right to sell Marathon all of Ashland's ownership interest in MAP, for an amount in cash and/or Marathon debt or equity securities equal to the product of 85% (90% if equity securities are used) of the fair market value of MAP at that time, multiplied by Ashland's percentage interest in MAP. Payment could be made at closing, or, at Marathon's option, in three equal annual installments, the first of which would be payable at closing. At any time after December 31, 2004, Marathon will have the right to purchase Ashland's ownership interest in MAP, for an amount in cash equal to the product of 115% of the fair market value in MAP at that time, multiplied by Ashland's percentage interest in MAP. The agreement entered into in connection with the proposed transfer of Ashland's 38% interest in MAP to Marathon provides that Ashland may not exercise its put right and Marathon may not exercise its call right under the Put/Call Agreement unless the agreement is terminated in accordance with its terms. For additional information on the proposed transfer of Ashland's 38% interest in MAP to Marathon, see "Item 1. Business - Corporate Developments" in this annual report on Form 10-K.

                               MISCELLANEOUS

ENVIRONMENTAL MATTERS

     Ashland has implemented a companywide environmental policy overseen by the Environmental, Health and Safety Committee of Ashland's Board of Directors. Ashland's Environmental, Health and Safety ("EH&S")
department has the responsibility to ensure that Ashland's operating groups maintain environmental compliance in accordance with applicable laws and regulations. This responsibility is carried out via training; widespread communication of EH&S policies, information and regulatory updates; formulation of relevant policies, procedures and work practices; design and implementation of EH&S management systems; internal auditing by an independent auditing group within the EH&S department; monitoring of legislative and regulatory developments that may affect Ashland's operations; assistance to the operating divisions in identifying compliance issues and opportunities for voluntary actions that go beyond compliance; and incident response planning and implementation.

     Federal, state and local laws and regulations relating to the protection of the environment have a significant impact on how Ashland conducts its businesses. New laws are being enacted and regulations are being adopted by various regulatory agencies on a continuing basis, and the costs of compliance with these new rules cannot be estimated until the manner in which they will be implemented has been more precisely defined. In addition, most foreign countries in which Ashland conducts business have laws dealing with similar matters.

     At September 30, 2004, Ashland's reserves for environmental remediation amounted to $152 million, reflecting Ashland's estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland's ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites. Ashland regularly adjusts its reserves as environmental remediation continues. Environmental remediation expense amounted to $2 million in 2004, $22 million in 2003 and $30 million in 2002. No individual remediation location is material to Ashland as its largest reserve for any site is less than 10% of the remediation reserve. As a result, Ashland's exposure to adverse developments with respect to any individual site is not expected to be material, and these sites are in various stages of ongoing remediation. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occurs in a particular quarter or fiscal year, Ashland believes that the chance of such developments occurring in the same quarter or fiscal year is remote.

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

     In July 1997, the USEPA promulgated revisions to the National Ambient Air Quality Standards ("NAAQS") for ground level ozone and particulate matter that could have a significant effect on certain of Ashland's chemical manufacturing and distribution businesses, and on MAP. The USEPA has begun to implement the new ozone and particulate matters standards, which could result in areas of the country, where Ashland and MAP conduct operations, being designated as not in compliance with the NAAQS. Until these revisions have been more fully implemented, it is not currently possible to estimate any potential financial impact that the revised standards may have on Ashland's or MAP's operations.

     Water - Ashland's businesses maintain numerous discharge permits, as the National Pollutant Discharge Elimination System of the Clean Water Act and state programs require, and have implemented systems to oversee their compliance efforts. In addition, several of MAP's operations, in particular its barge and terminal facilities, are regulated under the Oil Pollution Act of 1990.

     Solid Waste - Ashland's businesses are subject to the Resource Conservation and Recovery Act ("RCRA"), which establishes standards for the management of solid and hazardous wastes. While many facilities are subject to the RCRA rules governing generators of hazardous waste, certain facilities also have hazardous waste storage permits. Ashland has implemented systems to oversee compliance with the RCRA regulations and, where applicable, permit conditions. In addition to regulating current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the storage of regulated substances in underground tanks.

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

RESEARCH

     Ashland conducts a program of research and development to invent and improve products and processes and to improve environmental controls for its existing facilities. It maintains research facilities in Dublin, Ohio; Lexington, Kentucky; Boonton, New Jersey; and Atlanta, Georgia. Research and development costs are expensed as they are incurred and totaled $43 million in fiscal 2004 ($36 million in 2003 and $34 million in 2002).

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

     Valvoline competes in the highly competitive lubricants business principally through premium products and services, distribution capability, a focused "master" brand strategy, advertising and sales promotion. Some of the major brands of motor oils and lubricants Valvoline competes with internationally are Havoline(R), Castrol(R), Pennzoil(R) and Quaker State(R). The highly competitive consumer products car care business is primarily composed of maintenance chemicals, appearance products and tire cleaners. Valvoline competes primarily in this market through specific product performance benefits, distribution capability and advertising and sales promotion. In the highly competitive "fast oil change" business, Valvoline competes with other leading independent fast lube chains on a national, regional or local basis as well as automobile dealers and service stations. Important competitive factors for Valvoline in the "fast oil change" market include Valvoline's brand recognition; increasing market presence through VIOC and Valvoline Express Care outlets; as well as quality of service, speed, location, convenience and sales promotion.

     MAP competes with a large number of companies to acquire crude oil for refinery processing and in the distribution and marketing of a full array of petroleum products. MAP believes it ranks among the top ten U.S. petroleum companies on the basis of crude oil refining capacity as of September 30, 2004. MAP competes in four distinct markets for the sale of refined products - wholesale, spot, branded and retail distribution. MAP believes it competes with approximately 40 companies in the wholesale distribution of petroleum products to private brand marketers and large commercial and industrial consumers; approximately 80 companies in the sale of petroleum products in the spot market; approximately 10 refiner/marketers in the supply of branded petroleum products to dealers and jobbers; and approximately 600 petroleum product retailers in the retail sale of petroleum products. MAP also competes in the convenience store industry through SSA's retail outlets and in the travel center industry through its ownership in PTC. The retail outlets offer consumers gasoline, diesel fuel (at selected locations) and a variety of food, merchandise, cigarettes, candy and beverages.

FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "anticipates," "believes," "estimates," "expects," "is likely," "predicts," and variations of such words and similar expressions are intended to identify such forward-looking statements. Although Ashland believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such statements will be achieved. Important factors that could cause actual results to differ materially from those contained in such statements are discussed under "Risks and Uncertainties" in Note A of "Notes to Consolidated Financial Statements" in this annual report on Form 10-K. For a discussion of other factors and risks affecting Ashland's revenues and operations see "Item 1. Business - Miscellaneous - Marketing Conditions" below.

MARKETING CONDITIONS

     Domestic and international political, legislative, regulatory and legal changes may adversely affect Ashland's results of operations. Political actions may include changes in the policies of the Organization of Petroleum Exporting Countries or other developments involving or affecting oil-producing countries, including terrorist activities, military conflict, embargoes, internal instability or actions or reactions of the U.S. government in anticipation of, or in response to, such actions. Profitability of MAP depends largely on the margin between the cost of crude oil and other feedstocks refined and the selling prices of refined products. MAP is a purchaser of crude oil in order to satisfy its refinery throughput requirements. As a result, MAP's overall profitability could be adversely affected by increases in crude oil and other feedstock prices that are not recovered in the market place through higher prices. Reference should be made to the Refining and Marketing section of the Management's Discussion and Analysis section in this annual report on Form 10-K for a discussion of the impact of crude oil costs on MAP's operating performance. While Ashland maintains reserves for anticipated liabilities and carries various levels of insurance, Ashland could be affected by civil, criminal, regulatory or administrative proceedings and claims relating to asbestos, environmental remediation and other matters. Additional information concerning Ashland's asbestos-related litigation and environmental remediation may be found in Note M of "Notes to Consolidated Financial Statements" in this annual report on Form 10-K.

     Ashland's operations are subject to various U.S. and foreign laws and regulations relating to environmental protection and worker health and safety. These laws and regulations regulate discharge of pollutants into the air and water, the management and disposal of hazardous substances, and the cleanup of contaminated properties. The costs of complying with these laws and regulations can be substantial and may increase as applicable requirements become more stringent and new rules are implemented. If violation of these laws and regulations occur, Ashland may be forced to pay substantial fines, to complete additional costly projects, or to modify or curtail its operations to limit contaminant emissions.

     The profitability of Ashland's businesses is particularly susceptible to downturns in the economy, particularly downturns in the segments of the U.S. economy related to the purchase and sale of durable goods, including housing, construction, automotive, and marine. Both overall demand for Ashland's products and services and its profit margins may decline as a direct result of an economic recession, inflation, changes in the prices of hydrocarbons and other raw materials (e.g., crude oil and petroleum and chemical products), consumer confidence, interest rates or governmental fiscal policies. Ashland's profitability may also experience significant changes as a result of variations in sales, changes in product mix or pricing competition.

     In addition, changes in climate and weather can significantly affect the performance of several of Ashland's operations. Extreme variations from normal climatic conditions could have a significant effect on the operating results of APAC's construction operations. In particular, unfavorable weather conditions will delay the completion of construction projects and may require the use of additional resources. Additionally, most of the refined products sold by MAP and Valvoline are seasonal in nature, and thus demand for those products may decline due to significant changes in prevailing climate and weather conditions such as floods, frozen rivers or hurricanes. Adverse weather conditions that impair driving conditions, such as winter storms, can also result in reduced retail sales of gasoline.

ITEM 2. PROPERTIES

     Ashland's corporate headquarters, which is leased, is located in Covington, Kentucky. Principal offices of other major operations are located in Atlanta, Georgia (APAC); Dublin, Ohio (Ashland Distribution and Ashland Specialty Chemical); Boonton, New Jersey (Ashland Specialty Chemical); Lexington, Kentucky (Valvoline); and Russell, Kentucky (Administrative Services). All of these offices are leased, except for the Russell office and two buildings in Dublin, Ohio, which are owned. Principal manufacturing, marketing and other materially important physical properties of Ashland and its subsidiaries are described under the appropriate segment under "Item 1" in this annual report on Form 10-K. Additional information concerning certain leases may be found in Note F of "Notes to Consolidated Financial Statements" in this annual report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

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

     The majority of lawsuits filed involve multiple plaintiffs and multiple defendants, with the number of defendants in many cases exceeding
100. The monetary  damages sought in the  asbestos-related  complaints that
have  been  filed  in  state  or  federal   courts  vary  as  a  result  of
jurisdictional requirements and practices, though the vast majority of these complaints either do not specify monetary damages sought or merely recite that the monetary damages sought meet or exceed the required jurisdictional minimum in which the complaint was filed. Plaintiffs have asserted specific dollar claims for damages in approximately 6% of the 50,500 active lawsuits pending as of September 30, 2004. In these active lawsuits, less than 0.2% of the active lawsuits involve claims between $0 and $100,000; approximately 1.6% of the active lawsuits involve claims between $100,000 and $1 million; less than 1% of the active lawsuits involve claims between $1 million and $5 million; less than 0.2% of the
active  lawsuits   involve  claims  between   $5 million and  $10 million;
approximately 3% of the active lawsuits involve claims between $10 million and $15 million; and less than 0.02% of the active lawsuits involve claims between $15 million and $100 million. The variability of requested damages, coupled with the actual experience of resolving claims over an extended period, demonstrates that damages requested in any particular lawsuit or complaint bear little or no relevance to the merits or disposition value of a particular case. Rather, the amount potentially recoverable by a specific plaintiff or group of plaintiffs is determined by other factors such as product identification or lack thereof, the type and severity of the disease alleged, the number and culpability of other defendants, the impact of bankruptcies of other companies that are co-defendants in claims,
specific  defenses  available  to  certain   defendants,   other  potential
causative factors and the specific jurisdiction in which the claim is made.

     For additional information regarding liabilities arising from asbestos-related litigation, see "Management's Discussion and Analysis - Application of Critical Accounting Policies - Asbestos-related litigation" and Note M of "Notes to Consolidated Financial Statements" in this annual report on Form 10-K.

     U.S. Department of Justice Antitrust Division Investigation - In November 2003, Ashland received a subpoena from the USDOJ relating to a foundry resins grand jury investigation. Ashland is providing responsive records to the subpoena. As is frequently the case when such investigations are in progress, a number of civil actions have since been filed in multiple jurisdictions, most of which are seeking class action status for classes of customers of foundry resins. These cases have been consolidated for pretrial purposes in the United States District Court, Southern District of Ohio. Ashland will vigorously defend the actions.

     Environmental Proceedings - (1) Under the federal Comprehensive Environmental Response Compensation and Liability Act (as amended) and similar state laws, Ashland may be subject to joint and several liability for clean-up costs in connection with alleged releases of hazardous substances at sites where it has been identified as a

"potentially responsible party" ("PRP"). As of September 30, 2004, Ashland had been named a PRP at 93 waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by USEPA or a state agency, in which Ashland is typically participating as a member of a PRP group. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight, and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance. For additional information regarding environmental matters and reserves, see Note M of "Notes to Consolidated Financial Statements" in this annual report on Form 10-K.

     (2) On May 13, 2002, Ashland entered into a plea agreement with the U.S. Attorney's Office for the District of Minnesota and the U.S. Department of Justice regarding a May 16, 1997, sewer fire at the St. Paul Park, Minnesota refinery, which is now owned by MAP. As part of the plea agreement, Ashland entered guilty pleas to two misdemeanors, paid a $3.5 million fine related to violations of the CAA, paid $3.55 million as restitution to the employees injured in the fire, and paid $200,000 as restitution to the responding rescue units. Ashland also agreed to complete certain upgrades to the St. Paul Park refinery's process sewers, junction boxes and drains to meet standards established by Subpart QQQ of the New Source Performance Standards of the CAA (the "Refinery Upgrades"). The Refinery Upgrades are expected to be completed on or before the end of calendar 2004.

     In addition, as part of the plea agreement, Ashland entered into a deferred prosecution agreement, wherein prosecution of a separate count of the indictment charging Ashland with violating Subpart QQQ was deferred for four years. The deferred prosecution agreement provides that if Ashland satisfies the terms and conditions of the plea agreement and completes the Refinery Upgrades, the deferred prosecution agreement will terminate and the United States will dismiss that count with prejudice. Ashland believes that it has satisfied these terms and conditions and has filed a motion with the court requesting that the deferred count be dismissed.

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

     (3) Pursuant to a 1988 RCRA Administrative Consent Order ("Consent Order"), Ashland is remediating soil and groundwater at a former chemical distribution facility site in Lansing, Michigan. The USEPA has asserted that Ashland has not complied with certain provisions of the Consent Order relating to interim remedial measures at the site. Although Ashland disputed this assertion, Ashland and the USEPA agreed to resolve the dispute prior to USEPA's filing of a formal enforcement action. Ashland has paid a $650,000 penalty, and has signed a Consent Agreement and Final Order ("CAFO") that reflects an agreement between the parties as to what will constitute future compliance with the disputed provisions of the original Consent Order. Ashland is continuing to work with the USEPA to design and implement a final remedy at the site. Once the final remedy is implemented, the CAFO will expire.

     (4) In 1990, contamination of groundwater at Ashland's former Canton, Ohio, refinery (now owned and operated by MAP) was first identified and reported to Ohio's Environmental Protection Agency ("OEPA"). Since that time, Ashland has voluntarily conducted investigation and remediation activities and regularly communicated with OEPA regarding this matter. Ashland and the state of Ohio have exchanged Consent Order drafts and have met to negotiate the terms of such an order. The state filed a complaint in February 2004, but simultaneously expressed an interest in continuing Consent Order settlement discussions. Following the filing of the complaint, Ashland, OEPA and Ohio's Office of the Attorney General have continued to work to finalize a Consent Order. The state has advised that it will assess a penalty as part of the overall settlement and has made an initial request for $650,000.

     Shareholder Derivative Litigation - On August 16, 2002, Central Laborers' Pension Fund, derivatively as a shareholder of Ashland, instituted an action in the Circuit Court of Kentucky in Kenton County against Ashland's then-serving Board of Directors. On motion of Ashland and the other defendants, the case was removed to the United States District Court, Eastern District of Kentucky, Covington Division. The case has been remanded to the state court. Ashland has filed a Motion to Dismiss the Complaint. The action is purportedly filed on behalf of Ashland and asserts the following causes of action against the Directors: breach of fiduciary duty, abuse of control, gross mismanagement, and waste of corporate assets. The suit also names Paul W. Chellgren, the then-serving Chief Executive Officer and Chairman of the Board, and James R. Boyd, former Senior Vice President and Group

Operating Officer, as individual defendants, and it seeks to recover an unstated sum from them individually alleging unjust enrichment from various transactions completed during their tenure with Ashland. The suit further seeks an unspecified sum from Mr. Chellgren individually based upon alleged usurpation of corporate opportunities. The suit also names J. Marvin Quin, Ashland's Chief Financial Officer, as well as three former employees of Ashland's wholly-owned subsidiary, APAC, as individual defendants and alleges that they participated in the preparation and filing of false financial statements during fiscal years 1999 - 2001. The suit further names Ernst & Young LLP ("E&Y"), as a defendant, alleging professional accounting malpractice and negligence in the conduct of its audit of Ashland's 1999 and 2000 financial statements, respectively, as well as alleging that E&Y aided and abetted the individual defendants in their alleged breach of duties. The complaint seeks to recover, jointly and severally, from defendants an unstated sum of compensatory and punitive damages. The complaint seeks equitable and/or injunctive relief to avoid continuing harm from alleged ongoing illegal acts, and seeks a disgorgement of defendants' alleged insider-trading gains, in addition to the reasonable cost and expenses incurred in bringing the complaint, including attorneys' and experts' fees.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2004.

ITEM X. EXECUTIVE OFFICERS OF ASHLAND

     The following is a list of Ashland's executive officers, their ages and their positions and offices during the last five years (listed alphabetically after the Chief Executive Officer as to members of Ashland's Executive Committee and other executive officers).

     JAMES J. O'BRIEN (age 50) is Chairman of the Board, Chief Executive Officer and Director of Ashland, and has served in such capacities since 2002. During the past five years, he has also served as President, Chief Operating Officer, Senior Vice President and Group Operating Officer of Ashland, and as President of Valvoline.

     GARY A. CAPPELINE (age 55) is Senior Vice President of Ashland and President and Chief Operating Officer, Chemical Sector, and has served in such capacities since 2003. During the past five years, he has also served as Group Operating Officer of Ashland and President of Ashland Specialty Chemical, as a chemical industry partner at Bear Stearns Merchant Bank, as President of AlliedSignal Specialty Chemicals and as Group Vice President, Pigments and Additives of Engelhard Corp.

     DAVID J. D'ANTONI (age 59) was Senior Vice President of Ashland, and served in such capacity since 1988. During the past five years, he has also served as Group Operating Officer of Ashland, and President of Ashland
Paving And Construction, Inc. Mr. D'Antoni retired from Ashland on September 30, 2004.

     DAVID L. HAUSRATH (age 52) is Senior Vice President, General Counsel and Secretary of Ashland and has served in such capacities since 2004, 1999 and 2004, respectively. During the past five years, he has also served as Vice President of Ashland.

     GARRY M. HIGDEM (age 51) is Senior Vice President of Ashland; President and Chief Operating Officer, Transportation Construction Sector; and President, Ashland Paving And Construction, Inc., and has served in such capacities since 2004. During the past five years, he has also served as Vice President for Granite Construction Incorporated, Heavy Construction Division.

     J. MARVIN QUIN (age 57) is Senior Vice President and Chief Financial Officer of Ashland and has served in such capacities since 1992.

     LAMAR M. CHAMBERS (age 49) is Vice President and Controller of Ashland and has served in such capacities since 2004. During the past five years, he has also served as Regional Vice President and Senior Vice President, Finance & Administration of Ashland Paving And Construction, Inc., and Auditor of Ashland.

     SUSAN B. ESLER (age 43) is Vice President Human Resources of Ashland and has served in such capacity since 2004. During the past five years, she has also served as Vice President Human Resources Programs & Services, Director of Corporate Human Resources and Manager of Executive Compensation of Ashland.

     SAMUEL J. MITCHELL (age 43) is Vice President of Ashland and President of Valvoline and has served in such capacities since 2002. During the past five years, he has also served as Vice President - Retail Business, Vice President of Marketing and Director of Marketing -Valvoline.

     FRANK L. WATERS (age 43) is Vice President of Ashland and President of Ashland Distribution and has served in such capacities since 2002. During the past five years, he has also served as Vice President of Ashland Plastics - Europe.


     Each executive officer is elected by the Board of Directors of Ashland to a term of one year, or until a successor is duly elected, at the annual meeting of the Board of Directors, except in those instances where the officer is elected other than at an annual meeting of the Board of Directors, in which case his or her tenure will expire at the next annual meeting of the Board of Directors unless the officer is re-elected.


                                  PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     There is hereby incorporated by reference the information appearing in Note P of "Notes to Consolidated Financial Statements" in this annual report on Form 10-K.

     At September 30, 2004, there were approximately 15,900 holders of record of Ashland's Common Stock. Ashland Common Stock is listed on the New York and Chicago stock exchanges (ticker symbol ASH) and has trading privileges on the Boston, Cincinnati, Pacific and Philadelphia stock exchanges.

ITEM 6. SELECTED FINANCIAL DATA

     See Five-Year Selected Financial Information on page F-28.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See Management's Discussion and Analysis of Financial Condition and Results of Operations on pages M-1 through M-13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Quantitative and Qualitative Disclosures about Market Risk on page
M-13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and financial schedule of Ashland presented in this annual report on Form 10-K are listed in the index on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     (a) As of September 30, 2004, Ashland, under the supervision and with the participation of its management, including Ashland's Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of Ashland's disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief
           Financial Officer have concluded that the disclosure controls and procedures were effective.

     (b) There were no significant changes in Ashland's internal control over financial reporting, or in other factors, that occurred during the fiscal quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, Ashland's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.
                                  PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     There is hereby incorporated by reference the information to appear under the caption "Election of Directors" and the information regarding
Section 16 beneficial ownership reporting compliance in Ashland's definitive Proxy Statement for its January 27, 2005, Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after September 30, 2004, ("Proxy Statement"). See also the list of Ashland's executive officers and related information under "Executive Officers of Ashland" in Part 1 - Item X in this annual report on Form 10-K.

     There is hereby incorporated by reference the information to appear under the caption "Audit Committee Report" regarding Ashland's audit committee financial experts, as defined under Item 401 of Regulation S-K of the Securities Exchange Act of 1934, as amended, in Ashland's Proxy Statement.

     There is hereby incorporated by reference the information to appear under the caption "Corporpate Governance - Shareholder Nominations of Directors" in Ashland's Proxy Statement.

     Ashland has adopted a Code of Business Conduct (the "Code"). The Code applies to Ashland's directors, all employees of Ashland and its subsidiary companies, including the principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions ("Key Personnel"). The Code is posted on Ashland's website. Ashland will satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, any provision of the Code with respect to its Key Personnel or directors by disclosing the nature of such amendment or waiver on its website or in a current report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

     There is hereby incorporated by reference the information to appear under the captions "Executive Compensation," "Compensation of Directors" and "Corporate Governance - Personnel and Compensation Committee Interlocks and Insider Participation" in Ashland's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     There is hereby incorporated by reference the information to appear under the captions "Ashland Common Stock Ownership of Directors and Certain Officers of Ashland" and "Ashland Common Stock Ownership of Certain Beneficial Owners" in Ashland's Proxy Statement.

     The following table summarizes the equity compensation plans under which Ashland Common Stock may be issued as of September 30, 2004. Except as disclosed in the narrative to the table, all plans were approved by shareholders of Ashland.

                                                                                                 Number of securities
                                          Number of securities                                 remaining available for
                                            to be issued upon          Weighted-average         future issuance under
                                                exercise              exercise price of       equity compensation plans
                                         of outstanding options,     outstanding options,       (excluding securities
Plan Category                              warrants and rights       warrants and rights      reflected in column (a))
-------------                           ------------------------     ---------------------    -------------------------
                                                   (a)                       (b)                         (c)
Equity compensation plans approved by
     security holders..............             4,925,043                   40.73                     1,922,675 (2)
Equity compensation plans
     not approved by security holders
     (1)...........................               240,160                   32.94                             0
                                                ----------                 -------                   ------------
             Total.................             5,165,203                   40.37                     1,922,675
                                                ==========                 =======                   ============

(1) The Ashland Inc. Stock Option Plan for Employees of Joint Ventures is the only equity compensation plan of Ashland not approved by Ashland's shareholders. This plan was approved by Ashland's Board of Directors on September 17, 1998, and is specifically designed to grant stock options to employees of joint ventures in which Ashland has an interest. There are currently no shares reserved for future issuance under this plan. The Board of Directors authorizes the issuance of the shares at the time the stock options are granted. A recipient of such stock options will have the right to purchase Ashland Common Stock at a price and on terms specified by the Personnel and Compensation Committee of Ashland's Board of Directors. The stock options listed in the table above have been granted to certain MAP employees and were registered with the SEC.
(2) Includes 458,746 shares available for issuance under the Deferred Compensation Plan for Employees, and 365,527 shares available for issuance under the Deferred Compensation Plan for Non-Employee Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     There is hereby incorporated by reference the information with respect to principal accountant fees and services to appear under the captions "Ratification of Auditors" and "Audit Committee Report" in Ashland's Proxy Statement.

     Ashland has been made aware that, in connection with certain income tax compliance services, affiliates of E&Y held employment tax related funds of a de minimis amount and made payment of such funds to the applicable tax authority in respect of expatriot and foreign employees of subsidiaries of Ashland in Taiwan and China. These actions by affiliates of E&Y have been discontinued. Custody of the assets of an audit client is not permitted under the auditor independence rules in Regulation S-X of the SEC. The Audit Committee and E&Y have considered the impact that the holding and paying of these funds may have had on E&Y's independence with respect to Ashland and have concluded that there has been no impairment of E&Y's independence. In making this determination, the Audit Committee considered the de minimis amount of funds involved, the ministerial nature of the actions, and that the subsidiaries involved were immaterial to the consolidated financial statements of Ashland.


                                  PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (A) DOCUMENTS FILED AS PART OF THIS REPORT

     (1) and (2) Financial Statements and Financial Schedule

     The consolidated financial statements and financial schedule of Ashland presented in this annual report on Form 10-K are listed in the index on page F-1.

     (3) Exhibits
         2.1*     -  Master  Agreement dated as of March 18, 2004,  among
                     Ashland  Inc.,  ATB  Holdings  Inc.,  EXM LLC, New EXM
                     Inc., Marathon Oil Corporation,  Marathon Oil Company,
                     Marathon  Domestic LLC and Marathon Ashland  Petroleum
                     LLC  (filed as  Exhibit  2.1 to  Ashland's  Form 8-K/A
                     dated March 18, 2004,  and filed November 5, 2004, and
                     incorporated herein by reference).
         2.2*     -  Tax Matters  Agreement  dated March 18, 2004,  among
                     Ashland  Inc.,  ATB  Holdings  Inc.,  EXM LLC, New EXM
                     Inc., Marathon Oil Corporation,  Marathon Oil Company,
                     Marathon  Domestic LLC and Marathon Ashland  Petroleum
                     LLC  (filed as  Exhibit  2.2 to  Ashland's  Form 8-K/A
                     dated March 18, 2004,  and filed November 5, 2004, and
                     incorporated herein by reference).
         2.3*     -  Assignment and Assumption  Agreement  (VIOC Centers)
                     dated as of March 18, 2004,  between  Ashland Inc. and
                     ATB Holdings  Inc.  (filed as Exhibit 2.3 to Ashland's
                     Form 8-K/A dated March 18, 2004, and filed November 5,
                     2004, and incorporated herein by reference).
         2.4*     -  Assignment   and   Assumption   Agreement   (Maleic
                     Business) dated as of March 18, 2004,  between Ashland
                     Inc.  and ATB Holdings  Inc.  (filed as Exhibit 2.4 to
                     Ashland's  Form 8-K/A dated March 18, 2004,  and filed
                     November   5,  2004,   and   incorporated   herein  by
                     reference).
         2.5*     -  Amendment  No. 2 dated as of March 18, 2004,  to the
                     Amended  and  Restated   Limited   Liability   Company
                     Agreement  dated as of December 31, 1998,  of Marathon
                     Ashland Petroleum LLC, by and between Ashland Inc. and
                     Marathon   Oil  Company   (filed  as  Exhibit  2.5  to
                     Ashland's  Form 8-K/A dated March 18, 2004,  and filed
                     November   5,  2004,   and   incorporated   herein  by
                     reference).
         3.1      -  Third Restated  Articles of Incorporation of Ashland
                     (filed  as  Exhibit 3(i) to  Ashland's  Form 10-Q for the
                     quarter ended June 30, 2002, and  incorporated  herein
                     by reference).
         3.2      -  By-laws of Ashland,  effective  as of  November  15,
                     2002 (filed as Exhibit 3.2 to Ashland's  annual report
                     on Form 10-K for the fiscal year ended  September  30,
                     2002, and incorporated herein by reference).
         4.1      -  Ashland  agrees to provide  the SEC,  upon  request,
                     copies of  instruments  defining the rights of holders
                     of   long-term   debt  of  Ashland   and  all  of  its
                     subsidiaries for which  consolidated or unconsolidated
                     financial statements are required to be filed with the
                     SEC.
         4.2      -  Indenture,  dated as of August 15, 1989,  as amended
                     and  restated as of August 15, 1990,  between  Ashland
                     and Citibank,  N.A., as Trustee  (filed as Exhibit 4.2
                     to Ashland's annual report on Form 10-K for the fiscal
                     year ended September 30, 2001, and incorporated herein
                     by reference).
         4.3      -  Indenture,  dated as of  September 7, 2001,  between
                     Ashland and U.S. Bank National Association, as Trustee
                     (filed as Exhibit 4.3 to  Ashland's  annual  report on
                     Form 10-K for the  fiscal  year  ended  September  30,
                     2001, and incorporated herein by reference).
         4.4      -  Rights Agreement,  dated as of May 16, 1996, between
                     Ashland Inc. and the Rights Agent,  together with Form
                     of  Right   Certificate   (filed  as  Exhibit  4.4  to
                     Ashland's annual report on Form 10-K for the fiscal year ended September 30, 2001, and incorporated herein by reference).
         4.5      -  Amendment  No.  1 dated as of March  18,  2004,  to
                     Rights  Agreement  dated as of May 16,  1996,  between
                     Ashland  Inc.  and Rights Agent (filed as Exhibit 4 to
                     Ashland's  Form  10-Q for the  quarter  ended  March 31,
                     2004, and incorporated herein by reference).

     The following Exhibits 10.1 through 10.16 are compensatory plans or arrangements or management contracts required to be filed as exhibits pursuant to Item 601(b)(10)(ii)(A) of Regulation S-K.
         10.1     -  Amended Stock Incentive Plan for Key Employees of Ashland
                     Inc. and its Subsidiaries (filed as Exhibit 10.1 to Ashland's annual report on Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference).

         10.2     -  Ashland Inc. Deferred Compensation Plan for Non-Employee
                     Directors  (filed as Exhibit  10.2 to  Ashland's  Form
                     10-Q  for  the  quarter  ended  June  30,  2003,   and
                     incorporated herein by reference).
         10.3     -  Ashland Inc. Deferred Compensation Plan (filed as
                     Exhibit 10.1 to Ashland's Form 10-Q for the quarter
                     ended June 30, 2003, and incorporated herein by
                     reference).
         10.4     -  Eleventh Amended and Restated Ashland Inc. Supplemental
                     Early Retirement Plan for Certain  Employees (filed as
                     Exhibit  10.3 to  Ashland's  Form 10-Q for the quarter
                     ended  June  30,  2003, and  incorporated   herein  by
                     reference).
         10.5     -  Ashland Inc. Salary Continuation Plan (filed as Exhibit
                     10.5 to Ashland's annual report on Form 10-K for the fiscal year ended September 30, 2002, and incorporated herein by reference).
         10.6     -  Form of Ashland Inc. Executive Employment Contract between
                     Ashland Inc. and certain executives of Ashland (filed as Exhibit 10.6 to Ashland's annual report on Form
                     10-K for the fiscal year ended September 30, 2002, and incorporated herein by reference).
         10.7     -  Form of employment agreement between Ashland Inc. and an executive officer.
         10.8     -  Form of Indemnification Agreement between Ashland Inc.
                     and members of its Board of Directors (filed as Exhibit 10.7 to Ashland's annual report on Form 10-K for the fiscal year ended September 30, 2003, and incorporated herein by reference).
         10.9     -  Ashland Inc. Nonqualified Excess Benefit Pension
                     Plan (filed as Exhibit 10.4 to Ashland's Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference).
         10.10    -  Ashland Inc. Directors' Charitable Award Program (filed as Exhibit  10.11 to Ashland's  annual  report on Form
                     10-K for the fiscal year ended September 30, 2002, and incorporated herein by reference).
         10.11    -  Ashland Inc. 1993 Stock Incentive Plan (filed as Exhibit
                     10.11 to Ashland's annual report on Form 10-K for the fiscal year ended September 30, 2000, and incorporated herein by reference).
         10.12    -  Ashland Inc. 1997 Stock Incentive Plan (filed as Exhibit
                     10.14 to Ashland's annual report on Form 10-K for the fiscal year ended September 30, 2002, and incorporated herein by reference).
         10.13    -  Amended and Restated Ashland Inc. Incentive Plan (filed as Exhibit 10.1 to Ashland's Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).
         10.14    -  Form of Notice granting Stock Appreciation Rights Awards.
         10.15    -  Form of Notice granting Restricted Stock Awards.
         10.16    -  Form of Notice granting Nonqualified Stock Option Awards.
         10.17    -  Amended and Restated Limited Liability Company Agreement
                     dated as of December 31, 1998, of Marathon Ashland Petroleum LLC by and between Ashland Inc. and Marathon
                     Oil Company.
         10.18**  -  Amendment No. 1 dated as March 17, 2004, to the Amended and Restated Limited Liability Company Agreement dated as of December 31, 1998, of Marathon Ashland Petroleum
                     LLC (filed as Exhibit 10.2 to Ashland's Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).
         10.19    -  Put/Call Registration Rights and Standstill Agreement,
                     dated as of January 1, 1998, including Amendment No. 1 thereto, dated as of December 31, 1998, among Marathon Oil Company, USX Corporation, Ashland Inc. and Marathon Ashland Petroleum LLC.
         10.20    -  Amendment No. 2 dated as of March 17, 2004, to the
                     Put/Call Registration Rights and Standstill Agreement dated as of January 1, 1998, among Marathon Oil Company, USX Corporation, Ashland Inc. and Marathon Ashland Petroleum LLC (filed as Exhibit 10.1 to Ashland's Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

         10.21    -  Three-Year, $250 Million Revolving Credit Agreement dated as of April 2, 2004
         10.22    -  364-Day, $100 Million Revolving Credit Agreement dated
                     as of April 2, 2004
         11       -  Computation of Earnings Per Share (appearing on page F-9 of this annual report on Form 10-K).
         12       -  Computation of Ratio of Earnings to Fixed Charges.
         21       -  List of Subsidiaries.
         23.1     -  Consent of Independent Registered Public Accounting Firm.
         24       -  Power of Attorney, including resolutions of the Board of
                     Directors.
         31.1     -  Certification of James J. O'Brien, Chief Executive Officer
                     of   Ashland,   pursuant   to   Section   302  of  the
                     Sarbanes-Oxley Act of 2002.
         31.2     -  Certification of J. Marvin Quin, Chief Financial Officer
                     of   Ashland,   pursuant   to   Section   302  of  the
                     Sarbanes-Oxley Act of 2002.
         32       -  Certification of James J. O'Brien, Chief Executive Officer
                     of  Ashland,  and  J.  Marvin  Quin,  Chief  Financial
                     Officer of Ashland, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         99.1     -  Consent of Tillinghast-Towers Perrin.
         99.2     -  Consent of Hamilton, Rabinovitz & Alschuler, Inc.

     *Ashland agrees to supplement this filing and furnish a copy of any omitted schedule to the United States Securities and Exchange Commission upon request.

     **Portions of this document have received confidential treatment.

     Upon written or oral request, a copy of the above exhibits will be furnished at cost.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                            ASHLAND INC.
                                            (Registrant)
                                            By:

                                            /s/ J. Marvin Quin
                                            ---------------------------------
                                            J. Marvin Quin
                                            Senior Vice President and Chief
                                            Financial Officer

                                            Date:  December 14, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities indicated, on December 14, 2004.

               Signatures                                   Capacity
               ----------                                   ---------

               /S/ JAMES J. O'BRIEN                  Chairman of the Board,
--------------------------------------------         Chief Executive Officer
                 JAMES J. O'BRIEN                    and Director

                /S/ J. MARVIN QUIN                   Senior Vice President and
--------------------------------------------         Chief Financial Officer
                  J. MARVIN QUIN

               /S/ LAMAR M. CHAMBERS                 Vice President, Controller
--------------------------------------------         and Principal Accounting
                 LAMAR M. CHAMBERS                   Officer

                         *                           Director
--------------------------------------------
                  ERNEST H. DREW

                         *                           Director
--------------------------------------------
                   ROGER W. HALE

                         *                           Director
--------------------------------------------
                BERNADINE P. HEALY

                         *                           Director
--------------------------------------------
                  ERNEST H. DREW

                         *                           Director
--------------------------------------------
                 MANNIE L. JACKSON

                         *                           Director
--------------------------------------------
                 KATHLEEN LIGOCKI

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

                         *                           Director
--------------------------------------------
                 WILLIAM L. ROUSE, JR.

                         *                           Director
--------------------------------------------
                 GEORGE A. SCHAEFER, JR.

                        *                           Director
--------------------------------------------
                 THEODORE M. SOLSO

                         *                           Director
--------------------------------------------
                  MICHAEL J. WARD


*By:     /s/ David L. Hausrath
         David L. Hausrath
         Attorney-in-Fact
Date:    December 14, 2004

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table shows revenues, operating income and operating information by industry segment for each of the last three years ended September 30.


(In millions)                                                                        2004         2003         2002
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
SALES AND OPERATING REVENUES
APAC                                                                            $   2,525    $   2,400    $   2,652
Ashland Distribution                                                                3,199        2,811        2,541
Ashland Specialty Chemical                                                          1,386        1,212        1,130
Valvoline                                                                           1,297        1,235        1,152
Intersegment sales                                                                   (106)         (92)         (85)
                                                                                ----------   ----------   ----------
                                                                                $   8,301    $   7,566    $   7,390
                                                                                ==========   ==========   ==========
OPERATING INCOME
APAC                                                                            $     111    $     (42)   $     122
Ashland Distribution                                                                   78           32            1
Ashland Specialty Chemical                                                             87           31           70
Valvoline                                                                             105           87           77
Refining and Marketing (1)                                                            383          263          143
Corporate                                                                            (102)        (105)         (92)
                                                                                ----------   ----------   ----------
                                                                                $     662    $     266    $     321
                                                                                ==========   ==========   ==========
OPERATING INFORMATION
APAC
      Construction backlog at September 30 (millions) (2)                       $   1,746    $   1,745    $   1,691
      Net construction job revenues (millions) (3)                              $   1,433    $   1,361    $   1,527
      Hot-mix asphalt production (million tons)                                      33.4         32.5         36.7
      Aggregate production (million tons)                                            29.6         28.7         31.0
      Ready-mix concrete production (million cubic yards)                             1.7          2.0          2.1
Ashland Distribution (4)
      Sales per shipping day (millions)                                         $    12.6    $    11.2    $    10.1
      Gross profit as a percent of sales                                              9.6%         9.9%         9.7%
Ashland Specialty Chemical (4)
      Sales per shipping day (millions)                                         $     5.4    $     4.8    $     4.5
      Gross profit as a percent of sales                                             27.9%        29.9%        32.9%
Valvoline
      Lubricant sales (million gallons)                                             191.6        193.5        199.0
      Premium lubricants (percent of U.S. branded volumes)                           21.5%        18.5%        16.1%
Refining and Marketing (5)
      Refinery runs (thousand barrels per day)
        Crude oil refined                                                             920          900          930
        Other charge and blend stocks                                                 167          133          151
      Refined product yields (thousand barrels per day)
        Gasoline                                                                      600          554          594
        Distillates                                                                   291          278          293
        Asphalt                                                                        74           71           73
        Other                                                                         135          131          127
                                                                                ----------   ----------   ----------
        Total                                                                       1,100        1,034        1,087
      Refined product sales (thousand barrels per day) (6)                          1,385        1,345        1,321
      Refining and wholesale marketing margin (per barrel) (7)                  $    3.11    $    2.59    $    1.82
      Speedway SuperAmerica (SSA)
        Retail outlets at September 30                                              1,685        1,791        2,063
        Gasoline and distillate sales (million gallons)                             3,165        3,423        3,622
        Gross margin - gasoline and distillates (per gallon)                    $   .1167    $   .1191    $   .1040
        Merchandise sales (millions) (8)                                        $   2,301    $   2,281    $   2,381
        Merchandise margin (as a percent of sales)                                   24.4%        24.5%        24.2%


(1)  Includes  Ashland's equity income from Marathon Ashland  Petroleum LLC
     (MAP), amortization related to Ashland's excess investment in MAP, and other activities associated with refining and marketing.
(2) Includes APAC's proportionate share of the backlog of unconsolidated joint ventures.
(3)  Total construction job revenues, less subcontract costs.
(4) Sales are defined as sales and operating revenues. Gross profit is defined as sales and operating revenues, less cost of sales and operating expenses.
(5) Amounts represent 100% of MAP's operations, in which Ashland owns a 38% interest.
(6) Total average daily volume of all refined product sales to MAP's wholesale, branded and retail (SSA) customers.
(7) Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation.
(8) Effective January 1, 2003, SSA adopted EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," which requires rebates from vendors to be recorded as reductions to cost of sales. Rebates from vendors recorded in SSA merchandise sales for periods prior to January 1, 2003 have not been restated and included $46 million in 2003 and $170 million in 2002.

RESULTS OF OPERATIONS

     Ashland's net income amounted to $378 million in 2004, $75 million in 2003 and $117 million in 2002. Income from continuing operations (which excludes discontinued operations and the cumulative effect of accounting changes) amounted to $398 million in 2004, $94 million in 2003 and $115 million in 2002. Ashland's results from discontinued operations, consisting of charges associated with estimated future asbestos liabilities less probable insurance recoveries, as well as net income from the discontinued operations of its Electronic Chemicals business, along with the cumulative effect of accounting changes adopted in 2002 and 2003, accounted for the difference in net income and income from continuing operations.

     Chemical Sector (consisting of Ashland Distribution, Ashland Specialty Chemical and Valvoline) operating income totaled $270 million in 2004, compared to $150 million in 2003 and $148 million in 2002. Ashland Distribution, Ashland Specialty Chemical and Valvoline all showed significant improvement in 2004, reflecting a combined 12% increase in sales and operating revenues and an improved cost structure. In the Transportation Construction Sector, Ashland Paving And Construction (APAC) recorded operating income of $111 million in 2004, compared to a loss of $42 million in 2003 and income of $122 million in 2002. APAC's improvement in 2004 reflected a reduced cost structure and more normal weather for the overall year. Refining and Marketing operating income was $383 million in 2004, compared to $263 million in 2003 and $143 million in 2002, reflecting higher refining margins year-over-year and increased refinery throughput in 2004 compared with 2003. An analysis of operating income by industry segment follows.

APAC

     Operating income from APAC totaled $111 million in 2004, compared with an operating loss of $42 million in 2003. Higher margins on construction work, driven primarily by reduced operating costs, was the primary contributor to the earnings improvement. Income also increased from the sale of hot-mix asphalt and aggregates, reflecting improved pricing and margins as well as slightly higher sales volumes in both areas. Operating efficiency increased as a result of broad-based business improvement programs implemented over the last three years, and somewhat better weather conditions for 2004 overall, compared with the record levels of rainfall experienced in 2003. APAC reversed into income $5 million of a job loss reserve established in 2003 related to a large highway construction project in Virginia. Also contributing to 2004 earnings, APAC sold a significant portion of its ready-mix concrete operations in the June quarter, realizing proceeds net of selling expenses of $38 million and a pretax gain of $9 million. Costs related to Project PASS, APAC's process redesign initiative completed during 2004, amounted to $10 million in 2004, compared with $20 million in 2003. As of September 30, 2004, APAC's construction backlog, which consists of contracts awarded and funded but not yet performed, was $1.75 billion, essentially even with the year-end record set in 2003.

     During 2003, APAC reported an operating loss of $42 million, compared to income of $122 million in 2002. In many of the states in which APAC operates, rainfall during 2003 was among the highest levels on record in the past 109 years as measured by the National Climatic Data Center. In addition to hampering the overall level of construction activity, the weather conditions resulted in significant levels of rework and created significant inefficiencies in completing the construction work that APAC performed. Earnings from construction jobs were down significantly, reflecting an 11% decrease in net construction job revenues (total construction job revenues less subcontract costs) and a related increase in overhead costs not allocated to individual jobs. As a result of weather-related cost increases and construction delays, APAC established reserves for job losses on several projects, including $14 million related to a large highway construction project in Virginia. Margins of the asphalt plants were also down due to an 11% decrease in production and significantly higher costs for liquid asphalt and fuel. In addition, APAC recognized an impairment charge of $9 million associated with non-strategic businesses identified for sale. Costs associated with Project PASS, APAC's process redesign initiative, amounted to $20 million in 2003, compared to $17 million in 2002.

ASHLAND DISTRIBUTION

     Ashland Distribution generated record operating income of $78 million in 2004, compared with $32 million in 2003. Sales increased 14% compared with 2003, due to a 7% increase in unit volumes and a 7% increase in selling prices. Gross profit as a percent of sales declined slightly, from 9.9% to 9.6%, attributable primarily to lower margins within the chemicals product category. Selling, general and administrative expenses were reduced 10%, reflecting cost-cutting and efficiency improvements achieved through Ashland's Top-Quartile Cost Structure (TQCS) program that began in 2003. Income in 2004 increased from all regions, both domestically and in Europe.

     Operating income from Ashland Distribution amounted to $32 million in 2003, compared to $1 million in 2002. Overall sales were up 11% (of which 5% came from higher volumes), despite a continuing sluggish industrial production environment. Reported results for 2003 included $6 million of gains from property sales and litigation settlements, as well as a charge of $5 million for staff reductions under the TQCS program. Results of Ashland Distribution for 2002 included income of $7 million from the settlement of the sorbate antitrust litigation.

ASHLAND SPECIALTY CHEMICAL

     Operating income from Ashland Specialty Chemical increased to $87 million in 2004, compared to $31 million in 2003. Sales from the thermoset resins businesses (Casting Solutions, Composite Polymers and Specialty Polymers & Adhesives) increased 17%, reflecting an 11% increase in unit sales volumes and a 6% increase in selling prices. The increase in sales was partially offset by a decline in gross profit percentage due to the inability to fully recover persistently rising raw materials costs. The water technologies businesses (Drew Industrial and Drew Marine) achieved higher income as a result of a 7% increase in revenues. Ashland Specialty Chemical's selling, general and administrative expenses were reduced in 2004, reflecting cost reductions achieved through Ashland's TQCS program. Adding to income in 2004, a parcel of land and fixed assets in Plaquemine, Louisiana were sold for net proceeds of $9 million, resulting in a pretax gain of $6 million. Results for 2003 included an impairment charge of $10 million for a maleic anhydride production facility, as well as a charge of $5 million for staff reductions under the TQCS program.

     Ashland Specialty Chemical's operating income amounted to $31 million in 2003, compared to $70 million in 2002. Although overall sales were up 7%, the individual businesses reported mixed results. Earnings from most of the thermoset resins businesses were down, reflecting raw material cost increases that were not completely recovered in the marketplace. Results from Castings Solutions and Drew Industrial were up, reflecting sales increases of 11% and 8%, combined with more stable margins. In spite of higher sales, operating income from Drew Marine was down largely due to the effects of the weakening U.S. dollar on margins. Sales of Drew Marine are principally denominated in U.S. dollars, while most of its costs are denominated in foreign currencies. In addition, the earnings of Ashland Specialty Chemical for 2003 included an impairment charge of $10 million for a maleic anhydride production facility, as well as a charge of $5 million for staff reductions under the TQCS program.

VALVOLINE

     Valvoline generated record operating income of $105 million in 2004, compared with $87 million in 2003. Lubricant sales volumes decreased 1% from 2003, but unit sales of higher-margin premium lubricants (MaxLife, Durablend and SynPower) increased 15%. Valvoline Instant Oil Change (VIOC) reported its third year of record earnings due in part to a 3% increase in non-oil change revenues and a 2% increase in premium oil changes, contributing to a 6% increase in the average sale per customer visit. Valvoline's international operations posted record operating income, mostly due to a 6% increase in lubricant sales volumes and strengthening foreign currencies. At September 30, 2004, VIOC operated 360 company-owned service centers, compared to 357 centers in 2003 and 363 centers in 2002. The VIOC franchising program continues to expand, with 397 centers open at September 30, 2004, compared to 372 centers in 2003 and 335 centers in 2002. VIOC's future growth will continue to focus principally on expanding the number of franchised rather than company-owned centers.

     Operating income from Valvoline amounted to $87 million in 2003, compared to $77 million in 2002. Branded lubricant volume was up slightly, but the mix improved considerably with higher margin premium lubricants accounting for 18.5% of the total in 2003, compared to 16.1% in 2002. Significant improvements were also achieved from international operations, VIOC and automotive system fluids. Valvoline International had better volumes and margins in Europe and Australia, and their improved operating results were further enhanced by strengthening foreign currency translation rates. VIOC's increased earnings reflected a growing number of oil changes using premium lubricants and increased revenues from transmission, cooling, fuel and air quality system services. Valvoline also sold its remaining inventory of R-12 refrigerant at a small profit.


REFINING AND MARKETING

     Operating income from Refining and Marketing, which consists primarily of equity income from Ashland's 38% ownership interest in MAP, amounted to $383 million in 2004, compared to $263 million in 2003. In 2004, MAP achieved its second highest level of earnings for the twelve months ended September. Equity income from MAP's refining and marketing operations increased $127 million, reflecting an increase of 52 cents per barrel in its refining and wholesale marketing margin. MAP's refineries processed approximately 1.1 million barrels per day of crude oil and other feedstocks during 2004, an increase of 5% from 2003. Equity income from MAP's retail operations

     (Speedway SuperAmerica and a 50% interest in the Pilot Travel Centers joint venture) declined $6 million due to an $8 million gain on the sale of Speedway SuperAmerica's southern stores in 2003.

     On March 19, 2004, Ashland announced the signing of an agreement under which it would transfer its 38% interest in MAP and two wholly-owned businesses to Marathon in a transaction structured to be generally tax free and valued at approximately $3.0 billion (the "MAP Transaction"). The two other businesses are Ashland's maleic anhydride business and 61 VIOC centers. The transaction is subject to several previously disclosed conditions, including approval by Ashland's shareholders, consent from Ashland's public debt holders and receipt of a favorable private letter ruling from the Internal Revenue Service (IRS) with respect to the tax treatment. Ashland has filed registration statements and proxy materials with the Securities and Exchange Commission (SEC) and is responding to comments. In addition, Ashland submitted a request to the IRS for a private letter ruling on the tax-free status of the proposed transaction. Ashland continues to discuss the complex tax issues related to this transaction with the IRS. Ashland has not resolved all issues with the IRS and is exploring alternatives for the resolution of these issues. At this time, Ashland cannot predict whether the requested rulings will be received. If the requested rulings are not received, the transaction would have to be modified or terminated. In any event, Ashland does not believe that a transaction will close earlier than March 2005.

     Operating income from Refining and Marketing was $263 million in 2003, compared to $143 million in 2002. Equity income from MAP's refining and wholesale marketing operations was up $92 million, principally reflecting an increase of 77 cents a barrel in its refining and wholesale marketing margin and higher operating expenses. Equity income from MAP's retail operations increased by $20 million, reflecting a gain of $8 million on the sale of Speedway SuperAmerica's southern stores and higher product and merchandise margins for Pilot Travel Centers.

CORPORATE

     Corporate expenses were $102 million in 2004, $105 million in 2003 and $92 million in 2002. The reduction in expense reflects an increase in 2004 of $16 million related to performance-based employee incentive plans, which was more than offset by the inclusion in 2003 of $19 million in severance and other transition costs related to Ashland's TQCS and other cost reduction programs. The increase in 2003 compared to 2002 reflects the expense in 2003 for severance and other transition costs related to Ashland's TQCS and other cost reduction programs, increased incentive and deferred compensation costs and $6 million related to the expensing of employee stock options. Those increases were partially offset by lower ongoing administrative costs in 2003, as well as additional reserves that were included in 2002 costs.

NET INTEREST AND OTHER FINANCIAL COSTS

     The following table summarizes the components of net interest and other financial costs.

(In millions)                                                                         2004         2003         2002
---------------------------------------------------------------------------------------------------------------------
NET INTEREST AND OTHER FINANCIAL COSTS
Interest expense                                                                $      114   $      123   $      135
Expenses on sales of accounts receivable                                                 3            3            4
Other financial costs                                                                    3            3            3
Interest income                                                                         (6)          (1)          (4)
                                                                                -----------  -----------  -----------
                                                                                $      114   $      128   $      138
                                                                                ===========  ===========  ===========

     Ashland's long-term debt declined from $1.9 billion at October 1, 2001 to $1.5 billion at the end of fiscal 2004, accounting for a reduction in interest expense of $12 million in 2003 and an additional $9 million in 2004. Interest income increased $5 million in 2004, with most of that increase due to the recognition of interest income associated with income tax refunds claimed for prior years.

INCOME TAXES

     Ashland's income tax expense for 2004 included $48 million in tax benefits related to prior years. During the year, Ashland reached resolution with the Internal Revenue Service on several open tax matters from prior years, resulting in a tax benefit of $33 million as a result of the reduction of amounts previously provided as contingent tax liabilities. In addition, Ashland recognized federal income tax benefits associated with a claim for additional research and development tax credits valued at $15 million. Excluding these two items, Ashland's adjusted effective tax rate was 36.0% in 2004, compared to 31.9% in 2003. The overall effective rate was lower in 2003 than in 2004 due to Ashland's lower level of earnings in 2003 and the resulting larger relative portion of those earnings derived from income taxed at less than full U.S. statutory rates.

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

(In millions)                                                                        2004        2003         2002
-------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS (NET OF TAX)
Reserves for asbestos-related litigation (net of insurance recoveries)         $      (18)  $    (109)   $       -
Electronic Chemicals
      Results of operations                                                             -          14           13
      Gain on sale of operations                                                       (3)         81            -
Resolution of tax contingency issues                                                    1           -            -
                                                                               -----------  ----------   ----------
                                                                               $      (20)  $     (14)   $      13
                                                                               ===========  ==========   ==========


     Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos. Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation, a former subsidiary. During the quarter ended December 31, 2002, Ashland increased its reserve for asbestos claims by $390 million to cover litigation defense and claim settlement costs expected to be paid through December 2012. Because insurance provides reimbursements for most of these costs and coverage-in-place agreements exist with the insurance companies that provide substantially all of the coverage being accessed, the increase in the asbestos reserve was offset in part by probable insurance recoveries valued at $235 million. The resulting $155 million pretax charge to income, net of deferred income tax benefits of $60 million, was reflected as an after-tax loss from discontinued operations of $95 million in the Statement of Consolidated Income for the three months ended December 31, 2002. Additional reserves have been provided since then to reflect updates in the estimate of potential payments for litigation defense and claim settlement costs.

     During 2003, Ashland sold the net assets of its Electronic Chemicals business and certain related subsidiaries for $300 million. Due to the sale, the results of operations of those businesses, as well as the gain on the sale, were shown in discontinued operations.

     During 2004, Ashland reached resolution with the Internal Revenue Service on several open tax matters from prior years, as described previously in the discussion of income taxes. In addition to amounts reported in income from continuing operations, favorable resolution was also reached on matters associated with previously discontinued businesses, resulting in a $1 million tax benefit from the associated reduction in contingent tax liabilities previously recorded.

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

FINANCIAL POSITION

LIQUIDITY

     Cash flows from operations, a major source of Ashland's liquidity, amounted to $209 million in 2004, $242 million in 2003 and $168 million in 2002. Such amounts include cash distributions from MAP of $146 million in 2004, $197 million in 2003 and $196 million in 2002. During 2004, Ashland paid income taxes of $84 million, compared with $24 million in 2003 and $158 million in 2002. Ashland also contributed $137 million to its qualified pension plans in 2004, compared with $61 million in 2003 and $103 million in 2002. Cash flows from operations during 2004 were supplemented by $108 million in proceeds from the issuance of common stock resulting from stock option exercises, as well as $48 million from the sale of certain APAC operations. Over the last three years, cash flows from operations approximately equaled Ashland's capital requirements for net property additions and dividends, despite the fact that cash distributions from MAP have been suspended since December 31, 2003, pending closure of the MAP Transaction. Ashland's share of MAP's undistributed cash on September 30, 2004 was $203 million.

     Ashland's financial position has enabled it to obtain capital for its financing needs and to maintain investment grade ratings on its senior debt of Baa2 from Moody's and BBB from Standard & Poor's (S&P). In August 2003, S&P revised its outlook on Ashland to negative from stable, and lowered Ashland's commercial paper rating to A-3 from A-2. In March 2004, following the announcement of the pending MAP Transaction, S&P affirmed its long-term debt rating and placed Ashland's A-3 commercial paper rating on credit watch with positive implications. Conversely, in March 2004, Moody's lowered Ashland's commercial paper rating to P-3 from P-2. These actions materially restrict, and could at times eliminate, the availability of the commercial paper market to Ashland. Ashland has two revolving credit agreements providing for up to $350 million in borrowings. Although Ashland borrowed $175 million under these agreements to repay commercial paper shortly after the S&P downgrade in 2003, the revolving credit agreements were not used during 2004. In the June 2004 quarter, Ashland executed an additional $200 million revolving credit agreement which expires March 31, 2005. Ashland has utilized this facility to fund currently maturing long-term debt and certain lease payments, and had $40 million outstanding under this facility at September 30, 2004. While the revolving credit agreements contain covenants limiting new borrowings based on Ashland's stockholders' equity, these agreements would have permitted an additional $2.4 billion of borrowings at September 30, 2004. Additional permissible borrowings are increased (decreased) by 150% of any increase (decrease) in stockholders' equity.

     At September 30, 2004,  working capital (excluding debt due within one year) amounted to $926 million, compared to $703 million at the end of 2003. Ashland's working capital is affected by its use of the LIFO method of inventory valuation. That method valued inventories below their replacement costs by $95 million at September 30, 2004, and $78 million at September 30, 2003. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 84% of current liabilities at September 30, 2004, compared to 92% at the end of 2003. Essentially all of this decrease was due to a $337 million increase in debt due within one year.

CAPITAL RESOURCES

     Property additions amounted to $500 million during the last three years and are summarized in the Information by Industry Segment on page F-27. Property additions in 2004 included a $33 million buyout of an operating lease for a portion of the buildings on Ashland's Dublin, Ohio campus. For the past three years, APAC accounted for 45% of Ashland's capital expenditures, while Ashland Specialty Chemical accounted for an additional 25%. Capital used for acquisitions (including assumed debt) amounted to $27 million during the last three years, of which $20 million was invested in APAC, $4 million in Ashland Specialty Chemical and $3 million in Valvoline. A summary of the capital employed in Ashland's operations follows. The increase in capital employed in Refining and
Marketing in 2004 is attributed to the terms of the pending MAP Transaction, under which MAP suspended quarterly cash distributions to Ashland and Marathon after December 31, 2003 until the closing of the transaction. The reduction in capital employed in Ashland Specialty Chemical in 2003 resulted principally from the sale of the Electronic Chemicals business.


(In millions)                                                                         2004         2003         2002
---------------------------------------------------------------------------------------------------------------------
CAPITAL EMPLOYED
APAC                                                                            $      959   $    1,014   $    1,039
Ashland Distribution                                                                   449          418          459
Ashland Specialty Chemical                                                             490          438          610
Valvoline                                                                              388          399          343
Refining and Marketing                                                               2,053        1,866        1,818


     Long-term borrowings provided cash flows of $55 million during the last three years, the proceeds from which were used in part to retire $456 million of long-term debt. Debt retirements included scheduled maturities, as well as prepayments or refundings to reduce interest costs. Cash flows were supplemented as necessary by the issuance of short-term notes, commercial paper and borrowings under the revolving credit agreements.

     During 2004, Ashland reduced its total debt by $66 million to $1.5 billion. Stockholders' equity increased by $453 million during 2004 to $2.7 billion. Increases resulting from $378 million of net income, $132 million from issuance of common shares under stock incentive and other plans, and $33 million of translation gains associated with foreign operations were partially offset by cash dividends of $77 million and a $13 million increase in the minimum pension liability. Debt as a percent of capital employed was reduced from 41.7% at the end of 2003 to 36.4% at September 30, 2004.

     At September 30, 2004, Ashland's debt included $69 million of floating-rate obligations, and the interest rates on an additional $183 million of fixed-rate, medium-term notes were effectively converted to floating rates through interest rate swap agreements. In addition, Ashland's costs under its sale of receivables program and various operating leases are based on the floating-rate interest costs on $187 million of third-party debt underlying those transactions. As a result, Ashland was exposed to short-term interest rate fluctuations on $439 million of debt obligations at September 30, 2004.

     During 2005, Ashland expects capital expenditures of approximately $280 million, excluding any buyouts of current leases, compared with $210 million in 2004. Most of the increase is planned for APAC and Valvoline. Improvements in APAC's equipment management processes and a sizable lease program during the past two years has allowed a reduction in capital expenditures during that period. Valvoline's increase reflects capital spending on various organic growth and efficiency improvement projects. In 2004, Ashland initiated a multi-year SAP enterprise resource planning (ERP) project that is expected to be implemented world-wide across Ashland's Chemical Sector to achieve increased efficiency and effectiveness in supply chain, financial, and environmental, health and safety processes. Capital costs for this project through 2007 are expected to total in the range of $90 to $100 million, of which approximately $25 million is expected to be spent in 2005. Ashland's capital requirements in 2005 for property additions and dividends will be met from internally generated funds. Scheduled debt repayments of $439 million will be met either through proceeds from the pending MAP Transaction or, if that transaction should not close, partially from short-term investments and partially from refundings.

     The following table aggregates Ashland's commitments to make future payments under existing contracts at September 30, 2004. Contractual cash obligations for which the ultimate settlement amounts are not fixed and determinable have been excluded.

                                                                                     2006-       2008-       Later
(In millions)                                             Total         2005         2007        2009        Years
-------------------------------------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS
Short-term and long-term debt (1)                     $   2,151   $      544   $      341   $     499    $     767
Operating lease obligations                                 257           47           76          51           83
Purchase obligations
      Construction subcontracts                             570          513           57           -            -
      Construction materials                                387          319           66           1            1
      Other raw materials                                   173           75           88          10            -
      Property, plant and equipment                           6            6            -           -            -
Employee benefit obligations (2)                            401          104           62          65          170
                                                      ----------  -----------  -----------  ----------   ----------
Total contractual obligations                         $   3,945   $    1,608   $      690   $     626    $   1,021
                                                      ==========  ===========  ===========  ==========   ==========

(1) Includes principal and interest payments. Capitalized lease obligations are not significant and are included in long-term debt.
(2) Includes estimated funding of Ashland's qualified U.S. and non-U.S. pension plans for 2005, as well as projected benefit payments through 2014 under Ashland's nonqualified pension plans and other postretirement benefit plans. See Note O of Notes to Consolidated Financial Statements for additional information.

OFF-BALANCE SHEET ARRANGEMENTS

     Ashland and its subsidiaries are lessees of office buildings, retail outlets, transportation and off-road construction equipment, warehouses and storage facilities, and other equipment, facilities and properties under leasing agreements that expire at various dates. Under various operating leases, Ashland has guaranteed the residual value of the underlying property. If Ashland had canceled those leases at September 30, 2004, its maximum obligations under the residual value guarantees would have amounted to $98 million. Ashland does not expect to incur any significant charge to earnings under these guarantees, $24 million of which relates to real estate. These lease agreements are with unrelated third party lessors and Ashland has no additional contractual or other commitments to any parties to the leases.

     Ashland has also guaranteed 38% of MAP's payments for certain crude oil purchases, up to a maximum guarantee of $95 million. At September 30, 2004, Ashland's contingent liability under this guarantee amounted to the full $95 million. Ashland has not made and does not expect to make any payments under this guarantee.

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

LONG-LIVED ASSETS

     The cost of plant and equipment is depreciated by the straight-line method over the estimated useful lives of the assets. Useful lives are based on historical experience and are adjusted when changes in planned use, technological advances or other factors show that a different life would be more appropriate. Such costs are periodically reviewed for recoverability when impairment indicators are present. Such indicators include, among other factors, operating losses, unused capacity, market value declines and technological obsolescence. Recorded values of property, plant and equipment that are not expected to be recovered through undiscounted future net cash flows are written down to current fair value, which generally is determined from estimated discounted future net cash flows (assets held for use) or net realizable value (assets held for sale). During 2003, Ashland recognized an impairment charge of $10 million for a maleic anhydride production facility that is shut down and not likely to reopen based on internal analyses. Although circumstances can change considerably over time, Ashland is not aware of any impairment indicators that would necessitate periodic reviews on any significant asset within property, plant and equipment at September 30, 2004.

     Intangible assets with indefinite lives are subject to annual impairment tests. Such tests are completed separately with respect to the goodwill of each of Ashland's reporting units, which generally are synonymous with its industry segments. However, the individual operating divisions of Ashland Specialty Chemical are also considered reporting units under FAS 142. Since market prices of Ashland's reporting units are not readily available, management makes various estimates and assumptions in determining the estimated fair values of those units. Fair values are based principally on EBITDA (earnings before interest, taxes, depreciation and amortization) multiples of peer group companies for each of these reporting units. Ashland recognized impairment charges of $9 million in 2003 and $2 million in 2004 for goodwill associated with non-strategic businesses of APAC identified for sale. The most recent annual impairment tests indicated that the fair values of each of Ashland's reporting units with significant goodwill were in excess of their carrying values, with the large majority of those units exceeding carrying value by more than 20%. Despite that excess, however, impairment charges could still be required if a divestiture decision were made with respect to a particular business included in one of the reporting units.

EMPLOYEE BENEFIT OBLIGATIONS

     Ashland and its subsidiaries sponsor contributory and noncontributory qualified and non-qualified defined benefit pension plans that cover substantially all employees in the United States and in a number of other countries. Benefits under these plans generally are based on employee's years of service and compensation during the years immediately preceding their retirement. In addition, the companies also sponsor unfunded postretirement benefit plans, which provide health care and life insurance benefits for eligible employees who retire or are disabled. Retiree contributions to Ashland's health care plans are adjusted periodically, and the plans contain other cost-sharing features, such as deductibles and coinsurance. Life insurance plans generally are noncontributory.

     The principal assumptions used to determine Ashland's pension and other postretirement benefit costs are the discount rate, the rate of compensation increase and the expected long-term rate of return on plan assets. Because Ashland's retiree health care plans contain various caps that limit Ashland's contributions and because medical inflation is expected to continue at a rate in excess of these caps for the immediate future, no assumption is needed with respect to future inflation in medical costs.

     The discount rates used to determine the present value of future pension payments, healthcare costs and life insurance benefits are based on the yields on high-quality, fixed-income investments (such as Moody's Aa-rated corporate bonds), as adjusted for the longer duration of Ashland's pension and other postretirement benefit obligations. The present value of Ashland's future obligations under the pension and postretirement plans were determined using discount rates of 6.0% at September 30, 2004, and 6.25% at September 30, 2003. Ashland's expense under these plans is determined using the discount rate as of the beginning of the fiscal year, which amounted to 6.25% for 2004, 6.75% for 2003, 7.25% for 2002, and will be 6.0% for 2005.

     The rate of compensation increase assumptions are 4.5% for 2004 and 5.0% for 2003 and 2002. The long-term expected rate of return on assets is assumed to be 8.5% in 2004 and 9.0% in 2003 and 2002. The return on plan assets is subject to wide year-to-year variances. For 2004, the pension plan assets generated an actual return of 11.8%, compared to 19.1% in 2003 and losses of 6.7% in 2002. However, the expected return on plan assets is designed to be a long-term assumption, and actual returns will be subject to considerable year-to-year variances. Ashland has generated compounded annual investment returns of 5.3% and 9.3% on its pension plan assets over the last five-year and ten-year periods. Shown below are the estimated increases in pension and postretirement expense that would have resulted from a 1% change in each of the assumptions for each of the last three years.

(In millions)                                                                         2004         2003         2002
---------------------------------------------------------------------------------------------------------------------
INCREASE IN PENSIONS COSTS FROM
Decrease in the discount rate                                                   $       21   $       20   $       21
Increase in the salary adjustment rate                                                   9            9           10
Decrease in the expected return on plan assets                                           7            6            5
INCREASE IN OTHER POSTRETIREMENT COSTS FROM
Decrease in the discount rate                                                            2            2            4

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

     During the December 2002 quarter, Ashland increased its reserve for asbestos claims by $390 million to cover the litigation defense and claim settlement costs for probable and reasonably estimable future payments related to existing open claims, as well as an estimate of those that may be filed in the future. Prior to December 31, 2002, the asbestos reserve was based on the estimated costs that would be incurred to settle existing open claims. A range of estimates of future asbestos claims and related costs using various assumptions was developed with the assistance of Hamilton, Rabinovitz & Alschuler, Inc. (HR&A). The methodology used by HR&A to project future asbestos costs was based largely on Ashland's recent experience, including claim-filing and settlement rates, disease mix, open claims, and litigation defense and claim settlement costs. Ashland's claim experience was compared to the results of previously conducted epidemiological studies estimating the number of people likely to develop asbestos-related diseases. Those studies were undertaken in connection with national analyses of the population expected to have been exposed to asbestos. Using that information, HR&A estimated a range of the number of future claims that may be filed, as well as the related costs that may be incurred in resolving those claims.

     From the range of estimates, Ashland recorded the amount it believed to be the best estimate, which represented the expected payments for litigation defense and claim settlement costs during the next ten years. Subsequent updates to this estimate have been made, with the assistance of HR&A, based on a combination of a number of factors including the actual volume of new claims, recent settlement costs, changes in the mix of alleged disease, enacted legislative changes and other developments impacting Ashland's estimate of future payments. Ashland's reserve for asbestos claims on an undiscounted basis amounted to $618 million at September 30, 2004.

     Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict. In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, Ashland believes its asbestos reserve represents the best estimate within a range of possible outcomes. As a part of the process to develop Ashland's estimates of future asbestos costs, a range of long-term cost models is developed that assumes a run-out of claims through 2055. These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously. The total future litigation defense and claim settlement costs on an undiscounted basis has been estimated within a reasonably possible range of $400 million to $2.0 billion, depending on the number of years those costs extend and other combinations of assumptions selected. Ashland's reserve represents between 10 and 29 years of future costs, depending on the model selected. If actual experience is worse than projected relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, Ashland may need to increase further the estimates of the costs associated with asbestos claims and these increases could potentially be material over time.

     Ashland has insurance coverage for most of the litigation defense and claim settlement costs incurred in connection with its asbestos claims, and coverage-in-place agreements exist with the insurance companies that provide substantially all of the coverage currently being accessed. As a result, increases in the asbestos reserve have been largely offset by probable insurance recoveries. The amounts not recoverable generally are due from insurers that are insolvent, rather than as a result of uninsured claims or the exhaustion of Ashland's insurance coverage.

     Ashland retained the services of Tillinghast-Towers Perrin to assist management in the estimation of reasonably possible insurance recoveries associated with Ashland's estimate of its asbestos liabilities. Such recoveries are based on management's assumptions and estimates surrounding the available or applicable insurance coverage. One such assumption is that all solvent insurance carriers remain solvent. Although coverage limits are resolved in the coverage-in-place agreement with Equitas Limited (Equitas) and other London companies, which collectively provide a significant portion of Ashland's insurance coverage for asbestos claims, there is a disagreement with these companies over the timing of recoveries. The resolution of this disagreement could have a material effect on the value of insurance recoveries from those companies. In estimating the value of future recoveries, Ashland has used the least favorable interpretation of this agreement under which the ultimate recoveries are extended for many years, resulting in a significant discount being applied to value those recoveries. Ashland will continue to apply this methodology until such time as the disagreement is resolved. On July 21, 2004, Ashland filed a demand for arbitration to resolve the dispute concerning the interpretation of this agreement.

     At September 30, 2004, Ashland's receivable for recoveries of litigation defense and claim settlement costs from its insurers amounted to $435 million, of which $54 million relates to costs previously paid. About 35% of the estimated receivables from insurance companies at September 30, 2004, are expected to be due from Equitas and other London companies. Of the remainder, approximately 90% is expected to come from companies or groups that are rated A or higher by A. M. Best.

ENVIRONMENTAL REMEDIATION

     Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At September 30, 2004, such locations included 93 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, approximately 130 current and former operating facilities (including certain operating facilities conveyed to
MAP) and about 1,220 service station properties. Ashland's reserves for environmental remediation amounted to $152 million at September 30, 2004. Such amounts reflect Ashland's estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.

     Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland's ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites. Ashland regularly adjusts its reserves as environmental remediation continues. Environmental remediation expense amounted to $2 million in 2004, $22 million in 2003 and $30 million in 2002.

     No individual remediation location is material to Ashland, as its largest reserve for any site is less than 10% of the remediation reserve. As a result, Ashland's exposure to adverse developments with respect to any individual site is not expected to be material, and these sites are in various stages of ongoing remediation. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occurs in a particular quarter or fiscal year, Ashland believes that the chance of such developments occurring in the same quarter or fiscal year is remote.

CONSTRUCTION CONTRACTS

     Income related to construction contracts generally is recognized by the units-of-production method, which is a variation of the percentage-of-completion method. Construction jobs by their very nature are subject to numerous risks that could create variances from expectations. Such risks include changes in raw material and other costs, adverse weather conditions and the performance of subcontractors and other entities. Income is only certain after a job is completed, and the extent of completion can be difficult to assess in certain circumstances.

     The extent of completion for each production phase is determined by reference to material quantities, labor hours, subcontract costs or other factors that are believed to be most indicative of the progress made under each phase of a project. Revenues earned are computed by reference to the contract or detailed analyses of revenues and expenses by production phase that supported the related construction contract or bid proposal. These detailed analyses also serve as early indicators as to whether a construction contract may ultimately be completed at a loss. Any anticipated losses on such contracts are charged against operations as soon as such losses are determined to be probable and estimable. In 2003, reserves of $14 million were established for job losses related to a large highway construction project in Virginia, reflecting weather-related cost increases and construction delays resulting from record levels of rainfall. In 2004, $5 million of that reserve, which was the amount that had been provided for potential liquidated damages, was reversed into income when it was determined that those damages would not apply.

     Assumptions concerning the extent of completion can have a significant effect on the income recognized on an individual construction project in any period. However, the effects of individual assumptions on APAC's reported results are mitigated to some extent by the significant number of jobs in various stages of completion at any point in time.

OUTLOOK

     Ashland's focus in 2005 will be to support long-term growth in earnings and shareholder value through increased efficiency, effective capital management and expansion in existing and adjacent markets. Earnings performance will be driven largely by the strength of the U.S. and world economies, in combination with Ashland's continuing efforts to gain greater operational efficiency.

     The Top-Quartile Cost Structure (TQCS) program initiated in 2003 has yielded selling, general and administrative (SG&A) cost reductions in every segment, evidenced by a reduction in total SG&A expense of $85 million in 2004. In 2005, this program's focus will transition from cost reductions within the individual business segments to gains in process efficiency and effectiveness across the segments.

     Ashland is currently in the design phase of a multi-year SAP ERP system that is scheduled to be implemented globally over the next three years across Ashland's Chemical Sector. This project focuses on supply chain, financial, and environmental, health and safety processes. It is expected to provide an integrated system that streamlines and standardizes these key processes on an end-to-end basis, with the foundational objective being to deliver exemplary performance for Ashland's customers.

     Positively impacting APAC, federal highway funding for the 14 states in which APAC operates increased 22% in 2004 compared to 2003. An even larger appropriation for fiscal year 2005 is pending in Congress. APAC should also benefit from additional savings as a result of its multi-year Project PASS business redesign initiative that focused on greater leverage of purchasing power, improved equipment management and more efficient administrative support. At September 30, 2004, construction backlog amounted to $1.7 billion, essentially the same as the previous year-end record set in 2003. Earnings are also expected to benefit from 0.5% higher estimated margin on new construction contracts awarded in 2004, compared with that of 2003. APAC will pursue organic earnings growth through emphasizing large construction jobs and expanding existing capabilities in the areas of concrete paving, bridge work and milling.

     Ashland Distribution's strong earnings performance is expected to continue in 2005, with a focus on increasing sales volumes through greater customer satisfaction from the delivery of on-time, accurate and complete orders and overall reductions in the level of rework in the order-to-cash process. Ashland Specialty Chemical should build on its successes achieved in 2004 in the area of manufacturing expense reduction and quality improvements through the application of Six Sigma principles, as well as drive revenue growth through various new product initiatives. Building on successes in 2004, Valvoline expects to further increase the share of its lubricants product mix represented by premium brands, reflecting a strategy of product innovation, while also driving growth in its Valvoline Instant Oil Change business through preventative maintenance service. Ashland expects to continue its growth outside the U.S. in areas where market position or the external market dynamics offer attractive opportunities for profitable growth.

     Ashland was successful in 2004 in largely recovering raw material cost increases through higher selling prices in most segments. However, Ashland Specialty Chemical did experience a reduction in gross margin in 2004 due to its inability to fully recover those higher costs. The ability to recover any cost increases that may be experienced in 2005 will be an important determinant of Ashland's earnings.

     Ashland does not believe that the proposed MAP Transaction will close earlier than March 2005. If certain rulings concerning the proposed transaction are not received from the IRS, the transaction would have to be modified or terminated. Forward petroleum markets currently suggest that 2005 should be another strong year for MAP and for Ashland's Refining and Marketing segment during the period Ashland holds its interest in MAP. Refining margins are, however, subject to considerable change as actual and perceived supply and demand factors change.

     Ashland's sales and operating revenues are normally subject to seasonal variations. Although APAC normally enjoys a relatively long construction season, most of its operating income is generated during the construction period of May through October. In addition, MAP experiences demand increases for gasoline during the summer driving season, for propane and distillate during the winter heating season and for asphalt during the construction season. The following table compares operating income by quarter for the three years ended September 30, 2004 (amounts for each quarter do not necessarily total to results for the year due to rounding).

(In millions)                                                                         2004         2003         2002
---------------------------------------------------------------------------------------------------------------------
QUARTERLY OPERATING INCOME (LOSS)
December 31                                                                     $       92   $       32   $       96
March 31                                                                                10          (24)          (3)
June 30                                                                                292          138          132
September 30                                                                           268          119           96


EFFECTS OF INFLATION AND CHANGING PRICES

     Ashland's financial statements are prepared on the historical cost method of accounting and, as a result, do not reflect changes in the purchasing power of the U.S. dollar. Although annual inflation rates have been low in recent years, Ashland's results are still affected by the cumulative inflationary trend from prior years.

     Certain of the industries in which Ashland and MAP operate are capital-intensive, and replacement costs for their plant and equipment generally would exceed their historical costs. Accordingly, depreciation, depletion and amortization expense would be greater if it were based on current replacement costs. However, since replacement facilities would reflect technological improvements and changes in business strategies, such facilities would be expected to be more productive than existing facilities, mitigating part of the increased expense.

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

FORWARD-LOOKING STATEMENTS

     Management's Discussion and Analysis contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include those that refer to Ashland's operating performance, earnings and expectations about the MAP Transaction. Although Ashland believes its expectations are based on reasonable assumptions, it cannot assure the expectations reflected herein will be achieved. These forward-looking statements are based upon internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, weather, operating efficiencies and economic conditions, such as prices, supply and demand, cost of raw materials, and legal proceedings and claims (including environmental and asbestos matters) and are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from those described in the forward-looking statements. The risks, uncertainties, and assumptions include the possibility that Ashland will be unable to fully realize the benefits anticipated from the MAP Transaction; the possibility of failing to receive a favorable ruling from the Internal Revenue Service; the possibility that Ashland fails to obtain the approval of its shareholders; the possibility that the transaction may not close or that Ashland may be required to modify some aspect of the transaction to obtain regulatory approvals. Other factors and risks affecting Ashland are contained in Risks and Uncertainties in Note A to the Consolidated Financial Statements and in Item 1 of this annual report on Form 10-K. Ashland undertakes no obligation to subsequently update or revise these forward-looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Ashland selectively uses unleveraged interest rate swap agreements to obtain greater access to the lower borrowing costs normally available on floating-rate debt, while minimizing refunding risk through the issuance of long-term, fixed-rate debt. At September 30, 2004, Ashland held interest rate swaps that effectively converted the interest rates on $183 million of fixed-rate, medium-term notes to floating rates based upon three-month LIBOR. The swaps have been designated as fair value hedges, and since the critical terms of the debt instruments and the swaps match, the hedges are assumed to be perfectly effective, with the changes in fair value of the debt and swaps offsetting.

     Ashland regularly uses commodity-based and foreign currency derivative instruments to manage its exposure to price fluctuations associated with the purchase of natural gas, diesel fuel and gasoline, as well as certain transactions denominated in foreign currencies. In addition, Ashland opportunistically enters into petroleum crackspread futures to economically hedge its refining and marketing earnings. Changes in the fair value of all derivatives are recognized immediately in income unless the derivative qualifies as a hedge of future cash flows or certain foreign currency exposures. Ashland has designated a limited portion of its foreign currency derivatives as qualifying for hedge accounting treatment, but their impact on the consolidated financial statements is not significant. The potential loss from a hypothetical 10% adverse change in commodity prices or foreign currency rates on Ashland's open commodity-based and foreign currency derivative instruments at September 30, 2004, would not significantly affect Ashland's consolidated financial position, results of operations, cash flows or liquidity.

     MAP uses commodity-based derivatives and financial instrument-related derivatives to manage its exposure to commodity price risk. MAP's management has authorized the use of futures, forwards, swaps and combinations of options, including written or net written options, related to the purchase or sale of crude oil, refined products and natural gas. Changes in the fair value of all derivatives are recognized immediately in income.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL SCHEDULE

                                                                                                                            Page
                                                                                                                           -------
Report of management....................................................................................................     F-2
Report of independent registered public accounting firm.................................................................     F-2
Consolidated financial statements:
         Statements of consolidated income..............................................................................     F-3
         Consolidated balance sheets ...................................................................................     F-4
         Statements of consolidated stockholders' equity................................................................     F-5
         Statements of consolidated cash flows..........................................................................     F-6
         Notes to consolidated financial statements.....................................................................     F-7
Consolidated financial schedule:
         Schedule II - Valuation and qualifying accounts................................................................     F-25
Information by industry segment..........................................................................................    F-26
Five-year selected financial information.................................................................................    F-28

     Schedules other than that listed above have been omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto. Separate financial statements for MAP required by Rule 3-09 of Regulation S-X will be filed as an amendment to this annual report on Form 10-K within 90 days after the end of MAP's fiscal year ending December 31, 2004. Separate financial statements of other unconsolidated affiliates are omitted because each company does not constitute a significant subsidiary using the 20% tests when considered individually. Summarized financial information for such affiliates is disclosed in Note D of Notes to Consolidated Financial Statements.

REPORT OF MANAGEMENT

     Management is responsible for the consolidated financial statements and other financial information included in this annual report on Form 10-K. Such financial statements are prepared in accordance with U.S. generally accepted accounting principles. Accounting principles are selected and information is reported which, using management's best judgment and estimates, present fairly Ashland's consolidated financial position, results of operations and cash flows. The other financial information in this annual report on Form 10-K is consistent with the consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     We have audited the accompanying consolidated balance sheets of Ashland Inc. and consolidated subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of Ashland Inc.'s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above (appearing on pages F-3 to F-27 of this annual report on Form 10-K) present fairly, in all material respects, the consolidated financial position of Ashland Inc. and consolidated subsidiaries at September 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note A to the financial statements, in 2003 Ashland Inc. changed its methods of accounting for employee stock options and variable interest entities and in 2002 Ashland Inc. changed its method of accounting for goodwill and other intangible assets.

                                                          Ernst & Young LLP

Cincinnati, Ohio
November 3, 2004
                                    F-2

Ashland Inc. and Consolidated Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME
Years Ended September 30

(In millions except per share data)                                                   2004         2003         2002
---------------------------------------------------------------------------------------------------------------------
REVENUES
Sales and operating revenues                                                    $    8,301   $    7,566   $    7,390
Equity income - Note D                                                                 432          301          181
Other income                                                                            48           45           46
                                                                                -----------  -----------  -----------
                                                                                     8,781        7,912        7,617
COSTS AND EXPENSES
Cost of sales and operating expenses                                                 6,948        6,390        6,115
Selling, general and administrative expenses                                         1,171        1,256        1,181
                                                                                -----------  -----------  -----------
                                                                                     8,119        7,646        7,296
                                                                                -----------  -----------  -----------
OPERATING INCOME                                                                       662          266          321
Net interest and other financial costs - Note E                                       (114)        (128)        (138)
                                                                                -----------  -----------  -----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                  548          138          183
Income taxes - Note J                                                                 (150)         (44)         (68)
                                                                                -----------  -----------  -----------
INCOME FROM CONTINUING OPERATIONS                                                      398           94          115
Results from discontinued operations (net of income taxes) - Note N                    (20)         (14)          13
                                                                                -----------  -----------  -----------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES                                  378           80          128
Cumulative effect of accounting changes (net of income taxes) - Note A                   -           (5)         (11)
                                                                                -----------  -----------  -----------
NET INCOME                                                                      $      378   $       75   $      117
                                                                                ===========  ===========  ===========

EARNINGS PER SHARE - NOTE A
Basic
      Income from continuing operations                                         $     5.69   $     1.37   $     1.67
      Results from discontinued operations                                            (.28)        (.19)         .19
      Cumulative effect of accounting changes                                            -         (.08)        (.17)
                                                                                -----------  -----------  -----------
      Net income                                                                $     5.41   $     1.10   $     1.69
                                                                                ===========  ===========  ===========
Diluted
      Income from continuing operations                                         $     5.59   $     1.37   $     1.64
      Results from discontinued operations                                            (.28)        (.19)         .19
      Cumulative effect of accounting changes                                            -         (.08)        (.16)
                                                                                -----------  -----------  -----------
      Net income                                                                $     5.31   $     1.10   $     1.67
                                                                                ===========  ===========  ===========

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
September 30

(In millions)                                                                                      2004         2003
---------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                                     $     243    $     223
Accounts receivable (less allowances for doubtful accounts of
      $41 million in 2004 and $35 million in 2003)                                                1,290        1,135
Inventories - Note A                                                                                458          441
Deferred income taxes - Note J                                                                      103          142
Other current assets                                                                                208          144
                                                                                              ----------   ----------
                                                                                                  2,302        2,085
INVESTMENTS AND OTHER ASSETS
Investment in Marathon Ashland Petroleum LLC (MAP) - Note D                                       2,713        2,448
Goodwill - Note A                                                                                   513          523
Asbestos insurance receivable (noncurrent portion) - Note M                                         399          399
Other noncurrent assets                                                                             319          279
                                                                                              ----------   ----------
                                                                                                  3,944        3,649
PROPERTY, PLANT AND EQUIPMENT
Cost
      APAC                                                                                        1,302        1,337
      Ashland Distribution                                                                          356          357
      Ashland Specialty Chemical                                                                    780          723
      Valvoline                                                                                     466          452
      Corporate                                                                                     200          178
                                                                                              ----------   ----------
                                                                                                  3,104        3,047
Accumulated depreciation, depletion and amortization                                             (1,848)      (1,775)
                                                                                              ----------   ----------
                                                                                                  1,256        1,272
                                                                                              ----------   ----------
                                                                                              $   7,502    $   7,006
                                                                                              ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------
CURRENT LIABILITIES
Debt due within one year
      Revolving credit facility                                                               $      40    $       -
      Current portion of long-term debt                                                             399          102
Trade and other payables                                                                          1,362        1,371
Income taxes                                                                                         14           11
                                                                                              ----------   ----------
                                                                                                  1,815        1,484
NONCURRENT LIABILITIES
Long-term debt (less current portion) - Note E                                                    1,109        1,512
Employee benefit obligations - Note O                                                               428          385
Deferred income taxes - Note J                                                                      367          291
Reserves of captive insurance companies                                                             179          168
Asbestos litigation reserve (noncurrent portion) - Note M                                           568          560
Other long-term liabilities and deferred credits                                                    330          353
Commitments and contingencies - Notes F and M
                                                                                              ----------   ----------
                                                                                                  2,981        3,269
STOCKHOLDERS' EQUITY - Notes E, K and L
Preferred stock, no par value, 30 million shares authorized                                           -            -
Common stock, par value $1.00 per share, 300 million shares authorized
      Issued - 72 million shares in 2004 and 68 million shares in 2003                               72           68
Paid-in capital                                                                                     478          350
Retained earnings                                                                                 2,262        1,961
Accumulated other comprehensive loss                                                               (106)        (126)
                                                                                              ----------   ----------
                                                                                                  2,706        2,253
                                                                                              ----------   ----------
                                                                                              $   7,502    $   7,006
                                                                                              ==========   ==========

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

                                                                                            Accumulated
                                                                                                  other
                                                Common         Paid-in        Retained    comprehensive
(In millions)                                    stock         capital        earnings             loss           Total
------------------------------------------------------------------------------------------------------------------------
BALANCE AT OCTOBER 1, 2001                   $      69       $     363       $   1,920        $    (126)      $   2,226
Total comprehensive income (1)                                                     117              (68)             49
Cash dividends, $1.10 per common share                                             (76)                             (76)
Issued 382,646 common shares under
      stock incentive and other plans (2)                           16                                               16
Repurchase of 1,219,600 common shares               (1)            (41)                                             (42)
                                             ----------      ----------      ----------       ----------      ----------
BALANCE AT SEPTEMBER 30, 2002                       68             338           1,961             (194)          2,173
Total comprehensive income (1)                                                      75               68             143
Cash dividends, $1.10 per common share                                             (75)                             (75)
Issued 81,698 common shares under
      stock incentive and other plans (2)                           12                                               12
                                             ----------      ----------      ----------       ----------      ----------
BALANCE AT SEPTEMBER 30, 2003                       68             350           1,961             (126)          2,253
Total comprehensive income (1)                                                     378               20             398
Cash dividends, $1.10 per common share                                             (77)                             (77)
Issued 3,310,204 common shares under
      stock incentive and other plans (2)            4             128                                              132
                                             ----------      ----------      ----------       ----------      ----------
BALANCE AT SEPTEMBER 30, 2004 (3)            $      72       $     478       $   2,262        $    (106)      $   2,706
                                             ==========      ==========      ==========       ==========      ==========

(1)   Reconciliations of net income to total comprehensive income follow.

      (In millions)                               2004            2003            2002
      ---------------------------------------------------------------------------------
      Net income                             $     378       $      75       $     117
      Minimum pension liability adjustment         (21)             24            (144)
           Related tax benefit (expense)             8              (9)             56
      Unrealized translation gains                  32              53              19
           Related tax benefit                       1               -               1
                                             ----------      ----------      ----------
      Total comprehensive income             $     398       $     143       $      49
                                             ==========      ==========      ==========

(2) Includes income tax benefits resulting from the exercise of stock options of $16 million in 2004 and $2 million in 2002. The amount in 2003 was not significant.
(3) At September 30, 2004, the accumulated other comprehensive loss of $106 million (after tax) was comprised of net unrealized translation gains of $23 million and a minimum pension liability of $129 million.

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries
STATEMENTS OF CONSOLIDATED CASH FLOWS
Years Ended September 30

(In millions)                                                                         2004         2003         2002
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS
Income from continuing operations                                               $      398   $       94   $      115
Expense (income) not affecting cash
      Depreciation, depletion and amortization                                         193          204          208
      Deferred income taxes                                                            125           49         (121)
      Equity income from affiliates                                                   (432)        (301)        (181)
      Distributions from equity affiliates                                             169          203          201
      Other items                                                                        2            1            -
Change in operating assets and liabilities (1)                                        (246)          (8)         (54)
                                                                                -----------  -----------  -----------
                                                                                       209          242          168
CASH FLOWS FROM FINANCING
Proceeds from issuance of long-term debt                                                 -            -           55
Proceeds from issuance of common stock                                                 108            2           11
Repayment of long-term debt                                                           (100)        (216)        (140)
Repurchase of common stock                                                               -            -          (42)
Increase (decrease) in short-term debt                                                  40          (10)          10
Dividends paid                                                                         (77)         (75)         (76)
                                                                                -----------  -----------  -----------
                                                                                       (29)        (299)        (182)
CASH FLOWS FROM INVESTMENT
Additions to property, plant and equipment                                            (210)        (112)        (178)
Purchase of operations - net of cash acquired                                           (5)          (5)         (15)
Proceeds from sale of operations                                                        48            7            -
Other - net                                                                             26           13           26
                                                                                -----------  -----------  -----------
                                                                                      (141)         (97)        (167)
                                                                                -----------  -----------  -----------
CASH PROVIDED (USED) BY CONTINUING OPERATIONS                                           39         (154)        (181)
Cash provided (used) by discontinued operations                                        (19)         287           35
                                                                                -----------  -----------  -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        20          133         (146)
Cash and cash equivalents - beginning of year                                          223           90          236
                                                                                -----------  -----------  -----------
CASH AND CASH EQUIVALENTS - END OF YEAR                                         $      243   $      223   $       90
                                                                                ===========  ===========  ===========

DECREASE (INCREASE) IN OPERATING ASSETS (1)
Accounts receivable                                                             $     (157)  $      (79)  $      110
Inventories                                                                            (14)          15           12
Deferred income taxes                                                                    2           22           17
Other current assets                                                                   (64)          (5)          30
Investments and other assets                                                           (15)           7           41
INCREASE (DECREASE) IN OPERATING LIABILITIES (1)
Trade and other payables                                                               (15)         115         (132)
Income taxes                                                                           (19)         (50)         (18)
Noncurrent liabilities                                                                  36          (33)        (114)
                                                                                -----------  -----------  -----------
CHANGE IN OPERATING ASSETS AND LIABILITIES                                      $     (246)  $       (8)  $      (54)
                                                                                ===========  ===========  ===========

(1)   Excludes changes resulting from operations acquired or sold.

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Ashland and its majority owned subsidiaries. Investments in joint ventures and 20% to 50% owned affiliates are accounted for on the equity method. In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." Beginning July 1, 2003, the lessor entity in one of Ashland's lease programs was consolidated in Ashland's financial statements under FIN 46, resulting in a pretax charge of $8 million ($5 million net of income taxes) for the cumulative effect of this accounting change. Property, plant and equipment increased by $27 million and long-term debt increased by $35 million as a result of the consolidation of the lessor entity. Ashland canceled the lease and purchased the assets from the lessor in October 2003.


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


INVENTORIES

(In millions)                                                                                      2004         2003
---------------------------------------------------------------------------------------------------------------------
Chemicals and plastics                                                                       $      370   $      333
Construction materials                                                                               71           67
Petroleum products                                                                                   61           66
Other products                                                                                       45           48
Supplies                                                                                              6            5
Excess of replacement costs over LIFO carrying values                                               (95)         (78)
                                                                                             -----------  -----------
                                                                                             $      458   $      441
                                                                                             ===========  ===========


     Chemicals, plastics and petroleum products with a replacement cost of $286 million at September 30, 2004, and $279 million at September 30, 2003, are valued using the last-in, first-out (LIFO) method. The remaining inventories are stated generally at the lower of cost (using the first-in, first-out [FIFO] or average cost methods) or market.


LONG-LIVED ASSETS, GOODWILL AND OTHER INTANGIBLE ASSETS

     The cost of plant and equipment is depreciated by the straight-line method over the estimated useful lives of the assets. Such costs are periodically reviewed for recoverability when impairment indicators are present. Such indicators include, among other factors, operating losses, unused capacity, market value declines and technological obsolescence. Recorded values of property, plant and equipment that are not expected to be recovered through undiscounted future net cash flows are written down to current fair value, which generally is determined from estimated discounted future net cash flows (assets held for use) or net realizable value (assets held for sale). During 2003, Ashland recognized an impairment charge of $10 million for a maleic anhydride production facility that is shutdown and not likely to reopen based on internal analyses.

     As of October 1, 2001,  Ashland  adopted FASB  Statement  No. 142 (FAS
142), "Goodwill and Other Intangible Assets." Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are subject to annual impairment tests. As a result of the adoption of FAS 142, it was determined the goodwill of Ashland Distribution was impaired. Accordingly, an impairment loss of $14 million ($11 million net of income taxes) was recorded as a cumulative effect of accounting change as of October 1, 2001. Ashland recognized impairment charges of $9 million in 2003 and $2 million in 2004 for goodwill associated with non-strategic businesses of APAC identified for sale.

     All of Ashland's intangible assets are subject to amortization. These intangible assets (included in other noncurrent assets) and the related amortization expense are not material to Ashland's consolidated financial position or results of operations.

     Following is a progression of goodwill by segment for the year ended September 30, 2004.



                                                                                   Ashland
                                                                                 Specialty
(In millions)                                                           APAC      Chemical    Valvoline        Total
---------------------------------------------------------------------------------------------------------------------
Balance at October 1, 2003                                         $     426    $       91   $        6   $      523
Goodwill assigned to sold businesses                                     (13)            -            -          (13)
Impairment losses                                                         (2)            -            -           (2)
Currency translation adjustments                                           -             5            -            5
                                                                   ----------   -----------  -----------  -----------
Balance at September 30, 2004                                      $     411    $       96   $        6   $      513
                                                                   ==========   ===========  ===========  ===========


DERIVATIVE INSTRUMENTS

     Ashland selectively uses unleveraged interest rate swap agreements to obtain greater access to the lower borrowing costs normally available on floating-rate debt, while minimizing refunding risk through the issuance of long-term, fixed-rate debt. At September 30, 2004, Ashland held interest rate swaps that effectively converted the interest rates on $183 million of fixed-rate, medium-term notes to floating rates based upon three-month LIBOR. The swaps have been designated as fair value hedges, and since the critical terms of the debt instruments and the swaps match, the hedges are assumed to be perfectly effective, with the changes in fair value of the debt and swaps offsetting. Settlements of terminated swaps are amortized to interest expense over the remaining term of the debt.

     Ashland regularly uses commodity-based and foreign currency derivative instruments to manage its exposure to price fluctuations associated with the purchase of natural gas, diesel fuel and gasoline, as well as certain transactions denominated in foreign currencies. In addition, Ashland opportunistically enters into petroleum crackspread futures to economically hedge its refining and marketing earnings. Changes in the fair value of all derivatives are recognized immediately in income unless the derivative qualifies as a hedge of future cash flows or certain foreign currency exposures. Ashland has designated a limited portion of its foreign currency derivatives as qualifying for hedge accounting treatment, but their impact on the consolidated financial statements is not significant.

     MAP uses commodity-based derivatives and financial instrument-related derivatives to manage its exposure to commodity price risk. MAP's management has authorized the use of futures, forwards, swaps and combinations of options, including written or net written options, related to the purchase or sale of crude oil, refined products and natural gas. Changes in the fair value of all derivatives are recognized immediately in income.

ENVIRONMENTAL COSTS

     Accruals for environmental costs are recognized when it is probable a liability has been incurred and the amount of that liability can be reasonably estimated. Such costs are charged to expense if they relate to the remediation of conditions caused by past operations or are not expected to mitigate or prevent contamination from future operations. Accruals are recorded at undiscounted amounts based on experience, assessments and current technology, without regard to any third-party recoveries and are regularly adjusted as environmental assessments and remediation efforts continue.

STOCK INCENTIVE PLANS

     As of October 1, 2002, Ashland began expensing employee stock options in accordance with FASB Statement No. 123 (FAS 123), "Accounting for Stock-Based Compensation," and its related amendments. Ashland elected the modified prospective method of adoption, under which compensation costs recorded in the year ended September 30, 2003 were the same as that which would have been recorded had the recognition provisions of FAS 123 been applied from its original effective date. Results for prior periods were not restated. Prior to October 1, 2002, Ashland accounted for stock options under Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related Interpretations, and no expense was recorded. In 2004, Ashland began granting stock-settled stock appreciation rights (SARs), which are expensed like stock options in accordance with FAS
123. In addition to stock options and SARs, Ashland grants nonvested stock awards to key employees and directors, which are expensed over their vesting period under either APB 25 or FAS 123. See Note L for the impact of this accounting change on net income and earnings per share.

EARNINGS PER SHARE

     Following is the computation of basic and diluted earnings per share
(EPS) from continuing operations.

(In millions except per share data)                                                   2004         2003         2002
---------------------------------------------------------------------------------------------------------------------
NUMERATOR
Numerator for basic and diluted EPS -
      Income from continuing operations                                         $      398   $       94   $      115
                                                                                ===========  ===========  ===========

DENOMINATOR
Denominator for basic EPS - Weighted average
      common shares outstanding                                                         70           68           69
Common shares issuable upon exercise of stock options                                    1            1            1
                                                                                -----------  -----------  -----------
Denominator for diluted EPS - Adjusted weighted
      average shares and assumed conversions                                            71           69           70
                                                                                ===========  ===========  ===========
EPS FROM CONTINUING OPERATIONS
Basic                                                                           $     5.69   $     1.37   $     1.67
Diluted                                                                               5.59         1.37         1.64

OTHER

     Cash equivalents include highly liquid investments maturing within three months after purchase.

     Income related to construction contracts generally is recognized by the units-of-production method, which is a variation of the percentage-of-completion method. Any anticipated losses on such contracts are charged against operations as soon as such losses are determined to be probable and estimable. Other revenues generally are recognized when products are shipped or services are provided to customers and the sales price is fixed or determinable and collectibility is reasonably assured. Costs associated with revenues, including shipping and handling costs, are recorded in cost of sales and operating expenses.

     Because Ashland's products generally are sold without any extended warranties, liabilities for product warranties are insignificant. Costs of product warranties generally are expensed as incurred.

     Advertising costs ($78 million in 2004, $77 million in 2003 and $78 million in 2002) and research and development costs ($43 million in 2004, $36 million in 2003 and $34 million in 2002) are expensed as incurred.

     Certain prior year amounts have been  reclassified in the consolidated
financial   statements   and   accompanying   notes  to   conform  to  2004
classifications.

NOTE B - INFORMATION BY INDUSTRY SEGMENT

     Ashland's operations are managed along industry segments, which include APAC, Ashland Distribution, Ashland Specialty Chemical, Valvoline, and Refining and Marketing. Information by industry segment is shown on pages F-26 and F-27.

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

     Valvoline is a marketer of premium-branded automotive and commercial oils, automotive chemicals, appearance products and automotive services, with sales in more than 100 countries. Valvoline is engaged in the "fast oil change" business through owned and franchised service centers operating under the Valvoline Instant Oil Change name.

     The Refining and Marketing segment includes Ashland's 38% ownership interest in Marathon Ashland Petroleum LLC (MAP) and other activities associated with refining and marketing. MAP was formed January 1, 1998, combining the major elements of the refining, marketing and transportation operations of Ashland and Marathon Oil Company. MAP has seven refineries with a combined crude oil refining capacity of 948,000 barrels per calendar day, 84 light products and asphalt terminals in the Midwest and Southeast United States, about 5,650 retail marketing outlets in 17 states and significant pipeline holdings. Ashland accounts for its investment in MAP using the equity method.

     Information about Ashland's domestic and international operations follows. Ashland has no material operations in any individual international country.

                                                         Revenues from                           Property, plant
                                                       external customers                         and equipment
                                              -------------------------------------          ------------------------
(In millions)                                      2004          2003         2002                 2004         2003
---------------------------------------------------------------------------------------------------------------------
United States                                 $   7,406    $    6,787   $    6,662           $    1,105   $    1,140
International                                     1,375         1,125          955                  151          132
                                              ----------   -----------  -----------          -----------  -----------
                                              $   8,781    $    7,912   $    7,617           $    1,256   $    1,272
                                              ==========   ===========  ===========          ===========  ===========



NOTE C - RELATED PARTY TRANSACTIONS

     Ashland sells chemicals and lubricants to MAP and purchases petroleum products from MAP. Such transactions are in the ordinary course of business at negotiated prices comparable to those of transactions with other customers and suppliers. In addition, Ashland leases certain facilities to MAP, and provides certain information technology and administrative services to MAP. The following table indicates the amounts of these transactions for each of the last three years ended September 30. Ashland's transactions with other affiliates and related parties were not significant.

(In millions)                                                                         2004         2003         2002
---------------------------------------------------------------------------------------------------------------------
Ashland's sales to MAP                                                          $       21   $       23   $       24
Ashland's purchases from MAP                                                           274          247          217
Ashland's costs charged to MAP                                                           2            3            6


     Ashland has entered into a revolving credit agreement providing for short-term loans, at Ashland's discretion, to MAP at competitive rates. Under the agreement, Ashland may loan up to $190 million to MAP. No loans were outstanding under the agreement at September 30, 2004 and 2003. Interest income received from MAP in all three years was not significant.

     Ashland has guaranteed 38% of MAP's payments for certain crude oil purchases, up to a maximum guarantee of $95 million. At September 30, 2004, Ashland's contingent liability under this guarantee amounted to $95 million. Although Ashland has not made and does not expect to make any payments under this guarantee, it has recorded the fair value of this guarantee obligation, which is not significant.

NOTE D - UNCONSOLIDATED AFFILIATES

     Ashland accounts for its investment in MAP on the equity method. Under the agreements related to its formation, MAP was organized by Ashland and Marathon Oil Company (Marathon) as a limited liability company for an initial term expiring on December 31, 2022, subject to automatic ten-year extensions unless a termination notice is given by either parent. The parents also entered into a put/call agreement that could be exercised by either parent at any time after December 31, 2004. Under that agreement, Ashland will have the right to sell all of its ownership interest in MAP to Marathon for an amount equal to 85% (90% if equity securities are used) of the fair market value of that ownership interest, payable in cash or Marathon debt or equity securities. Similarly, Marathon will have the right to purchase all of Ashland's ownership interest in MAP for an amount equal to 115% of the fair market value of that ownership interest, payable in cash. Neither Ashland nor Marathon has the right to exercise their respective put and call rights unless the agreement described below is terminated.

     On March 19, 2004, Ashland announced the signing of an agreement under which it would transfer its 38% interest in MAP and two wholly-owned businesses to Marathon in a transaction structured to be generally tax free and valued at approximately $3.0 billion. The two other businesses are Ashland's maleic anhydride business and 61 Valvoline Instant Oil Change
(VIOC) centers. The transaction is subject to several previously disclosed conditions, including approval by Ashland's shareholders, consent from Ashland's public debt holders and receipt of a favorable private letter ruling from the Internal Revenue Service (IRS) with respect to the tax treatment. Ashland has filed registration statements and proxy materials with the Securities and Exchange Commission (SEC) and is responding to comments. In addition, Ashland submitted a request to the IRS for a private letter ruling on the tax-free status of the proposed transaction. Ashland continues to discuss the complex tax issues related to this transaction with the IRS. Ashland has not resolved all issues with the IRS and is exploring alternatives for the resolution of these issues. At this time, Ashland cannot predict whether the requested rulings will be received. If the requested rulings are not received, the transaction would have to be modified or terminated. In any event, Ashland does not believe that a transaction will close earlier than March 2005.

     Summarized financial information reported by MAP and other companies accounted for on the equity method is presented in the following table, along with a summary of the amounts recorded in Ashland's consolidated financial statements. Since MAP is organized as a limited liability company that has elected to be taxed as a partnership, the parents are responsible for income taxes applicable to their share of MAP's taxable income. The net income of MAP reflected below does not include any provision for income taxes that will be incurred by its parents. At September 30, 2004, Ashland's retained earnings included $378 million of undistributed earnings from unconsolidated affiliates accounted for on the equity method.


                                                                                                   Other
(In millions)                                                                           MAP   affiliates        Total
----------------------------------------------------------------------------------------------------------------------
September 30, 2004
Financial position
      Current assets                                                             $    5,265    $     160
      Current liabilities                                                            (3,436)         (87)
                                                                                 -----------   ----------
      Working capital                                                                 1,829           73
      Noncurrent assets                                                               5,219           78
      Noncurrent liabilities                                                           (724)         (14)
                                                                                 -----------   ----------
      Stockholders' equity                                                       $    6,324    $     137
                                                                                 ===========   ==========
Results of operations
      Sales and operating revenues                                               $   40,672    $     409
      Income from operations                                                          1,129           51
      Net income                                                                      1,118           44
Amounts recorded by Ashland
      Investments and advances                                                        2,713 (1)       54    $   2,767
      Equity income                                                                     405           27          432
      Distributions received                                                            146           23          169
September 30, 2003
Financial position
      Current assets                                                             $    3,889    $     149
      Current liabilities                                                            (2,640)         (82)
                                                                                 -----------   ----------
      Working capital                                                                 1,249           67
      Noncurrent assets                                                               4,946           99
      Noncurrent liabilities                                                           (586)         (59)
                                                                                 -----------   ----------
      Stockholders' equity                                                       $    5,609    $     107
                                                                                 ===========   ==========
Results of operations
      Sales and operating revenues                                               $   32,034    $     336
      Income from operations                                                            810           41
      Net income                                                                        795           34
Amounts recorded by Ashland
      Investments and advances                                                        2,448           47    $   2,495
      Equity income                                                                     285           16          301
      Distributions received                                                            197            6          203
September 30, 2002
Results of operations
      Sales and operating revenues                                               $   25,063    $     237
      Income from operations                                                            511           24
      Net income                                                                        502           16
Amounts recorded by Ashland
      Equity income                                                                     176            5    $     181
      Distributions received                                                            196            5          201



(1) At September 30, 2004, Ashland's investment exceeds its equity in the net assets of MAP by $310 million, of which $135 million represents plant and equipment that will continue to be amortized, and $175 million represents goodwill. Straight-line amortization of the excess investment that was charged against equity income amounted to $16 million in each of the three years ended September 30, 2004.

NOTE E - DEBT

(In millions)                                                                                      2004         2003
---------------------------------------------------------------------------------------------------------------------
Medium-term notes, due 2005-2025, interest at a weighted
      average rate of 8% at September 30, 2004 (6.9% to 9.4%)                                $      524   $      578
8.80% debentures, due 2012                                                                          250          250
7.83% medium-term notes, Series J, due 2005                                                         229          229
Pollution control and industrial revenue bonds, due
      2005-2022, interest at a weighted average rate of 5.7%
      at September 30, 2004 (1.7% to 7.1%)                                                          168          176
6.86% medium-term notes, Series H, due 2009                                                         150          150
6.625% senior notes, due 2008                                                                       150          150
Other                                                                                                37           81
                                                                                             -----------  -----------
Total long-term debt                                                                              1,508        1,614
Current portion of long-term debt                                                                  (399)        (102)
                                                                                             -----------  -----------
Long-term debt (less current portion)                                                        $    1,109   $    1,512
                                                                                             ===========  ===========



     Aggregate maturities of long-term debt are $399 million in 2005, $62 million in 2006, $125 million in 2007, $168 million in 2008 and $211 million in 2009. Interest payments on all indebtedness amounted to $116 million in 2004, $125 million in 2003 and $138 million in 2002. The weighted average interest rate on short-term borrowings outstanding was 2.7% at September 30, 2004. No short-term borrowings were outstanding at September 30, 2003.

     Ashland has two revolving credit agreements providing for up to $350 million in borrowings, neither of which was used during 2004. The agreement providing for $250 million in borrowings expires on April 1, 2007. The agreement providing for $100 million in borrowings expires on April 1, 2005. In the June 2004 quarter, Ashland executed an additional $200 million revolving credit agreement which expires March 31, 2005. Ashland has utilized this facility to fund currently maturing long-term debt and certain lease payments, and had $40 million outstanding under this facility at September 30, 2004. While the revolving credit agreements contain covenants limiting new borrowings based on Ashland's stockholders' equity, these agreements would have permitted an additional $2.4 billion of borrowings at September 30, 2004. Additional permissible borrowings are increased (decreased) by 150% of any increase (decrease) in stockholders' equity.

NET INTEREST AND OTHER FINANCIAL COSTS

(In millions)                                                                         2004         2003         2002
---------------------------------------------------------------------------------------------------------------------
Interest expense                                                                $      114   $      123   $      135
Expenses on sales of accounts receivable (see Note G)                                    3            3            4
Other financial costs                                                                    3            3            3
Interest income                                                                         (6)          (1)          (4)
                                                                                -----------  -----------  -----------
                                                                                $      114   $      128   $      138
                                                                                ===========  ===========  ===========


NOTE F - LEASES

     Ashland and its subsidiaries are lessees of office buildings, retail outlets, transportation and off-road construction equipment, warehouses and storage facilities, and other equipment, facilities and properties under leasing agreements that expire at various dates. Under various operating leases, Ashland has made guarantees with respect to the residual value of the underlying property. If Ashland had canceled those leases at September 30, 2004, its maximum obligations under the residual value guarantees would have amounted to $98 million. Ashland does not expect to incur any significant charge to earnings under these guarantees, $24 million of which relates to real estate. These lease agreements are with unrelated third party lessors and Ashland has no additional contractual or other commitments to any party to the leases. Capitalized lease obligations are not significant and are included in long-term debt. Future minimum rental payments at September 30, 2004, and rental expense under operating leases follow.

(In millions)
Future minimum rental payments                 Rental expense                         2004         2003         2002
---------------------------------------------------------------------------------------------------------------------
2005                      $      47            Minimum rentals
2006                             41               (including rentals under
2007                             35               short-term leases)            $      104   $       98   $      103
2008                             28            Contingent rentals                        3            3            3
2009                             23            Sublease rental income                   (2)          (2)          (2)
Later years                      83                                             -----------  -----------  -----------
                          ----------                                             $      105   $       99   $      104
                          $     257                                             ===========  ===========  ===========
                          ==========

     FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued in November 2002. Upon entering new lease agreements with residual value guarantees after December 31, 2002, Ashland is required to record the fair value at inception of these guarantee obligations in accordance with FIN 45. At September 30, 2004 and 2003, the recorded value of such obligations was not significant.

NOTE G - SALE OF ACCOUNTS RECEIVABLE

     On March 15, 2000, Ashland entered into a five-year agreement to sell, on an ongoing basis with limited recourse, up to a $200 million undivided interest in a designated pool of accounts receivable. Under the terms of the agreement, new receivables are added to the pool and collections reduce the pool. Since inception, interests totaling $150 million have been sold on a continuous basis, except for a period between April 29 and September 7, 2003, when the full $200 million capacity was utilized. Ashland retains a credit interest in these receivables and addresses its risk of loss on this retained interest in its allowance for doubtful accounts. Receivables sold exclude defaulted accounts or concentrations over certain limits with any one customer. The costs of these sales are based on the buyer's short-term borrowing rates and approximated 2.2% at September 30, 2004, and 1.5% at September 30, 2003.

NOTE H - FINANCIAL INSTRUMENTS

DERIVATIVE INSTRUMENTS

     Ashland uses interest rate swaps and commodity-based and foreign currency derivative instruments as described in Note A. Open contracts other than interest rate swaps were not significant at September 30, 2004 and 2003.

FAIR VALUES

     The carrying amounts and fair values of Ashland's significant financial instruments at September 30, 2004 and 2003 are shown below. The fair values of cash and cash equivalents, investments of captive insurance companies and the revolving credit facility approximate their carrying amounts. The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland's incremental borrowing rates. The fair values of interest rate swaps are based on quoted market prices.

                                                                       2004                            2003
                                                             -----------------------         ------------------------
                                                                 Carrying      Fair              Carrying       Fair
(In millions)                                                      amount     value                amount      value
---------------------------------------------------------------------------------------------------------------------
Assets
      Cash and cash equivalents                              $     243    $     243          $      223   $      223
      Interest rate swaps                                           (1)          (1)                  1            1
      Investments of captive insurance companies (1)                13           13                  13           13
Liabilities
      Revolving credit facility                                     40           40                   -            -
      Long-term debt (including current portion)                 1,508        1,675               1,614        1,809

(1)   Included in other noncurrent assets in the Consolidated Balance Sheets.

NOTE I - ACQUISITIONS AND DIVESTITURES

ACQUISITIONS

     Several small acquisitions were completed by APAC, Ashland Specialty Chemical and Valvoline during the three years ended September 30, 2004. These acquisitions were accounted for as purchases and did not have a significant effect on Ashland's consolidated financial statements.

DIVESTITURES

     During 2003, APAC sold the assets of its Nashville division and certain ready-mix operations in Missouri. During 2004, APAC sold much of its remaining ready-mix operations and certain other operations. None of these divestitures had a significant effect on Ashland's consolidated financial statements. See Note N for a discussion of the sale of the Electronic Chemicals division of Ashland Specialty Chemical in 2003.

NOTE J - INCOME TAXES

     A summary of the provision for income taxes related to continuing operations follows.

(In millions)                                                                         2004         2003         2002
---------------------------------------------------------------------------------------------------------------------
Current (1)
      Federal                                                                   $       (6)  $      (17)  $      151
      State                                                                              6           (3)          22
      Foreign                                                                           25           15           16
                                                                                -----------  -----------  -----------
                                                                                        25           (5)         189
Deferred                                                                               125           49         (121)
                                                                                -----------  -----------  -----------
                                                                                $      150   $       44   $       68
                                                                                ===========  ===========  ===========

(1) Income tax payments amounted to $84 million in 2004, $24 million in 2003 and $158 million in 2002.

     Deferred income taxes are provided for income and expense items recognized in different years for tax and financial reporting purposes. Ashland has not recorded deferred income taxes on the undistributed earnings of certain foreign subsidiaries and foreign corporate joint ventures. Management intends to indefinitely reinvest such earnings, which amounted to $160 million at September 30, 2004. Because of significant foreign tax credits, it is estimated that U.S. federal income taxes of approximately $17 million would be incurred if those earnings were distributed. Temporary differences that give rise to significant deferred tax assets and liabilities follow.

(In millions)                                                                                      2004         2003
---------------------------------------------------------------------------------------------------------------------
Employee benefit obligations                                                                 $      201   $      219
Environmental, self-insurance and litigation reserves (net of receivables)                          183          196
Compensation accruals                                                                                74           59
Uncollectible accounts receivable                                                                    15           18
Other items                                                                                          37           61
                                                                                             -----------  -----------
Total deferred tax assets                                                                           510          553
                                                                                             -----------  -----------
Property, plant and equipment                                                                       182          189
Investment in unconsolidated affiliates                                                             592          513
                                                                                             -----------  -----------
Total deferred tax liabilities                                                                      774          702
                                                                                             -----------  -----------
Net deferred tax liability                                                                   $      264   $      149
                                                                                             ===========  ===========

     Ashland's income tax expense for 2004 included $48 million in tax benefits related to prior years. During the year, Ashland reached resolution with the Internal Revenue Service on several open tax matters from prior years, resulting in a tax benefit of $33 million as a result of the reduction of amounts previously provided as contingent tax liabilities. In addition, Ashland recognized federal income tax benefits associated with a claim for additional research and development tax credits valued at $15 million.

     The U.S. and foreign components of income from continuing operations before income taxes and a reconciliation of the statutory federal income tax with the provision for income taxes follow.

(In millions)                                                                         2004         2003         2002
---------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes
      United States                                                             $      441   $       60   $      114
      Foreign                                                                          107           78           69
                                                                                -----------  -----------  -----------
                                                                                $      548   $      138   $      183
                                                                                ===========  ===========  ===========

Income taxes computed at U.S. statutory rate (35%)                              $      192   $       48   $       64
Increase (decrease) in amount computed resulting from
      Resolution of prior-year contingency issues                                      (33)           -            -
      Claim for prior-year research and development credits                            (15)           -            -
      State income taxes                                                                18            3            1
      Net impact of foreign results                                                      -           (2)           3
      Business meals and entertainment                                                   2            3            3
      Deductible dividends under employee stock ownership plan                          (2)          (2)          (3)
      Life insurance expense (income)                                                   (2)          (2)           4
      Other items                                                                      (10)          (4)          (4)
                                                                                -----------  -----------  -----------
Income taxes                                                                    $      150   $       44   $       68
                                                                                ===========  ===========  ===========



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

     At September 30, 2004, 500,000 shares of cumulative preferred stock are reserved for potential issuance under the Shareholder Rights Plan and
7.1 million common shares are reserved for issuance under stock incentive and deferred compensation plans.

NOTE L - STOCK INCENTIVE PLANS

     Ashland has stock incentive plans under which key employees or directors are granted stock options, stock-settled stock appreciation rights (SARs) or nonvested stock awards. Stock options and SARs are granted to employees at a price equal to the fair market value of the stock on the date of grant and become exercisable over periods of one to four years. Unexercised options and SARs lapse 10 years after the date of grant. Nonvested stock awards entitle employees or directors to vote the shares and to receive any dividends thereon. However, such shares are subject to forfeiture upon termination of service before the vesting period ends. During 2004, Ashland granted 216,900 nonvested stock awards with a weighted average fair value of $40.87 per share. Nonvested stock awards in 2003 and 2002 were not significant.

     As discussed in Note A, Ashland began expensing employee stock options and SARs in accordance with FAS 123 in 2003. The following table illustrates the effect on net income and earnings per share if FAS 123 had been applied in 2002 to all outstanding and unvested awards. The fair value per share of options or SARs granted was determined using the Black-Scholes option pricing model with the indicated assumptions.

(In millions except per share data)                                                 2004         2003         2002
-------------------------------------------------------------------------------------------------------------------
Net income as reported                                                        $      378   $       75    $     117
Add:  Stock-based employee compensation expense included in
      reported net income, net of related tax effects                                  4            5            -
Deduct:  Total stock-based employee compensation expense
      determined under FAS 123 for all awards, net of related tax effects             (4)          (5)          (4)
                                                                              -----------  -----------   ----------
Pro forma net income                                                          $      378   $       75    $     113
                                                                              ===========  ===========   ==========
Earnings per share:
      Basic - as reported                                                     $     5.41   $     1.10    $    1.69
      Basic - pro forma                                                             5.41         1.10         1.63
      Diluted - as reported                                                         5.31         1.10         1.67
      Diluted - pro forma                                                           5.31         1.10         1.61
Weighted average fair value per share of options or SARs granted                   12.65         6.71         5.35
Assumptions (weighted average)
      Risk-free interest rate                                                        3.4%         3.1%         2.9%
      Expected dividend yield                                                        2.0%         3.3%         3.8%
      Expected volatility                                                           25.9%        27.3%        26.7%
      Expected life (in years)                                                       5.0          5.0          5.0

     A progression of activity and various other information relative to stock options and SARs is presented in the following table.

                                                2004                         2003                       2002
                                      --------------------------   -------------------------    --------------------------
                                          Number       Weighted                     Weighted                      Weighted
                                              of        average                      average                       average
(In thousands except                      common exercise price       Common  exercise price        Common  exercise price
 per share data)                          shares      per share       shares       per share        shares       per share
--------------------------------------------------------------------------------------------------------------------------
Outstanding-beginning of year (1)          7,807      $   37.17         7,482      $   37.28         6,735       $    38.41
Granted                                      603          54.65           537          33.42         1,210            29.05
Exercised                                 (3,100)         35.29          (103)         27.96          (413)           31.34
Canceled                                    (145)         36.04          (109)         35.27           (50)           38.54
                                      -----------                  -----------                   ----------
Outstanding-end of year (1)                5,165          40.37         7,807          37.17         7,482            37.28
                                      ===========                  ===========                   ==========
Exercisable-end of year                    4,067          39.37         6,491          38.25         5,537            39.34

(1) Shares of common stock available for future grants of options or awards amounted to 1,098,000 at September 30, 2004, and 1,860,000 at September 30, 2003. Exercise prices per share for options and SARs outstanding at September 30, 2004 ranged from $25.00 to $34.00 for 1,579,000 shares, from $35.88 to $43.13 for 1,829,000 shares, and from $44.20 to $54.81 for 1,757,000 shares. The weighted average remaining contractual life of the options and SARs was 6.0 years.


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

     A summary of asbestos claims activity follows. Because claims are frequently filed and settled in large groups, the amount and timing of settlements and number of open claims can fluctuate significantly from period to period.

(In thousands)                                                                        2004         2003         2002
---------------------------------------------------------------------------------------------------------------------
Open claims - beginning of year                                                        198          160          167
New claims filed                                                                        29           66           45
Claims settled                                                                          (7)          (7)         (15)
Claims dismissed                                                                       (24)         (21)         (37)
                                                                                -----------  -----------  -----------
Open claims - end of year                                                              196          198          160
                                                                                ===========  ===========  ===========


     Since October 1, 2001, Riley has been dismissed as a defendant in 73% of the resolved claims. Amounts spent on litigation defense and claim settlements averaged $1,655 per claim resolved in 2004, compared to $1,610 in 2003 and $723 in 2002. A progression of activity in the asbestos reserve is presented in the following table.


(In millions)                                                                         2004         2003         2002
---------------------------------------------------------------------------------------------------------------------
Asbestos reserve - beginning of period                                          $      610   $      202   $      199
Expense incurred                                                                        59          453           41
Amounts paid                                                                           (51)         (45)         (38)
                                                                                -----------  -----------  -----------
Asbestos reserve - end of period                                                $      618   $      610   $      202
                                                                                ===========  ===========  ===========


     During the December 2002 quarter, Ashland increased its reserve for asbestos claims by $390 million to cover the litigation defense and claim settlement costs for probable and reasonably estimable future payments related to existing open claims, as well as an estimate of those that may be filed in the future. Prior to December 31, 2002, the asbestos reserve was based on the estimated costs that would be incurred to settle existing open claims. A range of estimates of future asbestos claims and related costs using various assumptions was developed with the assistance of Hamilton, Rabinovitz & Alschuler, Inc. (HR&A). The methodology used by HR&A to project future asbestos costs was based largely on Ashland's recent experience, including claim-filing and settlement rates, disease mix, open claims, and litigation defense and claim settlement costs. Ashland's claim experience was compared to the results of previously conducted epidemiological studies estimating the number of people likely to develop asbestos-related diseases. Those studies were undertaken in connection with national analyses of the population expected to have been exposed to asbestos. Using that information, HR&A estimated a range of the number of future claims that may be filed, as well as the related costs that may be incurred in resolving those claims.

     From the range of estimates, Ashland recorded the amount it believed to be the best estimate, which represented the expected payments for litigation defense and claim settlement costs during the next ten years. Subsequent updates to this estimate have been made, with the assistance of HR&A, based on a combination of a number of factors including the actual volume of new claims, recent settlement costs, changes in the mix of alleged disease, enacted legislative changes and other developments impacting Ashland's estimate of future payments. Ashland's reserve for asbestos claims on an undiscounted basis amounted to $618 million at September 30, 2004, compared to $610 million at September 30, 2003.

     Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict. In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, Ashland believes its asbestos reserve represents the best estimate within a range of possible outcomes. As a part of the process to develop Ashland's estimates of future asbestos costs, a range of long-term cost models is developed that assumes a run-out of claims through 2055. These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously. The total future litigation defense and claim settlement costs on an undiscounted basis has been estimated within a reasonably possible range of $400 million to $2.0 billion, depending on the number of years those costs extend and other combinations of assumptions selected. Ashland's reserve represents between 10 and 29 years of future costs, depending on the model selected. If actual experience is worse than projected relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, Ashland may need to increase further the estimates of the costs associated with asbestos claims and these increases could potentially be material over time.

     Ashland has insurance coverage for most of the litigation defense and claim settlement costs incurred in connection with its asbestos claims, and coverage-in-place agreements exist with the insurance companies that provide substantially all of the coverage currently being accessed. As a result, increases in the asbestos reserve have been largely offset by probable insurance recoveries. The amounts not recoverable generally are due from insurers that are insolvent, rather than as a result of uninsured claims or the exhaustion of Ashland's insurance coverage.

     Ashland retained the services of Tillinghast-Towers Perrin to assist management in the estimation of reasonably possible insurance recoveries associated with Ashland's estimate of its asbestos liabilities. Such recoveries are based on management's assumptions and estimates surrounding the available or applicable insurance coverage. One such assumption is that all solvent insurance carriers remain solvent. Although coverage limits are resolved in the coverage-in-place agreement with Equitas Limited (Equitas) and other London companies, which collectively provide a significant portion of Ashland's insurance coverage for asbestos claims, there is a disagreement with these companies over the timing of recoveries. The resolution of this disagreement could have a material effect on the value of insurance recoveries from those companies. In estimating the value of future recoveries, Ashland has used the least favorable interpretation of this agreement under which the ultimate recoveries are extended for many years, resulting in a significant discount being applied to value those recoveries. Ashland will continue to apply this methodology until such time as the disagreement is resolved. On July 21, 2004, Ashland filed a demand for arbitration to resolve the dispute concerning the interpretation of this agreement.

     At September 30, 2004, Ashland's receivable for recoveries of litigation defense and claim settlement costs from its insurers amounted to $435 million, of which $54 million relates to costs previously paid. Receivables from insurance companies amounted to $429 million at September 30, 2003. About 35% of the estimated receivables from insurance companies at September 30, 2004, are expected to be due from Equitas and other London companies. Of the remainder, approximately 90% is expected to come from companies or groups that are rated A or higher by A. M. Best.

ENVIRONMENTAL PROCEEDINGS

     Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At September 30, 2004, such locations included 93 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, approximately 130 current and former operating facilities (including certain operating facilities conveyed to
MAP) and about 1,220 service station properties. Ashland's reserves for environmental remediation amounted to $152 million at September 30, 2004, and $174 million at September 30, 2003. Such amounts reflect Ashland's estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.

     Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland's ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites. Ashland regularly adjusts its reserves as environmental remediation continues. Environmental remediation expense amounted to $2 million in 2004, $22 million in 2003 and $30 million in 2002.

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

NOTE N - DISCONTINUED OPERATIONS

     Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos. Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation, a former subsidiary. During the quarter ended December 31, 2002, Ashland increased its reserve for asbestos claims by $390 million to cover litigation defense and claim settlement costs expected to be paid through December 2012. Because insurance provides reimbursements for most of these costs and coverage-in-place agreements exist with the insurance companies that provide substantially all of the coverage being accessed, the increase in the asbestos reserve was offset in part by probable insurance recoveries valued at $235 million. The resulting $155 million pretax charge to income, net of deferred income tax benefits of $60 million, was reflected as an after-tax loss from discontinued operations of $95 million in the Statement of Consolidated Income for the three months ended December 31, 2002. Additional reserves have been provided since then to reflect updates in the estimate of potential payments for litigation defense and claim settlement costs. See Note M for further discussion of Ashland's asbestos-related litigation.

     On August 29, 2003, Ashland sold the net assets of its Electronic Chemicals business and certain related subsidiaries in a transaction valued at approximately $300 million before tax. Electronic Chemicals was a part of Ashland Specialty Chemical, providing ultra pure chemicals and other products  and  services  to  the  worldwide  semiconductor  industry,  with revenues of $215 million in 2003 and $217 million in 2002. The sale reflects Ashland's strategy to optimize its business mix and focus greater attention on the remaining chemical and transportation construction operations where it can achieve strategic advantage. Ashland's after-tax proceeds were used primarily to reduce debt. During 2004, Ashland recorded certain minor adjustments to the gain reported in 2003.

     During 2004, Ashland reached resolution with the Internal Revenue Service on several open tax matters from prior years. In addition to amounts reported in income from continuing operations, favorable resolution was also reached on matters associated with previously discontinued businesses, resulting in a $1 million tax benefit from the associated reduction in contingent tax liabilities previously recorded.

     Components of amounts reflected in the income statements related to discontinued operations are presented in the following table.

(In millions)                                                                         2004         2003         2002
---------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS
Reserves for asbestos-related litigation                                        $      (29)  $     (178)  $        -
Electronic Chemicals                                                                     -           17           17
GAIN (LOSS) ON DISPOSAL OF DISCONTINUED OPERATIONS
Electronic Chemicals                                                                    (2)         101            -
                                                                                -----------  -----------  -----------
INCOME (LOSS) BEFORE INCOME TAXES                                                      (31)         (60)          17
INCOME TAX BENEFIT (EXPENSE)
Income (loss) from discontinued operations
      Reserves for asbestos-related litigation                                          11           69            -
      Electronic Chemicals                                                               -           (3)          (4)
Gain (loss) on disposal of discontinued operations                                      (1)         (20)           -
Resolution of tax contingency issues                                                     1            -            -
                                                                                -----------  -----------  -----------
RESULTS FROM DISCONTINUED OPERATIONS                                            $      (20)  $      (14)  $       13
                                                                                ===========  ===========  ===========


NOTE O - EMPLOYEE BENEFIT PLANS

PENSION PLANS

     Ashland and its subsidiaries sponsor contributory and noncontributory qualified and non-qualified defined benefit pension plans that cover substantially all employees in the United States and in a number of other countries. Included in the following pension plan disclosures for the first time in 2004 are amounts related to employees in the United Kingdom, the Netherlands and Canada. Amounts for prior years have not been restated, as the impact on Ashland's financial position and results of operations would not be material.

     Ashland's funding policy is to fully fund the accumulated benefit obligations of its qualified U.S. plans with the level of contributions being determined annually to achieve that objective over time. In addition, Ashland has non-qualified unfunded pension plans which provide supplemental defined benefits to those employees whose benefits under the qualified pension plans are limited by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. Ashland funds the costs of the non-qualified plans as the benefits are paid. Pension obligations for employees of non-U.S. consolidated subsidiaries are provided for by depositing funds with trustees or by book reserves in accordance with local practices and regulations of the respective countries.

     Prior to July 1, 2003, benefits under Ashland's U.S. pension plans generally were based on employees' years of service and compensation during the years immediately preceding their retirement. Although certain changes were implemented on that date, the pension benefits of employees with at least ten years of service were not affected. As of July 1, 2003, the pension benefits of affected employees were converted to cash balance accounts. Such employees received an initial account balance equal to the present value of their accrued benefits under the previous plan on that date. Pension benefits for these employees are based on the balances in their accounts upon retirement.

OTHER POSTRETIREMENT BENEFIT PLANS

     Ashland and its subsidiaries sponsor healthcare and life insurance plans for eligible employees who retire or are disabled. Ashland's retiree life insurance plans are noncontributory, while Ashland shares the costs of providing healthcare coverage with its retired employees through premiums, deductibles and coinsurance provisions. Ashland funds its share of the costs of the postretirement benefit plans as the benefits are paid.

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. Among other things, the Act will expand Medicare to include an outpatient prescription drug benefit beginning in 2006, as well as provide a subsidy for sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to the Medicare Act benefits. In May 2004, the Financial Accounting Standards Board issued Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." Pending final guidance on determining actuarial equivalency, Ashland has not yet been able to determine the impact of the Act on its postretirement benefit plans. As a result, the accumulated postretirement benefit obligation and net periodic postretirement benefit costs do not reflect the effects of the Act.

     On July 1, 2003, Ashland implemented changes in the way it shares the cost of healthcare coverage with future retirees. These changes did not affect the previous cost-sharing program for retirees or for employees meeting certain qualifications at that date. However, Ashland did amend that program to limit its annual per capita costs to an amount equivalent to base year per capita costs, plus annual increases of up to 1.5% per year for costs incurred after January 1, 2004. Under a previous amendment, base year costs were limited to the amounts incurred in 1992, plus annual increases of up to 4.5% per year thereafter. Premiums for retiree healthcare coverage are equivalent to the excess of the estimated per capita costs over the amounts borne by Ashland.

     Employees who were employed on June 30, 2003, who did not meet the required qualifications were allocated notional accounts that can only be used to pay all or part of the premiums for retiree healthcare coverage. Such premiums represent the full costs of providing that coverage, without any subsidy from Ashland. Employees must meet certain requirements upon separation in order to have access to their notional accounts. Retirees will continue to have access to Ashland coverage after their notional accounts are exhausted, but they will be responsible for paying the full premiums. New hires after June 30, 2003, will have access to any retiree health coverage that may be provided, but will have no company funds available to help pay for such coverage.

OBLIGATIONS AND FUNDED STATUS

     Ashland uses a measurement date of September 30 for its pension and postretirement benefit plans. Summaries of the change in benefit obligations, plan assets, funded status of the plans, amounts recognized in the balance sheet, and assumptions used to determine the U.S. plan benefit obligations for 2004 and 2003 follow. Non-U.S. pension plans use assumptions generally consistent with those of U.S. plans.

                                                                                              Other postretirement
                                                                 Pension plans                    benefit plans
                                                             -----------------------         ------------------------
(In millions)                                                     2004         2003                2004         2003
---------------------------------------------------------------------------------------------------------------------
Change in benefit obligations
Benefit obligations at October 1                             $   1,192 (1)$     983          $      296    $     361
Service cost                                                        51           43                   9           11
Interest cost                                                       73           65                  17           22
Participant contributions                                            1            -                  11           12
Benefits paid                                                      (48)         (37)                (31)         (33)
Plan amendments                                                      -           (6)                  -          (95)
Changes in assumptions                                              44           63                   7           19
Foreign currency exchange rate changes                               8            -                   -            -
Other-net                                                            9          (10)                (11)          (1)
                                                             ----------   ----------         -----------   ----------
Benefit obligations at September 30                          $   1,330    $   1,101          $      298    $     296
                                                             ==========   ==========         ===========   ==========
Change in plan assets
Value of plan assets at October 1                            $     740 (1)$     551
Actual return on plan assets                                        86           99
Employer contributions                                             137           61
Participant contributions                                            1            -
Benefits paid                                                      (43)         (33)
Foreign currency exchange rate changes                               5            -
Other                                                                6            2
                                                             ----------   ----------
Value of plan assets at September 30                         $     932    $     680
                                                             ==========   ==========
Funded status of the plans
Unfunded benefit obligation                                  $    (398)   $    (421)         $     (298)   $    (296)
Unrecognized net actuarial loss                                    422 (1)      385                  77           87
Unrecognized prior service credit                                   (2)          (3)                (85)        (100)
                                                             ----------   ----------         -----------   ----------
Net amount recognized                                        $      22    $     (39)         $     (306)   $    (309)
                                                             ==========   ==========         ===========   ==========
Amounts recognized in the balance sheet
Accrued benefit liabilities                                  $    (191)   $    (231)         $     (306)   $    (309)
Intangible assets                                                    1            1                   -            -
Accumulated other comprehensive loss                               212          191                   -            -
                                                             ----------   ----------         -----------   ----------
Net amount recognized                                        $      22    $     (39)         $     (306)   $    (309)
                                                             ==========   ==========         ===========   ==========
U.S. plan assumptions
Discount rate                                                     6.00%        6.25%               6.00%        6.25%
Rate of compensation increase                                     4.50%        4.50%                  -            -

(1) Beginning balances have been adjusted to include $91 million of benefit obligations, $60 million of plan assets, and $31 million of unrecognized net actuarial loss for certain non-U.S. pension plans.

     The accumulated benefit obligation for all pension plans was $1,118 million at September 30, 2004 and $909 million at September 30, 2003. Information for pension plans with an accumulated benefit obligation in excess of plan assets follows.

                                                          2004                                    2003
                                          ----------------------------------      -----------------------------------
                                                            Non-                                    Non-
                                          Qualified    qualified                  Qualified    qualified
(In millions)                              plans (1)       plans      Total           plans        plans       Total
---------------------------------------------------------------------------------------------------------------------
Projected benefit obligation              $   1,195   $      110   $  1,305       $   1,002    $      99   $   1,101
Accumulated benefit obligation                1,000           98      1,098             819           90         909
Fair value of plan assets                       908            -        908             680            -         680

(1)   Includes qualified U.S. and non-U.S. pension plans.


COMPONENTS OF NET PERIODIC BENEFIT COSTS

     The plan amendments in 2003 and 1992 previously discussed under other postretirement benefit plans reduced Ashland's accrued obligations under those plans, and the reductions are being amortized to income over future periods. Such amortization reduced Ashland's net periodic benefit costs for other postretirement benefits by $15 million in 2004, $10 million in 2003 and $8 million in 2002. At September 30, 2004, the remaining unrecognized prior service credit resulting from the changes amounted to $85 million, and will reduce future costs by $9 million in 2005, $8 million in 2006 and approximately $8 million annually thereafter through 2014.

     The following table summarizes the components of pension and other postretirement benefit costs, and the assumptions used to determine net periodic benefit costs for U.S. plans. Non-U.S. pension plans use assumptions generally consistent with those of U.S. plans.

                                                Pension benefits                   Other postretirement benefits
                                       ------------------------------------      -----------------------------------
(In millions)                                2004        2003         2002            2004         2003        2002
--------------------------------------------------------------------------------------------------------------------
Net periodic benefit costs
Service cost                           $       51   $      43   $       43       $       9   $       11   $      12
Interest cost                                  73          65           59              17           22          23
Expected return on plan assets                (66)        (51)         (47)              -            -           -
Amortization of prior service
      cost (credit)                             -           -            1             (15)         (10)         (8)
Amortization of net actuarial loss             29          30           18               5            3           2
                                       -----------  ----------  -----------      ----------  -----------  ----------
                                       $       87   $      87   $       74       $      16   $       26   $      29
                                       ===========  ==========  ===========      ==========  ===========  ==========
U.S. plan assumptions
Discount rate                                6.25%       6.75%        7.25%           6.25%        6.75%       7.25%
Rate of compensation increase                4.50%       5.00%        5.00%              -            -           -
Expected long-term rate of
      return on plan assets                  8.50%       9.00%        9.00%              -            -           -


PLAN ASSETS

     The expected long-term rate of return on U. S. pension plan assets for 2004 of 8.5% was based on an assumed real rate of return of 5.5% and a projected long-term inflation rate of 3%. The basis for determining the expected long-term rate of return is a combination of future return assumptions for various asset classes in Ashland's investment portfolio, historical analysis of previous returns, market indices, and a projection of inflation.

     Ashland's U. S. pension plan assets are managed by outside investment managers, which are monitored monthly against investment return benchmarks and Ashland's established investment strategy. Ashland's investment strategy is designed to promote diversification to moderate volatility and to balance the expected long-term rate of return with an acceptable risk level. Investment managers are selected based on an analysis of, among other things, their investment process, historical investment results, frequency of management turnover, cost structure, and assets under management. Assets are periodically reallocated between investment managers to maintain an appropriate asset mix, diversification of investments and to maximize returns.

     Ashland's investment strategy and management practices relative to plan assets of non-U.S. plans generally are consistent with those for U.S. plans, except in those countries where investment of plan assets is dictated by applicable regulations.

     The  target   allocation   for  2004  by  asset  category  and  actual
allocations at September 30, 2004 and 2003 follow.

                                                                             Target           Actual at September 30
                                                                            ---------       -------------------------
(In millions)                                                                   2004            2004            2003
---------------------------------------------------------------------------------------------------------------------
Plan assets allocation
Equity securities                                                                70%             68%             60%
Debt securities                                                                  30%             30%             36%
Other                                                                              -              2%              4%
                                                                            ---------       ---------       ---------
                                                                                100%            100%            100%
                                                                            =========       =========       =========


CASH FLOWS

     In fiscal 2005, Ashland expects to contribute $70 million to its U. S. pension plans and $7 million to its non-U.S. pension plans. The following benefit payments, which reflect future service, are expected to be paid in each of the next five years and in aggregate for five years thereafter.

                                                                                                               Other
                                                                                         Pension      postretirement
(In millions)                                                                           benefits            benefits
---------------------------------------------------------------------------------------------------------------------
2005                                                                                     $    51            $     21
2006                                                                                          57                  21
2007                                                                                          61                  22
2008                                                                                          68                  22
2009                                                                                          70                  23
2010-2014                                                                                    451                 122

OTHER PLANS

     Certain union employees are covered under multiemployer pension plans administered by unions. Amounts contributed to the plans by Ashland and charged to expense amounted to $5 million annually in 2004, 2003 and 2002.

     Ashland sponsors qualified savings plans to assist eligible employees in providing for retirement or other future needs. Under such plans, company contributions amounted to $23 million in 2004, $19 million in 2003, and $17 million in 2002.

NOTE P - QUARTERLY FINANCIAL INFORMATION (unaudited)

     The following table presents quarterly financial information and per share data relative to Ashland's common stock.

Quarters ended                         December 31            March 31              June 30            September 30
                                    -------------------  --------------------  -------------------  -------------------
(In millions except per share data)    2003       2002       2004       2003      2004       2003       2004      2003
-----------------------------------------------------------------------------------------------------------------------
Sales and operating revenues        $ 1,936   $  1,749   $  1,825   $  1,657   $ 2,206   $  2,018   $  2,334   $ 2,142
Operating income (loss)                  92         32         10        (24)      292        138        268       119
Income (loss) from
      continuing operations              39         (1)       (11)       (37)      167         71        203        61
Net income (loss)                        34        (92)       (16)       (39)      161         70        200       137

Basic earnings (loss) per share
      Continuing operations         $   .56   $   (.02)  $   (.16)  $   (.54)  $  2.38   $   1.04   $   2.86   $   .89
      Net income (loss)                 .49      (1.35)      (.23)      (.57)     2.29       1.02       2.81      2.00

Diluted earnings (loss) per share
      Continuing operations         $   .56   $   (.02)  $   (.16)  $   (.54)  $  2.35   $   1.03   $   2.81   $   .89
      Net income (loss)                 .49      (1.35)      (.23)      (.57)     2.26       1.01       2.76      1.99

Common cash dividends per share     $  .275   $   .275   $   .275   $   .275   $  .275   $   .275   $   .275   $  .275

Market price per common share
      High                          $ 44.55   $  30.80   $  52.20   $  30.37   $ 53.35   $  33.85   $  56.71   $ 34.51
      Low                             33.19      23.60      43.73      25.91     44.25      28.66      48.40     30.27



Ashland Inc. and Consolidated Subsidiaries
Schedule II - Valuation and Qualifying Accounts

                                                  Balance at     Provisions                                  Balance
                                                   beginning     charged to      Reserves       Other         at end
(In millions)                                        of year       earnings      utilized     changes        of year
---------------------------------------------------------------------------------------------------------------------
Year ended September 30, 2004
Reserves deducted from asset accounts
      Accounts receivable                           $     35     $       20    $      (16)   $       2     $      41
      Inventories                                          9              2            (1)           -            10
---------------------------------------------------------------------------------------------------------------------
Year ended September 30, 2003
Reserves deducted from asset accounts
      Accounts receivable                           $     34     $       18    $      (18)   $       1     $      35
      Inventories                                         12              2            (5)           -             9
---------------------------------------------------------------------------------------------------------------------
Year ended September 30, 2002
Reserves deducted from asset accounts
      Accounts receivable                           $     33     $       23    $      (23)   $       1     $      34
      Inventories                                         12              5            (5)           -            12
---------------------------------------------------------------------------------------------------------------------


Ashland Inc. and Consolidated Subsidiaries
Information by Industry Segment
Years Ended September 30

(In millions)                                                                         2004         2003         2002
---------------------------------------------------------------------------------------------------------------------
Revenues
Sales and operating revenues
      APAC                                                                      $    2,525   $    2,400   $    2,652
      Ashland Distribution                                                           3,199        2,811        2,541
      Ashland Specialty Chemical                                                     1,386        1,212        1,130
      Valvoline                                                                      1,297        1,235        1,152
      Intersegment sales (1)
        Ashland Distribution                                                           (19)         (21)         (20)
        Ashland Specialty Chemical                                                     (86)         (69)         (63)
        Valvoline                                                                       (1)          (2)          (2)
                                                                                -----------  -----------  -----------
                                                                                     8,301        7,566        7,390
Equity income
      APAC                                                                              19            9            -
      Ashland Specialty Chemical                                                         8            7            4
      Valvoline                                                                          -            -            1
      Refining and Marketing                                                           405          285          176
                                                                                -----------  -----------  -----------
                                                                                       432          301          181
Other income
      APAC                                                                              22            -           12
      Ashland Distribution                                                               9           18           17
      Ashland Specialty Chemical                                                        16           10            4
      Valvoline                                                                          4            5            6
      Refining and Marketing                                                            (6)           2            2
      Corporate                                                                          3           10            5
                                                                                -----------  -----------  -----------
                                                                                        48           45           46
                                                                                -----------  -----------  -----------
                                                                                $    8,781   $    7,912   $    7,617
                                                                                ===========  ===========  ===========
Operating income
APAC                                                                            $      111   $      (42)  $      122
Ashland Distribution                                                                    78           32            1
Ashland Specialty Chemical                                                              87           31           70
Valvoline                                                                              105           87           77
Refining and Marketing (2)                                                             383          263          143
Corporate                                                                             (102)        (105)         (92)
                                                                                -----------  -----------  -----------
                                                                                $      662   $      266   $      321
                                                                                ===========  ===========  ===========
Assets
APAC                                                                            $    1,428   $    1,481   $    1,498
Ashland Distribution                                                                   922          856          884
Ashland Specialty Chemical                                                             842          749          941
Valvoline                                                                              658          667          611
Refining and Marketing                                                               2,742        2,484        2,409
Corporate (3)                                                                          910          769          379
                                                                                -----------  -----------  -----------
                                                                                $    7,502   $    7,006   $    6,722
                                                                                ===========  ===========  ===========


(In millions)                                                                         2004         2003         2002
---------------------------------------------------------------------------------------------------------------------
Investment in equity affiliates
APAC                                                                            $        6   $        4   $       (2)
Ashland Specialty Chemical                                                              40           35           30
Valvoline                                                                                7            8            9
Refining and Marketing                                                               2,713        2,448        2,350
Corporate                                                                                1            -            -
                                                                                -----------  -----------  -----------
                                                                                $    2,767   $    2,495   $    2,387
                                                                                ===========  ===========  ===========
Expense (income) not affecting cash
Depreciation, depletion and amortization
      APAC                                                                      $       95   $      108   $      114
      Ashland Distribution                                                              18           19           21
      Ashland Specialty Chemical                                                        41           40           38
      Valvoline                                                                         27           26           24
      Corporate                                                                         12           11           11
                                                                                -----------  -----------  -----------
                                                                                       193          204          208
Other noncash items (4)
      APAC                                                                              20          (25)          24
      Ashland Distribution                                                               3            3            1
      Ashland Specialty Chemical                                                         8           (2)           3
      Valvoline                                                                          2            4           (2)
      Refining and Marketing                                                          (181)           2         (168)
      Corporate                                                                         12          (30)          41
                                                                                -----------  -----------  -----------
                                                                                      (136)         (48)        (101)
                                                                                -----------  -----------  -----------
                                                                                $       57   $      156   $      107
                                                                                ===========  ===========  ===========
Additions to property, plant and equipment
APAC                                                                            $       73   $       47   $      107
Ashland Distribution                                                                    10            5           15
Ashland Specialty Chemical                                                              62           34           27
Valvoline                                                                               26           18           22
Corporate                                                                               39            8            7
                                                                                -----------  -----------  -----------
                                                                                $      210   $      112   $      178
                                                                                ===========  ===========  ===========

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

Ashland Inc. and Consolidated Subsidiaries
Five-Year Selected Financial Information
Years Ended September 30

(In millions except per share data)                        2004         2003          2002         2001         2000
---------------------------------------------------------------------------------------------------------------------
Summary of operations
Revenues
      Sales and operating revenues                    $   8,301    $   7,566    $    7,390   $    7,544   $    7,785
      Equity income                                         432          301           181          755          395
      Other income                                           48           45            46           53           63
Cost and expenses
      Cost of sales and operating expenses               (6,948)      (6,390)       (6,115)      (6,358)      (6,517)
      Selling, general and administrative expenses       (1,171)      (1,256)       (1,181)      (1,163)      (1,081)
                                                      ----------   ----------   -----------  -----------  -----------
Operating income                                            662          266           321          831          645
Net interest and other financial costs                     (114)        (128)         (138)        (175)        (194)
                                                      ----------   ----------   -----------  -----------  -----------
Income from continuing operations
      before income taxes                                   548          138           183          656          451
Income taxes                                               (150)         (44)          (68)        (266)        (179)
                                                      ----------   ----------   -----------  -----------  -----------
Income from continuing operations                           398           94           115          390          272
Results from discontinued operations                        (20)         (14)           13           32         (202)
                                                      ----------   ----------   -----------  -----------  -----------
Income before cumulative effect
      of accounting changes                                 378           80           128          422           70
Cumulative effect of accounting changes                       -           (5)          (11)          (5)           -
                                                      ----------   ----------   -----------  -----------  -----------
Net income                                            $     378    $      75    $      117   $      417   $       70
                                                      ==========   ==========   ===========  ===========  ===========
Balance sheet information
Current assets                                        $   2,302    $   2,085    $    2,071   $    2,233   $    2,173
Current liabilities                                       1,815        1,484         1,520        1,530        1,711
                                                      ----------   ----------   -----------  -----------  -----------
Working capital                                       $     487    $     601    $      551   $      703   $      462
                                                      ==========   ==========   ===========  ===========  ===========

Total assets                                          $   7,502    $   7,006    $    6,722   $    7,128   $    6,824

Short-term debt                                       $      40    $       -    $       10   $        -   $      245
Long-term debt (including current portion)                1,508        1,614         1,797        1,871        1,981
Stockholders' equity                                      2,706        2,253         2,173        2,226        1,965
                                                      ----------   ----------   -----------  -----------  -----------
Capital employed                                      $   4,254    $   3,867    $    3,980   $    4,097   $    4,191
                                                      ==========   ==========   ===========  ===========  ===========
Cash flow information
Cash flows from operations                            $     209    $     242    $      168   $      814   $      468
Additions to property, plant and equipment                  210          112           178          214          240
Cash dividends                                               77           75            76           76           78
Common stock information
Diluted earnings per share
      Income from continuing operations               $    5.59    $    1.37    $     1.64   $     5.54   $     3.83
      Net income                                           5.31         1.10          1.67         5.93          .98
Cash dividends per share                                   1.10         1.10          1.10         1.10         1.10

                                                                EXHIBIT INDEX



10.7    -  Form of  employment  agreement  between  Ashland  Inc.  and an executive officer.

10.14   -  Form of Notice of Grant of Stock Appreciation Right (SAR) Award.

10.15   -  Form of Restricted Stock Award.

10.16   -  Form of Notice of Grant of Nonqualified Stock Option.

10.17   -  Amended and Restated Limited Liability Company Agreement dated as of December 31, 1998, of Marathon Ashland Petroleum LLC by and between Ashland Inc. and Marathon Oil Company.

10.19   -  Put/Call Registration Rights and Standstill Agreement, dated as of
           January 1, 1998, including Amendment No. 1 thereto, dated December 31, 1998, among Marathon Oil Company, USX Corporation, Ashland Inc. and Marathon Ashland Petroleum LLC.

10.21   -  Three-Year, $250 Million Revolving Credit Agreement dated as of
           April 2, 2004

10.22   -  364-Day, $100 Million Revolving Credit Agreement dated as of
           April 2, 2004

11      -  Computation of Earnings Per Share (appearing on page F-9 of this annual report on Form 10-K).

12      -  Computation of Ratio of Earnings to Fixed Charges.

21      -  List of Subsidiaries.

23.1    -  Consent of Independent Registered Public Accounting Firm.

24      -  Power of Attorney, including resolutions of the Board of Directors.

31.1    -  Certification of James J. O'Brien, Chief Executive Officer of
           Ashland, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    -  Certification of J. Marvin Quin, Chief Financial Officer of Ashland,
           pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32      -  Certification of James J. O'Brien, Chief Executive Officer of
           Ashland, and J. Marvin Quin, Chief Financial Officer of Ashland, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1    -  Consent of Tillinghast-Towers Perrin.

99.2    -  Consent of Hamilton, Rabinovitz & Alschuler, Inc.