Form 10-Q
period 2004-12-31
ASHLAND INC
filed 2005-02-08
CIK 7694

=============================================================================



                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                               -------------


                                 FORM 10-Q



     (Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

     At December 31, 2004, there were 72,084,548 shares of Registrant's Common Stock outstanding. One Right to purchase one-thousandth of a share of Series A Participating Cumulative Preferred Stock accompanies each outstanding share of Registrant's Common Stock.



=============================================================================

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

--------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

--------------------------------------------------------------------------------------------------------------------------
                                                                                                    Three months ended
                                                                                                        December 31
                                                                                                  ------------------------
(In millions except per share data)                                                                     2004         2003
--------------------------------------------------------------------------------------------------------------------------

REVENUES
      Sales and operating revenues                                                                $    2,177    $   1,936
      Equity income                                                                                      146           38
      Other income                                                                                        17           13
                                                                                                  -----------   ----------
                                                                                                       2,340        1,987
COSTS AND EXPENSES
      Cost of sales and operating expenses                                                             1,849        1,611
      Selling, general and administrative expenses                                                       311          284
                                                                                                  -----------   ----------
                                                                                                       2,160        1,895
                                                                                                  -----------   ----------
OPERATING INCOME                                                                                         180           92
      Net interest and other financial costs                                                             (31)         (30)
                                                                                                  -----------   ----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                                    149           62
      Income taxes                                                                                       (55)         (23)
                                                                                                  -----------   ----------
INCOME FROM CONTINUING OPERATIONS                                                                         94           39
      Results from discontinued operations (net of income taxes) - Note B                                  -           (5)
                                                                                                  -----------   ----------
NET INCOME                                                                                        $       94    $      34
                                                                                                  ===========   ==========

BASIC EARNINGS PER SHARE - NOTE A
      Income from continuing operations                                                           $     1.30    $     .56
      Results from discontinued operations                                                                 -         (.07)
                                                                                                  -----------   ----------
      Net income                                                                                  $     1.30    $     .49
                                                                                                  ===========   ==========

DILUTED EARNINGS PER SHARE - NOTE A
      Income from continuing operations                                                           $     1.28    $     .56
      Results from discontinued operations                                                                 -         (.07)
                                                                                                  -----------   ----------
      Net income                                                                                  $     1.28    $     .49
                                                                                                  ===========   ==========

DIVIDENDS PAID PER COMMON SHARE                                                                   $     .275    $    .275



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


--------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------------------------
                                                                               December 31       September 30       December 31
(In millions)                                                                         2004               2004              2003
--------------------------------------------------------------------------------------------------------------------------------

                                   ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                              $         146      $         243     $         201
      Accounts receivable                                                            1,252              1,331             1,083
      Allowance for doubtful accounts                                                  (40)               (41)              (38)
      Inventories - Note A                                                             538                458               483
      Deferred income taxes                                                             95                103               110
      Other current assets                                                             106                208               103
                                                                             --------------     --------------    --------------
                                                                                     2,097              2,302             1,942
INVESTMENTS AND OTHER ASSETS
      Investment in Marathon Ashland Petroleum LLC (MAP)                             2,856              2,713             2,335
      Goodwill                                                                         567                513               527
      Asbestos insurance receivable (noncurrent portion)                               396                399               403
      Other noncurrent assets                                                          370                319               296
                                                                             --------------     --------------    --------------
                                                                                     4,189              3,944             3,561
PROPERTY, PLANT AND EQUIPMENT
      Cost                                                                           3,166              3,104             3,087
      Accumulated depreciation, depletion and amortization                          (1,889)            (1,848)           (1,809)
                                                                             --------------     --------------    --------------
                                                                                     1,277              1,256             1,278
                                                                             --------------     --------------    --------------

                                                                             $       7,563      $       7,502     $       6,781
                                                                             ==============     ==============    ==============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Debt due within one year                                               $         575      $         439     $         145
      Trade and other payables                                                       1,197              1,362             1,123
      Income taxes                                                                      69                 14                56
                                                                             --------------     --------------    --------------
                                                                                     1,841              1,815             1,324
NONCURRENT LIABILITIES
      Long-term debt (less current portion)                                          1,087              1,109             1,429
      Employee benefit obligations                                                     438                428               399
      Deferred income taxes                                                            248                367               221
      Reserves of captive insurance companies                                          177                179               173
      Asbestos litigation reserve (noncurrent portion)                                 553                568               562
      Other long-term liabilities and deferred credits                                 375                330               355
      Commitments and contingencies - Notes D and G
                                                                             --------------     --------------    --------------
                                                                                     2,878              2,981             3,139

COMMON STOCKHOLDERS' EQUITY                                                          2,844              2,706             2,318
                                                                             --------------     --------------    --------------

                                                                             $       7,563      $       7,502     $       6,781
                                                                             ==============     ==============    ==============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS' EQUITY

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Accumulated
                                                                                                          other
                                                 Common           Paid-in           Retained      comprehensive
(In millions)                                     stock           capital           earnings               loss             Total
----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT OCTOBER 1, 2003                $          68     $         350      $       1,961      $        (126)    $       2,253
      Total comprehensive income (1)                                                      34                 30                64
      Cash dividends                                                                     (19)                                 (19)
      Issued 643,390 common shares under
        stock incentive and other plans               1                19                                                      20
                                          --------------    --------------     --------------     --------------    --------------
BALANCE AT DECEMBER 31, 2003              $          69     $         369      $       1,976      $         (96)    $       2,318
                                          ==============    ==============     ==============     ==============    ==============

----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT OCTOBER 1, 2004                $          72     $         478      $       2,262      $        (106)    $       2,706
      Total comprehensive income (1)                                                      94                 39               133
      Cash dividends                                                                     (20)                                 (20)
      Issued 505,385 common shares under
        stock incentive and other plans                                25                                                      25
                                          --------------    --------------     --------------     --------------    --------------
BALANCE AT DECEMBER 31, 2004              $          72     $         503      $       2,336      $         (67)    $       2,844
                                          ==============    ==============     ==============     ==============    ==============

----------------------------------------------------------------------------------------------------------------------------------
(1) Reconciliations of net income to total comprehensive income follow.

                                                                                                        Three months ended
                                                                                                            December 31
                                                                                                  --------------------------------
      (In millions)                                                                                        2004              2003
      ----------------------------------------------------------------------------------------------------------------------------

      Net income                                                                                  $          94     $          34
      Unrealized translation adjustments                                                                     35                29
          Related tax benefits                                                                                2                 1
      Net unrealized gains on cash flow hedges                                                                2                 -
                                                                                                  --------------    --------------
      Total comprehensive income                                                                  $         133     $          64
                                                                                                  ==============    ==============

      ----------------------------------------------------------------------------------------------------------------------------

      At December 31, 2004, the accumulated other comprehensive loss of $67 million (after tax) was comprised of net unrealized translation gains of $60 million, a minimum pension liability of $129 million and net unrealized gains on cash flow hedges of $2 million.



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

-------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

-------------------------------------------------------------------------------------------------------------------------
                                                                                                     Three months ended
                                                                                                         December 31
                                                                                                  -----------------------
(In millions)                                                                                          2004         2003
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATIONS
      Income from continuing operations                                                           $      94    $      39
      Expense (income) not affecting cash
          Depreciation, depletion and amortization                                                       46           48
          Deferred income taxes                                                                          17           21
          Equity income from affiliates                                                                (146)         (38)
          Distributions from equity affiliates                                                            1          148
          Other items                                                                                     2            -
      Change in operating assets and liabilities (1)                                                    (68)        (150)
                                                                                                  ----------   ----------
                                                                                                        (54)          68
CASH FLOWS FROM FINANCING
      Proceeds from issuance of common stock                                                             20           17
      Repayment of long-term debt                                                                       (98)         (38)
      Increase in short-term debt                                                                       211            -
      Dividends paid                                                                                    (20)         (19)
                                                                                                  ----------   ----------
                                                                                                        113          (40)
CASH FLOWS FROM INVESTMENT
      Additions to property, plant and equipment                                                        (55)         (53)
      Purchase of operations - net of cash acquired                                                     (95)           -
      Other - net                                                                                         2            9
                                                                                                  ----------   ----------
                                                                                                       (148)         (44)
                                                                                                  ----------   ----------
CASH USED BY CONTINUING OPERATIONS                                                                      (89)         (16)
      Cash used by discontinued operations                                                               (8)          (6)
                                                                                                  ----------   ----------
DECREASE IN CASH AND CASH EQUIVALENTS                                                                   (97)         (22)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                         243          223
                                                                                                  ----------   ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                         $     146    $     201
                                                                                                  ==========   ==========

-------------------------------------------------------------------------------------------------------------------------
(1) Excludes changes resulting from operations acquired or sold.



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

         INTERIM FINANCIAL REPORTING

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Although such statements are subject to any year-end audit adjustments which may be necessary, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 2004. Results of operations for the period ended December 31, 2004, are not necessarily indicative of results to be expected for the year ending September 30, 2005.

         INVENTORIES

           --------------------------------------------------------------------------------------------------------------------
                                                                               December 31      September 30       December 31
           (In millions)                                                              2004              2004              2003
           --------------------------------------------------------------------------------------------------------------------
           Chemicals and plastics                                            $         449     $         370     $         372
           Construction materials                                                       69                71                61
           Petroleum products                                                           69                61                71
           Other products                                                               53                45                53
           Supplies                                                                      6                 6                 4
           Excess of replacement costs over LIFO carrying values                      (108)              (95)              (78)
                                                                             --------------    --------------    --------------
                                                                             $         538     $         458     $         483
                                                                             ==============    ==============    ==============

         EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (EPS) from continuing operations.

------------------------------------------------------------------------------------------------------------------------
                                                                                                   Three months ended
                                                                                                      December 31
                                                                                                 -----------------------
(In millions except per share data)                                                                   2004         2003
------------------------------------------------------------------------------------------------------------------------
NUMERATOR
Numerator for basic and diluted EPS - Income
   from continuing operations                                                                    $      94    $      39
                                                                                                 ==========   ==========
DENOMINATOR
Denominator for basic EPS - Weighted average
      common shares outstanding                                                                         72           69
Common shares issuable upon exercise of stock options                                                    1            -
                                                                                                 ----------   ----------
Denominator for diluted EPS - Adjusted weighted
      average shares and assumed conversions                                                            73           69
                                                                                                 ==========   ==========

EARNINGS PER SHARE FROM CONTINUING OPERATIONS
      Basic                                                                                      $    1.30    $     .56
      Diluted                                                                                    $    1.28    $     .56


------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE B - DISCONTINUED OPERATIONS

         Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos. Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation, a former subsidiary. During the quarter ended December 31, 2003, Ashland recorded a charge of $15 million to increase its reserve for asbestos claims, the effect of which was partially offset by an $8 million credit to increase its asbestos insurance receivable. The resulting $7 million pretax charge to income, net of deferred income tax benefits of $2 million, was reflected as an after-tax loss from discontinued operations of $5 million in the Statement of Consolidated Income for the three months ended December 31, 2003. No adjustments were recorded to the asbestos reserve or insurance receivable in the quarter ended December 31, 2004. See Note G for further discussion of Ashland's asbestos-related litigation.

         Components of amounts reflected in the income statements related to discontinued operations are presented in the following table.

------------------------------------------------------------------------------------------------------------------------
                                                                                                   Three months ended
                                                                                                      December 31
                                                                                                 -----------------------
(In millions)                                                                                         2004         2003
------------------------------------------------------------------------------------------------------------------------
PRETAX LOSS FROM DISCONTINUED OPERATIONS
      Reserves for asbestos-related litigation                                                   $       -    $      (7)
INCOME TAXES
      Reserves for asbestos-related litigation                                                           -            2
                                                                                                 ----------   ----------
RESULTS FROM DISCONTINUED OPERATIONS (NET OF INCOME TAXES)                                       $       -    $      (5)
                                                                                                 ==========   ==========


NOTE C - UNCONSOLIDATED AFFILIATES

         Separate financial statements for MAP required by Rule 3-09 of Regulation S-X will be filed as an amendment to Ashland's Annual Report on Form 10-K within 90 days after the end of MAP's fiscal year, which ended December 31, 2004. Unaudited income statement information for MAP is shown below.

         MAP is organized as a limited liability company that has elected to be taxed as a partnership. Therefore, the parents are responsible for income taxes applicable to their share of MAP's taxable income. The net income reflected below for MAP does not include any provision for income taxes that will be incurred by its parents.

------------------------------------------------------------------------------------------------------------------------
                                                                                                  Three months ended
                                                                                                      December 31
                                                                                                ------------------------
(In millions)                                                                                        2004          2003
------------------------------------------------------------------------------------------------------------------------
Sales and operating revenues                                                                    $  12,516     $   9,558
Income from operations                                                                                380            99
Net income                                                                                            386            96
Ashland's equity income                                                                               142            32


------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE C - UNCONSOLIDATED AFFILIATES (CONTINUED)

         On March 19, 2004, Ashland announced the signing of an agreement under which it would transfer its 38% interest in Marathon Ashland Petroleum LLC ("MAP") and two wholly-owned businesses to Marathon Oil Corporation ("Marathon") in a transaction structured to be generally tax free and valued at approximately $3 billion. The two businesses are Ashland's maleic anhydride business and 61 Valvoline Instant Oil Change centers. The transaction is subject to several previously disclosed conditions, including approval by Ashland's shareholders, consent from Ashland's public debt holders and receipt of a favorable private letter ruling from the Internal Revenue Service ("IRS") with respect to the tax treatment of the transaction.

         On December 20, 2004 and January 25, 2005, Ashland provided updates on the status of the proposed transaction. The updates included information about the status of the requested tax rulings. Ashland and Marathon have continued their discussions with the IRS and are discussing with the IRS modifications of the proposed transaction that would allow a tax efficient transfer of Ashland's interest in MAP to Marathon. These modifications would require Ashland and Marathon to negotiate amendments to the Master Agreement executed by Ashland and Marathon on March 18, 2004. There can be no assurance that an agreement on a modified transaction will be reached. If an agreement is reached on a modified transaction, it is likely that the transaction would close in the second calendar quarter of 2005.


NOTE D - LEASES AND OTHER COMMITMENTS

         LEASES

         Under various operating leases, Ashland has made guarantees with respect to the residual value of the underlying property. If Ashland had canceled those leases at December 31, 2004, its maximum obligations under the residual value guarantees would have amounted to $94 million. Ashland does not expect to incur any significant charge to earnings under these guarantees, $24 million of which relates to real estate. These lease agreements are with unrelated third party lessors and Ashland has no additional contractual or other commitments to any party to the leases.

         OTHER COMMITMENTS

         Ashland has guaranteed 38% of MAP's payments for certain crude oil purchases, up to a maximum guarantee of $95 million. At December 31, 2004, Ashland's contingent liability under this guarantee amounted to $76 million. Although Ashland has not made and does not expect to make any payments under this guarantee, it has recorded the fair value of the guarantee obligation, which is not significant.

NOTE E - EMPLOYEE BENEFIT PLANS

         On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. Among other things, the Act will expand Medicare to include an outpatient prescription drug benefit beginning in 2006, as well as provide a subsidy for sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to the Medicare Act benefits. In May 2004, the Financial Accounting Standards Board issued Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." Regulations implementing major provisions of the Act, including the determination of actuarial equivalency, were issued in January 2005. Ashland is currently evaluating the impact of the Act on its postretirement benefit plans and has not determined the effect of the Act on its financial statements.

------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------
NOTE E - EMPLOYEE BENEFIT PLANS (continued)

         Presently, Ashland anticipates contributing $86 million to its U.S. pension plans and $8 million to its non-U.S. pension plans during fiscal 2005. As of December 31, 2004, contributions of $5 million have been made to the U.S. plans and $1 million to the non-U.S. plans.

         The following table details the components of pension and other postretirement benefit costs.


------------------------------------------------------------------------------------------------------------------------
                                                                                                 Other postretirement
                                                                       Pension benefits                benefits
                                                                    ------------------------   -------------------------
(In millions)                                                            2004          2003          2004          2003
------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED DECEMBER 31
Service cost                                                        $      13     $      13    $        2    $        4
Interest cost                                                              20            18             5             6
Expected return on plan assets                                            (19)          (16)            -             -
Amortization of prior service credit                                        -             -            (2)           (6)
Amortization of net actuarial loss                                          8             7             1             2
                                                                    ----------    ----------   -----------   -----------
                                                                    $      22     $      22    $        6    $        6
                                                                    ==========    ==========   ===========   ===========


NOTE F - ACQUISITIONS

         During the three months ended December 31, 2004, Ashland Specialty Chemical acquired Dow Chemical's DERAKANE(R) epoxy vinyl ester resins business for approximately $90 million. With this acquisition, Ashland Specialty Chemical's composite polymers business continues to build its innovative line of resin chemistries for composite manufacturing. The purchase included all technology and intellectual property assets associated with the DERAKANE resin business. No physical assets were transferred to Ashland. Also during the quarter, APAC acquired two asphalt plants. Following is a progression of goodwill by segment for the three months ended December 31, 2004.


------------------------------------------------------------------------------------------------------------------------
                                                                                  Ashland
                                                                                Specialty
(In millions)                                                          APAC      Chemical      Valvoline          Total
------------------------------------------------------------------------------------------------------------------------
BALANCE AT OCTOBER 1, 2004                                        $     411      $     96      $       6      $     513
Goodwill acquired                                                         -            50              -             50
Currency translation adjustments                                          -             4              -              4
                                                                  ----------     ---------     ----------     ----------
BALANCE AT DECEMBER 31, 2004                                      $     411      $    150      $       6      $     567
                                                                  ==========     =========     ==========     ==========

NOTE G - LITIGATION, CLAIMS AND CONTINGENCIES

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

NOTE G - LITIGATION, CLAIMS AND CONTINGENCIES (continued)

         A summary of asbestos claims activity follows. Because claims are frequently filed and settled in large groups, the amount and timing of settlements and number of open claims can fluctuate significantly from period to period.

----------------------------------------------------------------------------------------------------------------------
                                                Three months ended
                                                    December 31                     Years ended September 30
                                             ---------------------------    ------------------------------------------
(In thousands)                                     2004            2003           2004            2003           2002
----------------------------------------------------------------------------------------------------------------------
Open claims - beginning of period                   196             198            198             160            167
New claims filed                                      3               7             29              66             45
Claims settled                                       (3)             (2)            (7)             (7)           (15)
Claims dismissed                                     (6)             (5)           (24)            (21)           (37)
                                             -----------     -----------    -----------     -----------    -----------
Open claims - end of period                         190             198            196             198            160
                                             ===========     ===========    ===========     ===========    ===========

         Since October 1, 2001, Riley has been dismissed as a defendant in 73% of the resolved claims. Amounts spent on litigation defense and claim settlements averaged $1,723 per claim resolved in the three months ended December 31, 2004, compared to $1,746 in the three months ended December 31, 2003, and annual averages of $1,655 in 2004, $1,610 in 2003 and $723 in 2002. A progression of activity in the asbestos reserve is presented in the following table.

-----------------------------------------------------------------------------------------------------------------------
                                               Three months ended
                                                    December 31                      Years ended September 30
                                             ---------------------------    -------------------------------------------
(In millions)                                      2004            2003           2004            2003            2002
-----------------------------------------------------------------------------------------------------------------------
Asbestos reserve - beginning of period       $      618      $      610     $      610      $      202     $       199
Expense incurred                                      -              15             59             453              41
Amounts paid                                        (15)            (13)           (51)            (45)            (38)
                                             -----------     -----------    -----------     -----------    ------------
Asbestos reserve - end of period             $      603      $      612     $      618      $      610     $       202
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

         From the range of estimates, Ashland recorded the amount it believed to be the best estimate, which represented the expected payments for litigation defense and claim settlement costs during the next ten years. Subsequent updates to this estimate have been made, with the assistance of HR&A, based on a combination of a number of factors including the actual volume of new claims, recent settlement costs, changes in the mix of alleged disease, enacted legislative changes and other developments impacting

------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE G - LITIGATION, CLAIMS AND CONTINGENCIES (continued)

         Ashland's estimate of future payments. Ashland's reserve for asbestos claims on an undiscounted basis amounted to $603 million at December 31, 2004, compared to $618 million at September 30, 2004 and $612 million at December 31, 2003.

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

------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE G - LITIGATION, CLAIMS AND CONTINGENCIES (continued)

         At December 31, 2004, Ashland's receivable for recoveries of litigation defense and claim settlement costs from its insurers amounted to $432 million, of which $66 million relates to costs previously paid. Receivables from insurance companies amounted to $435 million at September 30, 2004 and $433 million at December 31, 2003. About 35% of the estimated receivables from insurance companies at December 31, 2004, are expected to be due from Equitas and other London companies. Of the remainder, approximately 90% is expected to come from companies or groups that are rated A or higher by A. M. Best.

         ENVIRONMENTAL PROCEEDINGS

         Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At December 31, 2004, such locations included 90 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, approximately 130 current and former operating facilities (including certain operating facilities conveyed to MAP) and about 1,220 service station properties. Ashland's reserves for environmental remediation amounted to $155 million at December 31, 2004, compared to $152 million at September 30, 2004 and $173 million at December 31, 2003. Such amounts reflect Ashland's estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.

         Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland's ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites. Ashland regularly adjusts its reserves as environmental remediation continues. Environmental remediation expense amounted to $7 million for the three months ended December 31, 2004, compared to $4 million for the three months ended December 31, 2003, and annual expense of $2 million in 2004, $22 million in 2003 and $30 million in 2002.

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


---------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

---------------------------------------------------------------------------------------------------------------
                                                                                         Three months ended
                                                                                             December 31
                                                                                       ------------------------
(In millions)                                                                               2004          2003
---------------------------------------------------------------------------------------------------------------

REVENUES
    Sales and operating revenues
       APAC                                                                            $     611    $      650
       Ashland Distribution                                                                  895           698
       Ashland Specialty Chemical                                                            400           322
       Valvoline                                                                             309           290
       Intersegment sales
          Ashland Distribution                                                                (6)           (5)
          Ashland Specialty Chemical                                                         (32)          (19)
                                                                                       ----------   -----------
                                                                                           2,177         1,936
    Equity income
       APAC                                                                                    2             4
       Ashland Specialty Chemical                                                              2             2
       Refining and Marketing                                                                142            32
                                                                                       ----------   -----------
                                                                                             146            38
    Other income
       APAC                                                                                    1             4
       Ashland Distribution                                                                    2             5
       Ashland Specialty Chemical                                                              9             2
       Valvoline                                                                               2             1
       Refining and Marketing                                                                  2            (1)
       Corporate                                                                               1             2
                                                                                       ----------   -----------
                                                                                              17            13
                                                                                       ----------   -----------
                                                                                       $   2,340    $    1,987
                                                                                       ==========   ===========
OPERATING INCOME
    APAC                                                                               $       7    $       30
    Ashland Distribution                                                                      24            13
    Ashland Specialty Chemical                                                                22            23
    Valvoline                                                                                 18            20
    Refining and Marketing (1)                                                               136            26
    Corporate                                                                                (27)          (20)
                                                                                       ----------   -----------
                                                                                       $     180    $       92
                                                                                       ==========   ===========

---------------------------------------------------------------------------------------------------------------
(1)    Includes Ashland's equity income from MAP,  amortization  related to
       Ashland's excess investment in MAP, and other activities  associated with refining and marketing.


----------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

----------------------------------------------------------------------------------------------------------------------
                                                                                                Three months ended
                                                                                                    December 31
                                                                                              ------------------------
                                                                                                   2004          2003
----------------------------------------------------------------------------------------------------------------------

OPERATING INFORMATION
APAC
    Construction backlog at December 31 (millions) (1)                                        $   1,730    $    1,659
    Net construction job revenues (millions) (2)                                              $     344    $      366
    Hot-mix asphalt production (million tons)                                                       7.8           8.4
    Aggregate production (million tons)                                                             7.8           6.8
Ashland Distribution (3)
    Sales per shipping day (millions)                                                         $    14.4    $     11.3
    Gross profit as a percent of sales                                                              9.6%          9.6%
Ashland Specialty Chemical (3)
    Sales per shipping day (millions)                                                         $     6.4    $      5.2
    Gross profit as a percent of sales                                                             24.2%         29.8%
Valvoline
    Lubricant sales (million gallons)                                                              41.1          43.7
    Premium lubricants (percent of U.S. branded volumes)                                           21.8%         19.4%
Refining and Marketing (4)
    Refinery runs (thousand barrels per day)
       Crude oil refined                                                                            975           899
       Other charge and blend stocks                                                                200           184
    Refined product yields (thousand barrels per day)
       Gasoline                                                                                     644           612
       Distillates                                                                                  328           296
       Asphalt                                                                                       81            68
       Other                                                                                        140           116
                                                                                                --------      --------
       Total                                                                                      1,193         1,092
    Refined product sales (thousand barrels per day) (5)                                          1,414         1,355
    Refining and wholesale marketing margin (per barrel) (6)                                  $    4.03    $     1.71
    Speedway SuperAmerica (SSA)
       Retail outlets at December 31                                                              1,669         1,775
       Gasoline and distillate sales (million gallons)                                              793           806
       Gross margin - gasoline and distillates (per gallon)                                   $   .1219    $    .1145
       Merchandise sales (millions)                                                           $     581    $      547
       Merchandise margin (as a percent of sales)                                                  24.9%         24.8%

----------------------------------------------------------------------------------------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

------------------------------------------------------------------------------

RESULTS OF OPERATIONS

         Ashland reported net income of $94 million for the quarter ended December 31, 2004, compared to $34 million for the quarter ended December 31, 2003. Ashland's income from continuing operations amounted to $94 million for the quarter ended December 31, 2004, compared to $39 million for the quarter ended December 31, 2003. Results from discontinued operations, consisting of charges for asbestos liabilities, accounted for the difference in net income and income from continuing operations for the 2003 period.

         Ashland's record income from continuing operations in the December 2004 quarter resulted primarily from the dramatic improvement from refining and marketing. Results from Ashland's wholly-owned divisions were mixed. Operating income from the Chemical Sector, which consists of the Ashland Distribution, Ashland Specialty Chemical, and Valvoline divisions, improved 14% compared to the December 2003 quarter. However, operating income from the Transportation Construction Sector, which consists of Ashland Paving And Construction, Inc. (commercially known as APAC), declined 77% reflecting adverse weather conditions, which reduced working days, slowed production and increased costs. An analysis of operating income by industry segment follows.

         APAC

         APAC reported operating income of $7 million for the December 2004 quarter, compared to $30 million for the December 2003 quarter. APAC struggled with a persistent mix of wet and cold conditions that started early in the quarter with Hurricane Jeanne. These conditions adversely affected construction activity and increased operating costs throughout the quarter. Net construction job revenues (total construction job revenues, less subcontract costs) decreased 6% from the prior year period. Production of hot-mix asphalt decreased 7%, while liquid asphalt costs increased 9%. Higher equipment and plant fuel costs contributed $4 million to the decline in operating income. Equity income from APAC's joint venture project at Atlanta's Hartsfield Airport declined $3 million as that project nears completion. On the positive side, aggregate production, which is less affected by weather, increased 15%, due in part to the opening of a new quarry in Naples, Florida. Construction backlog, or jobs awarded but not yet completed, was $1.73 billion at December 31, 2004, up 4% from a year ago. Included in the increase is an $80 million project in Miami recently awarded to the Major Projects Group.

         ASHLAND DISTRIBUTION

         Ashland Distribution achieved all-time record operating income of $24 million, up 85% over the $13 million reported for the quarter a year ago. Sales volumes increased 5%, reflecting the division's continued focus on consistent improvement in customer service and on-time, accurate and complete product delivery. Gross profit as a percent of sales remained constant at 9.6%, reflecting Ashland Distribution's success in implementing price increases, enabling the division to keep pace with higher raw material costs.

         ASHLAND SPECIALTY CHEMICAL

         Ashland Specialty Chemical reported operating income of $22 million for the December 2004 quarter, compared to $23 million for the December 2003 quarter. The December 2004 quarter included approximately $4 million in net, non-recurring gains principally related to the termination of a product supply contract. Although sales and operating revenues were up 24%, reflecting in part an 8% increase in

------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

------------------------------------------------------------------------------

         ASHLAND SPECIALTY CHEMICAL (CONTINUED)

         sales volumes for the thermoset resins businesses, gross profit as a percent of sales declined from 29.8% to 24.2%. Tightness in certain petrochemical markets caused raw material costs to escalate at a faster pace than could be recovered through increased selling prices.

         VALVOLINE

         Operating income from the Valvoline division was $18 million in the December 2004 quarter, compared to $20 million in the December 2003 quarter. While profits were down 10%, this was Valvoline's second-best December quarter. Lubricant sales volumes were down 6% due in part from shifts in the timing of promotional programs. Results from Valvoline Instant Oil Change declined as the impact of reduced car counts was only partially offset by increased ticket prices. International results improved primarily due to higher lubricant sales volumes from operations in Australia and Asia.

         REFINING AND MARKETING

         Operating income from Refining and Marketing, which consists primarily of equity income from Ashland's 38% ownership interest in MAP, amounted to $136 million for the quarter ended December 31, 2004, compared to $26 million for the December 2003 quarter. Equity income from MAP's refining and wholesale marketing operations increased $102 million, reflecting strong refining margins and falling crude oil prices during the December 2004 quarter. In addition, MAP was able to run more sour crudes during the period, taking advantage of substantial discounts on these feedstocks. MAP's refining and wholesale marketing margin increased $2.32 per barrel and crude oil throughput increased 8% compared to the prior year quarter. Equity income from MAP's retail operations (Speedway SuperAmerica and a 50% interest in the Pilot Travel Centers joint venture) increased $11 million, due to the net effects of higher product and merchandise margins for SSA, higher product volumes and margins and higher merchandise volumes for PTC, partially offset by lower product volumes for SSA reflecting fewer stores. During the December 2004 quarter, MAP recognized a $15 million expense related to estimated future obligations to make certain insurance premium payments related to past loss experience, reducing Ashland's equity income by approximately $6 million.

         On March 19, 2004, Ashland announced the signing of an agreement under which it would transfer its 38% interest in Marathon Ashland Petroleum LLC ("MAP") and two wholly-owned businesses to Marathon Oil Corporation ("Marathon") in a transaction structured to be generally tax free and valued at approximately $3 billion. The two businesses are Ashland's maleic anhydride business and 61 Valvoline Instant Oil Change centers. The transaction is subject to several previously disclosed conditions, including approval by Ashland's shareholders, consent from Ashland's public debt holders and receipt of a favorable private letter ruling from the Internal Revenue Service ("IRS") with respect to the tax treatment of the transaction.

         On December 20, 2004 and January 25, 2005, Ashland provided updates on the status of the proposed transaction. The updates included information about the status of the requested tax rulings. Ashland and Marathon have continued their discussions with the IRS and are discussing with the IRS modifications of the proposed transaction that would allow a tax efficient transfer of Ashland's interest in MAP to Marathon. These modifications would require Ashland and Marathon to negotiate amendments to the Master Agreement executed by Ashland and Marathon on March 18, 2004. There can be no assurance that an agreement on a modified transaction will be reached. If an agreement is reached on a modified transaction, it is likely that the transaction would close in the second calendar quarter of 2005.

------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

------------------------------------------------------------------------------

         CORPORATE

         Corporate expenses amounted to $27 million in the quarter ended December 31, 2004, compared to $20 million in the December 2003 quarter. The increase reflects a $7 million charge in the December 2004 quarter for estimated future obligations to make certain insurance premium payments related to past loss experience.

         NET INTEREST AND OTHER FINANCIAL COSTS

         Net interest and other financial costs amounted to $31 million in the December 2004 quarter, compared to $30 million in the December 2003 quarter. The increase reflects a $2 million loss in the December 2004 quarter on the early retirement of a capitalized lease obligation, partially offset by reduced interest expense reflecting the replacement of maturing long-term debt with lower-rate, short-term borrowings.

         DISCONTINUED OPERATIONS

         As  described  in  Notes  B and G to  the  Condensed  Consolidated
         Financial Statements, Ashland's results from discontinued operations include charges associated with estimated future asbestos liabilities less probable insurance recoveries. Such amounts are summarized below.

------------------------------------------------------------------------------------------------------------------------
                                                                                                   Three months ended
                                                                                                      December 31
                                                                                                 -----------------------
(In millions)                                                                                         2004         2003
------------------------------------------------------------------------------------------------------------------------
PRETAX LOSS FROM DISCONTINUED OPERATIONS
      Reserves for asbestos-related litigation                                                   $       -    $      (7)
INCOME TAXES
      Reserves for asbestos-related litigation                                                           -            2
                                                                                                 ----------   ----------
RESULTS FROM DISCONTINUED OPERATIONS (NET OF INCOME TAXES)                                       $       -    $      (5)
                                                                                                 ==========   ==========

FINANCIAL POSITION

         LIQUIDITY

         Cash flows from operations, a major source of Ashland's liquidity, amounted to a deficit of $54 million for the three months ended December 31, 2004, compared to positive cash flows of $68 million for the three months ended December 31, 2003. Ashland received no cash distributions from MAP in the 2004 period, compared to distributions of $146 million in the 2003 period. Pursuant to the terms of the agreement entered into between Ashland and Marathon, MAP has not made its regular, quarterly cash distributions to Ashland since December 31, 2003. The final amount received by Ashland from the proposed transaction would be increased by an amount equal to 38% of the cash accumulated from operations during the period prior to closing. Ashland's share of excess cash at December 31, 2004, was $591 million. If the proposed transaction is terminated, MAP's cash distributions to Ashland and Marathon would resume.

         Ashland's financial position has enabled it to obtain capital for its financing needs and to maintain investment grade ratings on its senior debt of Baa2 from Moody's and BBB from Standard & Poor's (S&P). In December 2004, S&P raised Ashland's commercial paper rating to A-2 from A-3, increasing the availability of the commercial paper market to Ashland. Moody's continues to rate
         Ashland's commercial paper at P-3. Ashland has two revolving credit agreements providing for up to $350 million in borrowings.

------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

------------------------------------------------------------------------------

         LIQUIDITY (CONTINUED)

         These revolving credit agreements were not used during the quarter ended December 31, 2004. In the June 2004 quarter, Ashland executed an additional $200 million revolving credit agreement which expires March 31, 2005. Ashland has utilized this facility to fund currently maturing long-term debt, the early retirement of a capital lease, and certain other lease payments, and had $146 million outstanding under this facility at December 31, 2004. While the revolving credit agreements contain covenants limiting new borrowings based on Ashland's stockholders' equity, these agreements would have permitted an additional $2.5 billion of borrowings at December 31, 2004. Additional permissible borrowings are increased (decreased) by 150% of any increase (decrease) in stockholders' equity.

         At December 31, 2004, working capital (excluding debt due within one year) amounted to $831 million, compared to $926 million at September 30, 2004, and $763 million at December 31, 2003.
         Ashland's working capital is affected by its use of the LIFO method of inventory valuation. That method valued inventories below their replacement costs by $108 million at December 31, 2004, compared to $95 million at September 30, 2004, and $78 million at December 31, 2003. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 74% of current liabilities at December 31, 2004, compared to 84% at September 30, 2004, and 94% at December 31, 2003.

         CAPITAL RESOURCES

         For the three months ended December 31, 2004, property additions amounted to $55 million, compared to $53 million for the same period last year. Ashland anticipates meeting its remaining 2005 capital requirements for property additions and dividends from internally generated funds.

         Ashland's debt level amounted to $1.66 billion at December 31, 2004, compared to $1.55 billion at September 30, 2004, and $1.57 billion at December 31, 2003. Debt as a percent of capital employed amounted to 36.9% at December 31, 2004, compared to 36.4% at September 30, 2004, and 40.4% at December 31, 2003. At December 31, 2004, Ashland's debt included $280 million of floating-rate obligations, including $251 million of short-term debt and $29 million of long-term debt, and the interest rates on an additional $158 million of fixed-rate, medium-term notes were effectively converted to floating rates through interest rate swap agreements. In addition, Ashland's costs under its sale of receivables program and various operating leases are based on the floating-rate interest costs on $237 million of third-party debt underlying those transactions. As a result, Ashland was exposed to short-term interest rate fluctuations on $675 million of debt obligations at December 31, 2004.

ASBESTOS-RELATED LITIGATION AND ENVIRONMENTAL REMEDIATION

         For a discussion of Ashland's asbestos-related litigation and environmental remediation matters, see Note G to the Condensed Consolidated Financial Statements.

FORWARD LOOKING STATEMENTS

         Management's Discussion and Analysis contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include those that refer to Ashland's operating performance, earnings and expectations about the MAP transaction. Although Ashland believes its expectations are based on reasonable assumptions, it cannot assure the expectations reflected herein will be achieved. These forward-looking statements are based upon internal forecasts and analyses of current and future market conditions and trends, management

------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

------------------------------------------------------------------------------

         plans and strategies, weather, operating efficiencies and economic conditions, such as prices, supply and demand, cost of raw materials, and legal proceedings and claims (including environmental and asbestos matters) and are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from those we describe in the forward-looking statements. The risks, uncertainties, and assumptions include the possibility that Ashland will be unable to fully realize the benefits anticipated from the MAP transaction; the possibility the transaction may not close including as a result of failure to receive a favorable ruling from the Internal Revenue Service or failure of Ashland to obtain the approval of its shareholders; the possibility that Ashland may be required to modify some aspect of the transaction to obtain regulatory approvals; and other risks that are described from time to time in the Securities and Exchange Commission (SEC) reports of Ashland. Other factors and risks affecting Ashland are contained in Risks and Uncertainties in Note A to the Consolidated Financial Statements in Ashland's annual report on Form 10-K for the fiscal year ended September 30, 2004. Ashland undertakes no obligation to subsequently update or revise these forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Ashland's market risk exposure at December 31, 2004 is generally consistent with the types and amounts of market risk exposures presented in Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

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

     The majority of lawsuits filed involve multiple plaintiffs and multiple defendants, with the number of defendants in many cases exceeding
100. The monetary damages sought in the asbestos-related complaints that have been filed in state or federal courts vary as a result of jurisdictional requirements and practices, though the vast majority of these complaints either do not specify monetary damages sought or merely recite that the monetary damages sought meet or exceed the required jurisdictional minimum in which the complaint was filed. Plaintiffs have asserted specific dollar claims for damages in approximately 5% of the 49,500 active lawsuits pending as of December 31, 2004. In these active lawsuits, less than 0.2% of the active lawsuits involve claims between $0 and $100,000; approximately 1.6% of the active lawsuits involve claims between $100,000 and $1 million; less than 1% of the active lawsuits involve claims between $1 million and $5 million; less than 0.2% of the active lawsuits involve claims between $5 million and $10 million; approximately 2% of the active lawsuits involve claims between $10 million and $15 million; and less than 0.02% of the active lawsuits involve claims between $15 million and $100 million. The variability of requested damages, coupled with the actual experience of resolving claims over an extended period, demonstrates that damages requested in any particular lawsuit or complaint bear little or no relevance to the merits or disposition value of a particular case. Rather, the amount potentially recoverable by a specific plaintiff or group of plaintiffs is determined by other factors such as product identification or lack thereof, the type and severity of the disease alleged, the number and culpability of other defendants, the impact of bankruptcies of other companies that are co-defendants in claims, specific defenses available to certain defendants, other potential causative factors and the specific jurisdiction in which the claim is made.

     For  additional   information   regarding   liabilities  arising  from
asbestos-related litigation, see Note G of "Notes to Condensed Consolidated Financial Statements" in this quarterly report on Form 10-Q.

     U.S. Department of Justice ("USDOJ") Antitrust Division  Investigation
- In November 2003, Ashland received a subpoena from the USDOJ relating to a foundry resins grand jury investigation. Ashland has provided responsive records to the subpoena. As is frequently the case when such investigations are in progress, a number of civil actions have since been filed in multiple jurisdictions, most of which are seeking class action status for classes of customers of foundry resins. These cases have been consolidated for pretrial purposes in the United States District Court, Southern District of Ohio. Ashland will vigorously defend the actions.

     Environmental Proceedings - (1) Under the federal Comprehensive Environmental Response Compensation and Liability Act (as amended) and similar state laws, Ashland may be subject to joint and several liability for clean-up costs in connection with alleged releases of hazardous substances at sites where it has been identified as a "potentially responsible party" ("PRP"). As of December 31, 2004, Ashland had been named a PRP at 90 waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (the "USEPA") or a state agency, in which Ashland is typically participating as a member of a PRP group. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight, and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance.

     For  additional   information  regarding   environmental  matters  and
reserves, see Note G of "Notes to Condensed Consolidated Financial Statements" in this quarterly report on Form 10-Q.

     (2) On May 13, 2002, Ashland entered into a plea agreement with the U.S. Attorney's Office for the District of Minnesota and the U.S. Department of Justice regarding a May 16, 1997, sewer fire at the St. Paul Park, Minnesota refinery, which is now owned by MAP. As part of the plea agreement, Ashland entered guilty pleas to two misdemeanors, paid a $3.5 million fine related to violations of the Clean Air Act ("CAA"), paid $3.55 million as restitution to the employees injured in the fire, and paid $200,000 as restitution to the responding rescue units. Ashland also agreed to complete certain upgrades to the St. Paul Park refinery's process sewers, junction boxes and drains to meet standards established by Subpart QQQ of the New Source Performance Standards of the CAA (the "Refinery Upgrades"). The Refinery Upgrades have been completed and documentation submitted for relevant agency approval.

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

     Shareholder Derivative Litigation - On January 27, 2005, Ashland reached a settlement with the plaintiff, Central Laborers' Pension Fund, in the shareholder derivative lawsuit brought in August 2002 against certain former and current directors and officers of Ashland. The Kenton County Circuit Court in Kentucky approved the settlement on February 2, 2005.

     In settling the action, Ashland has agreed to make certain modifications to its corporate governance policies and procedures, including heightening the standard for determining director independence and requiring that two-thirds of Ashland's Board of Directors (the "Board") be comprised of only independent directors. Further, Ashland has agreed to solicit from its major shareholders director candidates and to nominate a qualified candidate for election to the Board.

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

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Ashland's Annual Meeting of Shareholders was held on January 27, 2005 at the Metropolitan Club, 50 E. RiverCenter Boulevard, Covington, Kentucky at 10:30 a.m.

(b) Ashland's shareholders at said meeting elected three directors (Bernadine P. Healy, Kathleen Ligocki and James J. O'Brien) to serve a three-year term.

                                                       Votes
                                         Affirmative            Withheld
         Bernadine P. Healy              61,392,760             1,555,683
         Kathleen Ligocki                61,894,215             1,054,228
         James J. O'Brien                58,850,547             4,097,896

         Directors who continued in office: Roger W. Hale, Patrick F. Noonan, George A. Schaefer, Jr., Ernest H. Drew, Mannie L. Jackson, Theodore M. Solso, and Michael J. Ward.

(c) Ashland's shareholders at said meeting ratified the appointment of Ernst & Young LLP as independent auditors for fiscal year 2005 by a vote of 61,347,939 affirmative, to 999,111 negative and 601,193 abstention votes.

     ITEM 5.  OTHER INFORMATION

(a) Status of MAP Transaction - On March 19, 2004, Ashland announced the signing of an agreement under which it would transfer its 38% interest in MAP and two wholly-owned businesses to Marathon in a transaction structured to be generally tax free and valued at approximately $3 billion. The two businesses are Ashland's maleic anhydride business and 61 Valvoline Instant Oil Change centers. The transaction is subject to several previously disclosed conditions, including approval by Ashland's shareholders, consent from Ashland's public debt holders and receipt of a favorable private letter ruling from the Internal Revenue Service ("IRS") with respect to the tax treatment of the transaction.

         On December 20, 2004 and January 25, 2005, Ashland provided updates on the status of the proposed transaction. The updates included information about the status of the requested tax rulings. Ashland and Marathon have continued their discussions with the IRS and are discussing with the IRS modifications of the proposed transaction that would allow a tax efficient transfer of Ashland's interest in MAP to Marathon. These modifications would require Ashland and Marathon to negotiate amendments to the Master Agreement executed by Ashland and Marathon on March 18, 2004. There can be no assurance that an agreement on a modified transaction will be reached. If an agreement is reached on a modified transaction, it is likely that the transaction would close in the second calendar quarter of 2005.

(b) Changes to Procedures by Which Security Holders May Recommend Nominees to the Board of Directors - On February 2, 2005, the Kenton County Circuit Court in Kentucky approved the settlement reached by Ashland and the Central Laborers' Pension Fund of a shareholder derivative lawsuit brought in August 2002. The settlement provides, in relevant part, that shareholders owning 1% or more of Ashland's common stock will be canvassed to solicit qualified Board candidates who meet certain personal and professional qualifications. The Governance and Nominating Committee of Ashland's Board will consider such candidates and work with the full Board to appoint one director candidate to the Board.

     ITEM 6.  EXHIBITS

(a)      Exhibits

         10.1 Ashland Inc. Nonqualified Excess Benefit Pension Plan - 2003 Restatement, as amended.

         10.2 Eleventh Amended and Restated Ashland Inc. Supplemental Early Retirement Plan for Certain Employees, as amended.

         10.3     Ashland Inc. Deferred Compensation Plan, as amended.

         10.4     Ashland Inc.  Deferred  Compensation  Plan for  Employees
                  (2005).

         10.5 Ashland Inc. Deferred Compensation Plan for Non-Employee Directors, as amended.

         10.6 Ashland Inc. Deferred Compensation Plan for Non-Employee Directors (2005).

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


                                               Ashland Inc.
                                   ------------------------------------
                                               (Registrant)


    Date:  February 8, 2005            /s/ J. Marvin Quin
                                   -------------------------------------
                                   J. Marvin Quin
                                   Senior Vice President and Chief Financial
                                   Officer (on behalf of the Registrant and
                                   as principal financial officer)

                               EXHIBIT INDEX


        Exhibit
          No.                                Description
     ------------     -------------------------------------------------------
         10.1 Ashland Inc. Nonqualified Excess Benefit Pension Plan - 2003 Restatement, as amended.

         10.2 Eleventh Amended and Restated Ashland Inc. Supplemental Early Retirement Plan for Certain Employees, as amended.

         10.3     Ashland Inc. Deferred Compensation Plan, as amended.

         10.4     Ashland Inc.  Deferred  Compensation  Plan for  Employees
                  (2005).

         10.5 Ashland Inc. Deferred Compensation Plan for Non-Employee Directors, as amended.

         10.6 Ashland Inc. Deferred Compensation Plan for Non-Employee Directors (2005).

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