Form 10-K/A
period 2004-09-30
ASHLAND INC
filed 2005-03-15
CIK 7694

==============================================================================

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                               -------------

                                FORM 10-K/A
                              AMENDMENT NO. 1
                     FOR ANNUAL AND TRANSITION REPORTS
                  PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

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

                              EXPLANATORY NOTE

     This amendment to the Annual Report on Form 10-K/A for the fiscal year ended September 30, 2004 of Ashland Inc. ("Ashland") is being filed to include the audited financial statements of Marathon Ashland Petroleum LLC ("MAP") for the fiscal year ended December 31, 2004 as required by Rule 3-09 of Regulation S-X. Ashland has a 38% equity interest in MAP. In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the text of the amended item is set forth in its entirety in the pages attached hereto.

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

     (3) Exhibits
         2.1* Master Agreement dated as of March 18, 2004, among Ashland Inc., ATB Holdings Inc., EXM LLC, New EXM Inc., Marathon Oil Corporation, Marathon Oil Company, Marathon Domestic LLC and Marathon Ashland Petroleum LLC (filed as Exhibit 2.1 to Ashland's Form 8-K/A dated March 18, 2004, and filed November 5, 2004, and incorporated herein by reference).

         2.2* Tax Matters Agreement dated March 18, 2004, among Ashland Inc., ATB Holdings Inc., EXM LLC, New EXM Inc., Marathon Oil Corporation, Marathon Oil Company, Marathon Domestic LLC and Marathon Ashland Petroleum LLC (filed as Exhibit 2.2 to Ashland's Form 8-K/A dated March 18, 2004, and filed November 5, 2004, and incorporated herein by reference).

         2.3* Assignment and Assumption Agreement (VIOC Centers) dated as of March 18, 2004, between Ashland Inc. and ATB Holdings Inc. (filed as Exhibit 2.3 to Ashland's Form 8-K/A dated March 18, 2004, and filed November 5, 2004, and incorporated herein by reference).

         2.4* Assignment and Assumption Agreement (Maleic Business) dated as of March 18, 2004, between Ashland Inc. and ATB Holdings Inc. (filed as Exhibit 2.4 to Ashland's Form 8-K/A dated March 18, 2004, and filed November 5, 2004, and incorporated herein by reference).

         2.5* Amendment No. 2 dated as of March 18, 2004, to the Amended and Restated Limited Liability Company Agreement dated as of December 31, 1998, of Marathon Ashland Petroleum LLC, by and between Ashland Inc. and Marathon Oil Company (filed as Exhibit 2.5 to Ashland's Form 8-K/A dated March 18, 2004, and filed November 5, 2004, and incorporated herein by reference).

         3.1 Third Restated Articles of Incorporation of Ashland (filed as Exhibit 3(i) to Ashland's Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

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

         4.5 Amendment No. 1 dated as of March 18, 2004, to Rights Agreement dated as of May 16, 1996, between Ashland Inc. and Rights Agent (filed as Exhibit 4 to Ashland's Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

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

         10.7 Form of employment agreement between Ashland Inc. and an executive officer.

         10.8         Form  of   Indemnification   Agreement  between
                      Ashland Inc. and members of its Board of Directors (filed as Exhibit 10.7 to Ashland's annual report on Form 10-K for the fiscal year ended September 30, 2003, and incorporated herein by reference).

         10.9         Ashland Inc. Nonqualified Excess Benefit Pension
                      Plan (filed as Exhibit 10.4 to Ashland's Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference).

         10.10 Ashland Inc. Directors' Charitable Award Program (filed as Exhibit 10.11 to Ashland's annual report on Form 10-K for the fiscal year ended September 30, 2002, and incorporated herein by reference).

         10.11        Ashland  Inc.  1993 Stock  Incentive  Plan  (filed as
                      Exhibit 10.11 to Ashland's annual report on Form 10-K for the fiscal year ended September 30, 2000, and incorporated herein by reference).

         10.12        Ashland  Inc.  1997 Stock  Incentive  Plan  (filed as
                      Exhibit 10.14 to Ashland's annual report on Form 10-K for the fiscal year ended September 30, 2002, and incorporated herein by reference).

         10.13 Amended and Restated Ashland Inc. Incentive Plan (filed as Exhibit 10.1 to Ashland's Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

         10.14        Form of Notice granting Stock Appreciation Rights Awards.

         10.15        Form of Notice granting Restricted Stock Awards.

         10.16        Form of Notice granting Nonqualified Stock Option Awards.

         10.17 Amended and Restated Limited Liability Company Agreement dated as of December 31, 1998, of Marathon Ashland Petroleum LLC by and between Ashland Inc. and Marathon Oil Company.

         10.18** Amendment No. 1 dated as March 17, 2004, to the Amended and Restated Limited Liability Company Agreement dated as of December 31, 1998, of Marathon Ashland Petroleum LLC (filed as Exhibit 10.2 to Ashland's Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

         10.19 Put/Call Registration Rights and Standstill Agreement, dated as of January 1, 1998, including Amendment No. 1 thereto, dated as of December 31, 1998, among Marathon Oil Company, USX Corporation, Ashland Inc. and Marathon Ashland Petroleum LLC.

         10.20 Amendment No. 2 dated as of March 17, 2004, to the Put/Call Registration Rights and Standstill Agreement dated as of January 1, 1998, among Marathon Oil Company, USX Corporation, Ashland Inc. and Marathon Ashland Petroleum LLC (filed as Exhibit 10.1 to Ashland's Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

         10.21 Three-Year, $250 Million Revolving Credit Agreement dated as of April 2, 2004.

         10.22        364-Day, $100  Million   Revolving   Credit Agreement
                      dated as of April 2, 2004.

         11 Computation of Earnings Per Share (appearing on page F-9 of this annual report on Form 10-K).

         12           Computation of Ratio of Earnings to Fixed Charges.

         21           List of Subsidiaries.

         23.1         Consent of Independent Registered Public Accounting Firm.

         23.2***      Consent of PricewaterhouseCoopers LLP.

         24 Power of Attorney, including resolutions of the Board of Directors.

         31.1*** Certification of James J. O'Brien, Chief Executive Officer of Ashland, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2***      Certification  of  J.  Marvin  Quin,  Chief
                      Financial Officer of Ashland, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32*** Certification of James J. O'Brien, Chief Executive Officer of Ashland, and J. Marvin Quin, Chief Financial Officer of Ashland, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.1         Consent of Tillinghast-Towers Perrin.

         99.2         Consent of Hamilton, Rabinovitz & Alschuler, Inc.

     *Ashland  agrees to  supplement  this filing and furnish a copy of any
     omitted  schedule  to  the  United  States   Securities  and  Exchange
     Commission upon request.

     **Portions of this document have received confidential treatment.

     ***Filed herewith.

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

                               March 15, 2005

                               EXHIBIT INDEX

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

              MARATHON ASHLAND PETROLEUM LLC AND SUBSIDIARIES



                 AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             December 31, 2004




                                  CONTENTS


                                                                                                                           PAGE

REPORT OF INDEPENDENT AUDITORS:                                                                                             1


CONSOLIDATED FINANCIAL STATEMENTS:

     CONSOLIDATED STATEMENTS OF INCOME -----------------------------------------------------------------------              2
     CONSOLIDATED BALANCE SHEETS -----------------------------------------------------------------------------              3
     CONSOLIDATED STATEMENTS OF CASH FLOWS -------------------------------------------------------------------              4
     CONSOLIDATED STATEMENTS OF MEMBERS' CAPITAL -------------------------------------------------------------              5


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:

     NOTE A     -  BUSINESS DESCRIPTION AND BASIS OF PRESENTATION --------------------------------------------              6
     NOTE B     -  SUMMARY OF PRINCIPAL ACCOUNTING POLICIES --------------------------------------------------              7
     NOTE C     -  NEW ACCOUNTING STANDARDS ------------------------------------------------------------------             11
     NOTE D     -  RELATED PARTY TRANSACTIONS ----------------------------------------------------------------             12
     NOTE E     -  OTHER ITEMS -------------------------------------------------------------------------------             14
     NOTE F     -  PENSIONS AND OTHER POSTRETIREMENT BENEFITS ------------------------------------------------             15
     NOTE G     -  INCOME TAXES ------------------------------------------------------------------------------             18
     NOTE H     -  INVENTORIES -------------------------------------------------------------------------------             18
     NOTE I     -  INVESTMENTS AND LONG-TERM RECEIVABLES -----------------------------------------------------             18
     NOTE J     -  PROPERTY, PLANT AND EQUIPMENT -------------------------------------------------------------             20
     NOTE K     -  GOODWILL ----------------------------------------------------------------------------------             20
     NOTE L     -  INTANGIBLE ASSETS -------------------------------------------------------------------------             20
     NOTE M     -  SHORT-TERM DEBT ---------------------------------------------------------------------------             21
     NOTE N     -  LONG-TERM DEBT ----------------------------------------------------------------------------             21
     NOTE O     -  ASSET RETIREMENT OBLIGATIONS --------------------------------------------------------------             21
     NOTE P     -  SUPPLEMENTAL CASH FLOW INFORMATION --------------------------------------------------------             21
     NOTE Q     -  LEASES ------------------------------------------------------------------------------------             22
     NOTE R     -  DERIVATIVE INSTRUMENTS --------------------------------------------------------------------             22
     NOTE S     -  FAIR VALUE OF FINANCIAL INSTRUMENTS -------------------------------------------------------             23
     NOTE T     -  CONTINGENCIES AND COMMITMENTS -------------------------------------------------------------             23
     NOTE U     -  ACCOUNTING STANDARDS NOT YET ADOPTED ------------------------------------------------------             25



PRICEWATERHOUSECOOPERS LLP
                                                  PricewaterhouseCoopers LLP
                                                  1201 Louisiana, Suite 2900
                                                  Houston, TX  77002-5678






                       REPORT OF INDEPENDENT AUDITORS






To the Board of Managers of
Marathon Ashland Petroleum LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of members' capital, and cash flows present fairly, in all material respects, the financial position of Marathon Ashland Petroleum LLC and its subsidiaries ("MAP") at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of MAP's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP

March 11, 2005

CONSOLIDATED STATEMENTS OF INCOME (Dollars in Millions)


MARATHON ASHLAND PETROLEUM LLC AND SUBSIDIARIES

                                                                                         Year Ended December 31
                                                                          -----------------------------------------------------
                                                                               2004               2003                2002
                                                                          -------------       -------------       -------------
REVENUES AND OTHER INCOME:
       Sales and other operating revenues (including consumer
              excise taxes)                                               $     33,437        $     26,572        $     21,198
       Revenues from matching buy/sell transactions                              8,997               6,936               4,191
       Sales to related parties - Note D                                         1,046                 912                 866
       Revenues from related party matching buy/sell transactions -
              Note D                                                               150                  94                 144
       Income from equity method investments                                        81                  82                  48
       Net gains on disposal of assets                                              33                  42                  40
       Other income                                                                 44                  30                  26
                                                                          ------------       -------------       -------------

              Total revenues and other income                                   43,788              34,668              26,513
                                                                          ------------       -------------       -------------

COSTS AND EXPENSES:
       Cost of revenues (excludes items shown below)                            27,016              20,718              15,798
       Purchases related to matching buy/sell transactions                       8,883               6,960               4,207
       Purchases from related parties - Note D                                     694                 711                 746
       Purchases from related party matching buy/sell
              transactions - Note D                                                145                  89                 139
       Consumer excise taxes                                                     4,463               4,285               4,250
       Depreciation and amortization                                               412                 372                 365
       Selling, general and administrative expenses                                623                 581                 489
       Other taxes                                                                 142                 137                 138
       Inventory market valuation credits                                           --                  --                 (77)
                                                                          -------------       -------------       -------------

              Total costs and expenses                                          42,378              33,853              26,055
                                                                          -------------       -------------       -------------

INCOME FROM OPERATIONS                                                           1,410                 815                 458
Net interest and other financing costs - Note E                                      1                   9                   5
                                                                          -------------       -------------       -------------

INCOME BEFORE INCOME TAXES                                                       1,409                 806                 453
Provision for income taxes - Note G                                                  2                   5                   3
                                                                          -------------       -------------       -------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES
       IN ACCOUNTING PRINCIPLES                                                  1,407                 801                 450
       Cumulative effect of changes in accounting principles - Note C               --                  (2)                 --
                                                                          -------------       -------------       -------------


NET INCOME                                                                $      1,407        $        799        $        450
                                                                          =============       =============       =============






               The accompanying notes are an integral part of
                 these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (Dollars in Millions)


MARATHON ASHLAND PETROLEUM LLC AND SUBSIDIARIES


                                                                                                         December 31
                                                                                              ---------------------------------
                                                                                                  2004                2003
                                                                                              -------------       -------------
ASSETS:
       Current assets:
              Cash and cash equivalents                                                       $      1,576        $         80
              Receivables, less allowance for doubtful accounts of $6
                    and $5, respectively                                                             2,372               1,764
              Receivables from related parties - Note D                                                 77                  53
              Inventories - Note H                                                                   1,933               1,894
              Other current assets                                                                      48                  42
                                                                                              -------------       -------------
                           Total current assets                                                      6,006               3,833

       Investments and long-term receivables - Note I                                                  553                 544
       Property, plant and equipment - net - Note J                                                  4,781               4,442
       Long-term deferred income tax benefits - Note G                                                   1                  --
       Goodwill - Note K                                                                                21                  21
       Intangibles - Note L                                                                             59                  62
       Other noncurrent assets                                                                          18                  18
                                                                                              -------------       -------------

                           Total assets                                                       $     11,439        $      8,920
                                                                                              =============       =============

LIABILITIES:
       Current liabilities:
              Accounts payable                                                                $      3,584        $      2,734
              Payables to related parties - Note D                                                      99                  66
              Payroll and benefits payable                                                             168                 125
              Accrued taxes                                                                             61                  52
              Long-term debt due within one year                                                         2                   2
                                                                                              -------------       -------------
                           Total current liabilities                                                 3,914               2,979

       Long-term debt - Note N                                                                          42                  44
       Long-term debt payable to related party - Notes D & N                                           122                  --
       Deferred income taxes - Note G                                                                    5                   5
       Employee benefits obligations - Note F                                                          563                 551
       Asset retirement obligations - Note O                                                             4                   1
       Deferred credits and other liabilities                                                           61                  55
                                                                                              -------------       -------------

                           Total liabilities                                                         4,711               3,635
                                                                                              -------------       -------------

       Contingencies and commitments - Note T                                                           --                  --

MEMBERS' CAPITAL:
       Members' contributed capital                                                                  4,328               4,310
       Retained earnings                                                                             2,460               1,053
       Accumulated other comprehensive loss                                                            (60)                (78)
                                                                                              -------------       -------------
                           Total members' capital                                                    6,728               5,285
                                                                                              -------------       -------------

                           Total liabilities and members' capital                             $     11,439        $      8,920
                                                                                              =============       =============





               The accompanying notes are an integral part of
                 these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Millions)


MARATHON ASHLAND PETROLEUM LLC AND SUBSIDIARIES

                                                                                          Year Ended December 31
                                                                          ----------------------------------------------------
                                                                              2004               2003                 2002
                                                                          ------------       -------------       -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                                                $      1,407        $        799        $        450
Adjustments to reconcile to net cash provided from
       operating activities:
       Depreciation and amortization                                               412                 372                 365
       Inventory market valuation credits                                           --                  --                 (77)
       Pensions and other postretirement benefits                                   25                  42                  69
       Cumulative effect of changes in accounting principles                        --                   2                  --
       Deferred income taxes                                                        (1)                 --                   1
       Net gains on disposal of assets                                             (33)                (42)                (40)
       Equity income from investees                                                (81)                (82)                (48)
       Distributions from investees                                                 80                  80                  39
       Changes in:
              Current receivables                                                 (610)               (565)               (105)
              Inventories                                                          (39)                 21                 (45)
              Accounts payable and other current liabilities                       901                 631                 434
              Receivables from/payables to related parties                           9                 (16)                 39
       All other - net                                                              25                  14                   2
                                                                          -------------       -------------       -------------
              Net cash provided from operating activities                        2,095               1,256               1,084
                                                                          -------------       -------------       -------------

INVESTING ACTIVITIES:
Capital expenditures                                                              (769)               (755)               (611)
Disposal of assets                                                                  52                 181                  89
Loan transactions  - principal loaned                                              (35)                (27)                (14)
                   - principal collected                                            36                  24                  14
Restricted cash  - deposits                                                        (31)                (54)                (79)
                 - withdrawals                                                      30                  93                  48
Investments    -  contributions                                                     (2)                (24)               (100)
               -  loans and advances                                                (4)                 (4)                 --
               -  returns and repayments                                             4                  42                  --
                                                                          -------------       -------------       ------------
              Net cash used in investing activities                               (719)               (524)               (653)
                                                                          -------------       -------------       -------------

FINANCING ACTIVITIES:
Revolving credit facilities  - borrowings - Notes D & M                          2,116               1,940                 701
                             - repayments - Notes D & M                         (2,116)             (1,940)               (701)
Long-term debt    - borrowings - Notes D & N                                       122                  --                  --
                  - repayments - Note N                                             (2)                 (1)                 --
Member contributions                                                                --                  11                  --
Member distributions                                                                --                (689)               (437)
                                                                          -------------       -------------       -------------
              Net cash provided from (used in) financing activities                120                (679)               (437)
                                                                          -------------       -------------       -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             1,496                  53                  (6)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      80                  27                  33
                                                                          -------------       -------------       -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $      1,576        $         80        $         27
                                                                          =============       =============       =============

See Note P for supplemental cash flow information.


               The accompanying notes are an integral part of
                 these consolidated financial statements.

CONSOLIDATED STATEMENTS OF MEMBERS' CAPITAL (Dollars in Millions)


MARATHON ASHLAND PETROLEUM LLC AND SUBSIDIARIES


                                                      Members' Capital                          Comprehensive Income
                                                         Year Ended                                  Year Ended
                                                         December 31                                 December 31
                                            ----------------------------------------   ----------------------------------------
                                                2004          2003          2002           2004          2003          2002
                                            -----------    -----------   -----------   -----------   -----------    -----------
MEMBERS' CONTRIBUTED CAPITAL:
     Balance at beginning of year           $    4,310     $    4,285    $    4,259
     Member contributions                           18             25            26
                                            -----------    -----------   -----------
     Balance at end of year                      4,328          4,310         4,285
                                            -----------    -----------   -----------

RETAINED EARNINGS:
     Balance at beginning of year                1,053            942           912
     Net income                                  1,407            799           450    $     1,407   $       799    $      450
     Distributions to members                       --           (688)         (420)
                                            -----------    -----------   -----------
     Balance at end of year                      2,460          1,053           942
                                            -----------    -----------   -----------

ACCUMULATED OTHER COMPREHENSIVE
LOSS:
     Minimum pension liability adjustments:
         Balance at beginning of year              (76)           (38)           (5)
         Changes during the year                    16            (38)          (33)           16           (38)           (33)
                                            -----------    -----------   -----------
         Balance at end of year                    (60)           (76)          (38)
                                            -----------    -----------   -----------

     Deferred gains (losses) on derivative
     instruments:
         Balance at beginning of year               (2)            (3)           --
         Changes in fair value                       2             (1)           (3)            2            (1)            (3)
         Reclassification to income                 --              2            --            --             2             --
                                            -----------    -----------   -----------   -----------   -----------    -----------
         Balance at end of year                     --             (2)           (3)
                                            -----------    -----------   -----------

         TOTAL                                     (60)           (78)          (41)   $     1,425   $      762     $      414
                                            -----------    -----------   -----------   ============  ===========    ===========

TOTAL MEMBERS' CAPITAL                      $    6,728     $    5,285    $    5,186
                                            ===========    ===========   ===========




               The accompanying notes are an integral part of
                 these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARATHON ASHLAND PETROLEUM LLC AND SUBSIDIARIES


NOTE A - BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

On December 12, 1997, Marathon Oil Company ("Marathon"), a wholly owned subsidiary of Marathon Oil Corporation ("MOC"), formerly known as USX Corporation, entered into an Asset Transfer and Contribution Agreement with Ashland Inc. ("Ashland") providing for the formation of Marathon Ashland Petroleum LLC ("MAP"). Effective January 1, 1998, Marathon contributed substantially all of its refining, marketing and transportation ("RM&T") operations to MAP. Also, on January 1, 1998, Marathon acquired certain RM&T net assets from Ashland in exchange for a 38% interest in MAP. The purchase price was determined to be $1.9 billion, based upon an external valuation. The acquisition of Ashland's net assets was accounted for under the purchase method of accounting.

In connection with the formation of MAP, Marathon and Ashland entered into a Limited Liability Company Agreement ("LLC Agreement") dated January 1, 1998. The LLC Agreement provides for an initial term expiring on December 31, 2022 (25 years from its formation). The term will automatically be extended for ten-year periods, unless a termination notice is given by either party.

Also in connection with the formation of MAP, the parties entered into a Put/Call, Registration Rights and Standstill Agreement ("the Put/Call Agreement"). Pursuant to the terms of Marathon's agreement to acquire the 38% ownership interest in MAP currently held by Ashland, Ashland does not have the right to exercise its put right and Marathon does not have the right to exercise its call right under the Put/Call Agreement unless and until the acquisition agreement is terminated. The Put/Call Agreement provides that at any time after December 31, 2004, Ashland will have the right to sell to Marathon all of Ashland's ownership interest in MAP, for an amount in cash and/or Marathon or MOC debt or equity securities equal to the product of 85% (90% if equity securities are used) of the fair market value of MAP at that time, multiplied by Ashland's percentage interest in MAP. Payment could be made at closing, or at Marathon's option, in three equal annual installments, the first of which would be payable at closing. At any time after December 31, 2004, Marathon will have the right to purchase all of Ashland's ownership interests in MAP, for an amount in cash equal to the product of 115% of the fair market value of MAP at that time, multiplied by Ashland's percentage interest in MAP.

MAP is engaged in petroleum supply, refining, marketing and transportation operations and includes Speedway SuperAmerica LLC ("SSA"), a wholly owned subsidiary, which operates retail outlets for petroleum products and merchandise. In addition, MAP, through its wholly owned subsidiary, Marathon Ashland Pipe Line LLC ("MAPL"), is actively engaged in the pipeline transportation of crude oil and petroleum products.

On March 18, 2004, MOC entered into an agreement which would result in the acquisition of the 38% ownership interest in MAP currently held by Ashland. In addition, MOC would acquire a portion of Ashland's Valvoline Instant Oil Change business and its maleic anhydride business. As a result of the transaction, MAP will become a wholly owned subsidiary of MOC.

As part of the transaction, Ashland will receive approximately $800 million in cash and accounts receivable from MAP to redeem a portion of its interest in MAP. MOC will assume approximately $1.9 billion of debt, which is expected to be repaid immediately following closing. Additionally, Ashland shareholders will receive $315 million in MOC common stock. Ashland's liabilities under certain existing environmental indemnification obligations related to MAP will be capped at $50 million.

The LLC Agreement has been amended to eliminate the requirement for MAP to make quarterly cash distributions to Marathon and Ashland between the date the principal transaction agreements were signed and the closing of the transaction. As a result, the redemption proceeds to Ashland (cash and accounts receivable) will be increased by an amount equal to approximately 38% of the cash accumulated from MAP's operations during that period, subject to certain adjustments. At December 31, 2004, Marathon's share of MAP's distributable cash was $937 million, and Ashland's share was $574 million. In the event of a termination of the acquisition agreement, MAP's obligation to make cash distributions to Marathon and Ashland would be restored.

On June 1, 2004, the United States Federal Trade Commission granted early termination of the pre-closing waiting period mandated by the Hart-Scott-Rodino Act, thereby indicating that it had no present intent to challenge the acquisition and permitting the parties to proceed toward closing. Additionally, MOC and Ashland submitted a request for a letter ruling to the United States Internal Revenue Service ("IRS") on the tax-free status of the proposed acquisition. Related to the proposed acquisition, MOC filed a registration statement on Form S-4 with the United States Securities and Exchange Commission on October 12, 2004, subsequent to Ashland filing a preliminary proxy statement on Schedule 14A on June 21, 2004, and

Amendment No. 1 to Schedule 14A on August 31, 2004. The completion of the acquisition is subject to a number of conditions, including favorable private letter rulings from the IRS, Ashland shareholder approval and Ashland public debt holder consents.


NOTE B - SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

PRINCIPLES APPLIED IN CONSOLIDATION - The consolidated financial statements include the accounts of MAP and the majority-owned subsidiaries which it controls. Investments in undivided interest pipelines are consolidated on a pro rata basis. Investments in entities over which MAP has significant influence, but not control, are accounted for using the equity method of accounting and are carried at MAP's share of net assets plus advances. Differences in the basis of the investment and the separate net asset value of the investee, if any, are accreted into income in accordance with the remaining useful life of the underlying assets. Investments in companies whose stocks have no readily determinable fair value are carried at cost.

Income from equity method investments represents MAP's proportionate share of income from equity method investments. Other income includes dividend income from other investments. Dividend income is recognized when dividend payments are received.

USE OF ESTIMATES - The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year. Items subject to such estimates and assumptions include the carrying value of property, plant and equipment, goodwill, intangibles, equity method investments and non-exchange traded derivative contracts; valuation allowances for receivables, inventories and deferred income tax assets; environmental remediation liabilities; liabilities for potential tax deficiencies and potential litigation claims and settlements; and assets and obligations related to employee benefits. Actual results could differ from the estimates and assumptions used.

REVENUE RECOGNITION - Revenues are recognized when products are shipped or services are provided to customers, the sales price is fixed or determinable and collectibility is reasonably assured. Costs associated with revenues are recorded in cost of revenues.

Rebates from vendors are recognized as a reduction to cost of revenues when the initiating transaction occurs. Incentives that are derived from contractual provisions are accrued based on past experience and recognized within cost of revenues.

MATCHING BUY/SELL TRANSACTIONS - Matching buy/sell transactions are arrangements in which MAP agrees to buy a specific quantity and quality of crude oil or refined petroleum products to be delivered at a specific location while simultaneously agreeing to sell a specified quantity and quality of crude oil or refined petroleum products at a different location, usually with the same counterparty. All matching buy/sell transactions are settled in cash and are recorded in both revenues and costs of revenues as separate sales and purchase transactions, or on a "gross" basis. The commodity purchased and the commodity sold generally are similar in nature.

In a typical buy/sell transaction, MAP enters into a contract to sell a particular grade of crude oil or refined product at a specified location and date to a particular counterparty, and simultaneously agrees to buy a particular grade of crude oil or refined product at a different location on the same or another specified date, typically from the same counterparty. The value of the purchased volumes rarely equals the sales value of the sold volumes. The value differences between purchases and sales are primarily due to 1) grade/quality differentials, 2) location differentials or 3) timing differences, in those instances when the purchase and sale do not occur in the same month.

MAP enters into crude oil matching buy/sell transactions to secure the most profitable refinery supply. Also, MAP enters into refined product matching buy/sell transactions to meet projected customer demands and to secure the required volumes in the most cost-effective manner.

The characteristics of MAP's matching buy/sell transactions include gross invoicing between MAP and its counterparties and cash settlement of the transactions. Nonperformance by one party to deliver generally does not relieve the other party's obligation to perform. Both transactions require physical delivery of the product. The risk and reward of ownership are evidenced by title transfer, assumption of environmental risk, transportation scheduling, credit risk, counterparty nonperformance risk and the fact that MAP has the primary obligation to perform.

MAP believes matching buy/sell transactions are monetary in nature and thus outside the scope of Accounting Principles Board ("APB") Opinion No. 29, Accounting for Nonmonetary Transactions ("APB No. 29"). Additionally, MAP has evaluated Emerging Issues Task Force ("EITF") Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent ("EITF No. 99-19") and, based on that evaluation, management believes that the recording of these transactions on a gross basis is appropriate.

The EITF is currently considering Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, ("EITF No. 04-13"), which relates to transactions in which an entity sells inventory to another entity in the same line of business from which it also purchases inventory. The following questions have been raised regarding the accounting for these types of transactions and are expected to be addressed by the EITF:

(a) Under what circumstances should two or more transactions with the same counterparty (counterparties) be viewed as a single nonmonetary transaction within the scope of APB No. 29?

(b) If nonmonetary transactions within the scope of APB No. 29 involve inventory, are there any circumstances under which the transactions should be recognized at fair value?

The EITF has not yet addressed the first question. The EITF discussed the second question at its November 2004 meeting without reaching any consensus. If the EITF were to determine that these transactions should be accounted for as monetary transactions on a gross basis, no change in MAP's accounting policy for matching buy/sell transactions would be necessary. If the EITF were to determine that these transactions should be accounted for as nonmonetary transactions qualifying for fair value recognition and require a net presentation of such transactions, the amounts of revenues and cost of revenues associated with matching buy/sell transactions would be netted in MAP's consolidated statement of income, but there would be no effect on income from operations, net income or cash flows from operations. If the EITF were to determine that these transactions should be accounted for as nonmonetary transactions not qualifying for fair value recognition, these amounts of revenues and cost of revenues would be netted in MAP's consolidated statement of income and there could be an impact on income from operations and net income related to the timing of the ultimate sale of product purchased in the "buy" side of the matching buy/sell transaction. However, management does not believe any impact would be material. There would be no impact on cash flows from operations as a result of this accounting treatment.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand and on deposit and investments in highly liquid debt instruments with maturities generally of three months or less. See Note D for information regarding investments with related parties.

INVENTORIES - Inventories are carried at lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out ("LIFO") method.

The inventory market valuation reserve results when the recorded LIFO cost basis of crude oil and refined products inventories exceeds net realizable value. The reserve is decreased when market prices increase and inventories turn over, and is increased when market prices decrease. Changes in the inventory market valuation reserve result in noncash charges or credits to costs and expenses.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS - Trade accounts receivable are recorded at the invoiced amount and only proprietary credit card receivables bear interest. Accounts receivable consists mainly of trade receivables. Account balances are charged to bad debt expense when it is probable the receivable will not be collected. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in MAP's existing proprietary credit card receivables and other receivables. MAP determines the allowance based on historical write-off experience and proprietary credit card sales. MAP reviews the allowance for doubtful accounts periodically.

TRADITIONAL DERIVATIVE INSTRUMENTS - MAP uses commodity-based derivatives and financial-instrument-related derivatives to manage its exposure to commodity price risk. As market conditions change, MAP may use selective derivative instruments that assume market risk in exchange for an upfront premium. Management has authorized the use of futures, forwards, swaps and combinations of options, including written or net written options, related to the purchase or sale of crude oil, natural gas and refined products. Changes in the fair value of all derivatives are recognized immediately in income, in revenues, other income or costs of revenues.

For derivative instruments that are classified as trading, changes in the fair value are recognized immediately in other income. Any premium received is amortized into income based on the underlying settlement terms of the derivative position. All related effects of a trading strategy, including physical settlement of the derivative position, are recognized in other income.

NONTRADITIONAL DERIVATIVE INSTRUMENTS - Certain contracts involving the purchase or sale of commodities are not considered normal purchases or normal sales under generally accepted accounting principles and are required to be accounted for as derivative instruments. MAP refers to such contracts as "nontraditional derivative instruments" because, unlike traditional derivative instruments, nontraditional derivative instruments have not been entered into to manage a risk exposure. Such contracts are recorded in the balance sheet at fair value and changes in fair value are recognized in income as revenues or cost of revenues.

Certain physical commodity contracts are classified as nontraditional derivative instruments because certain volumes under these contracts are physically netted at particular delivery locations. The netting process causes all contracts at that delivery location to be considered derivative instruments. Other physical contracts that involve flash title are also accounted for as nontraditional derivative instruments. MAP has made an election under generally accepted accounting principles to treat contracts involving flash title as derivative instruments.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is recorded at cost and depreciated on the straight-line method over the estimated useful lives of the assets, which range from three to 42 years.

When property, plant and equipment depreciated on an individual basis are sold or otherwise disposed of, any gains or losses are reflected in income. Gains on disposal of property, plant and equipment are recognized when earned, which is generally at the time of closing. Included in net gains on disposal of assets are gains on the sale of SSA stores of $17 million, $30 million and $37 million for 2004, 2003 and 2002, respectively. If a loss on disposal is expected, such losses are recognized when the assets are reclassified as held for sale. Proceeds from disposal of property, plant and equipment depreciated on a group basis are credited to accumulated depreciation and amortization with no immediate effect on income.

GOODWILL - Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired. Annually, MAP assesses the carrying amount of goodwill by testing for impairment. The impairment test requires allocating goodwill and other assets and liabilities to reporting units. The fair value of each reporting unit is determined and compared to the book value of the reporting unit. If the fair value of the reporting unit is less than the book value, including goodwill, then the recorded goodwill is impaired down to its implied fair value with a charge to expense.

INTANGIBLE ASSETS - Intangible assets consist of deferred marketing costs, intangible contract rights and unrecognized pension plan prior service costs. The marketing costs relate to refurbishment of various branded jobber locations. These marketing costs are amortized over five to ten years depending on the term of the associated marketing agreement.

MAJOR MAINTENANCE ACTIVITIES - MAP incurs costs for planned major refinery maintenance ("turnarounds"). These types of costs include contractor repair services, materials and supplies, equipment rentals and company labor costs. Such costs are expensed in the same annual period as incurred; however, estimated annual turnaround costs are recognized in income throughout the year on a pro rata basis.

ENVIRONMENTAL REMEDIATION LIABILITIES - Environmental remediation expenditures are capitalized if the costs mitigate past or prevent future contamination or if the costs improve environmental safety or efficiency of the existing assets. MAP provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs can be reasonably estimated. The timing of remediation accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. Remediation liabilities are accrued based on estimates of known environmental exposure and are discounted when the estimated amounts are reasonably fixed and determinable. If recoveries of remediation costs from third parties are probable, a receivable is recorded.

ASSET RETIREMENT OBLIGATIONS - The fair value of asset retirement obligations are recognized in the period in which they are incurred if a reasonable estimate of fair value can be made. For MAP, asset retirement obligations primarily relate to certain underground storage tanks at leased locations and closure of a waste remediation site. Depreciation of capitalized asset retirement cost and accretion of asset retirement obligations are recorded over time. The depreciation will generally be determined on a straight-line basis, while the accretion to be recognized will escalate over the life of the assets. Asset retirement obligations have not been recognized for certain refinery, crude oil and product pipeline and marketing assets because the fair value cannot be estimated due to the uncertainty of the settlement date of the obligation.

PENSIONS AND OTHER POSTRETIREMENT BENEFITS - MAP has a noncontributory defined benefit pension plan with two benefit payment formulas covering substantially all employees. In addition, several excess benefits plans exist covering employees within defined regulatory compensation limits. Benefits under its final pay formula are based primarily upon age, years of participation in the plan and the highest consecutive three years' earnings during the last ten years before retirement. Benefits under its pension equity formula are based primarily upon age, years of participation in the plan and the final three years of earnings at retirement. MAP also participates in a multi-employer plan that provides coverage for less than 5% of its employees. The benefits provided include both pension and health care.

MAP also has defined benefit plans for other postretirement benefits covering most employees. Health care benefits are provided through comprehensive hospital, surgical and major medical benefit provisions, subject to various cost sharing features. Life insurance benefits are provided to certain nonunion and union-represented retiree beneficiaries. Other postretirement benefits have not been prefunded.

MAP uses a December 31 measurement date for its pension or other postretirement benefit plans.

STOCK-BASED COMPENSATION - Effective January 1, 2003, MAP applied the fair-value-based method of accounting to future grants and any modified grants for MOC stock-based compensation granted to MAP employees. All prior outstanding and unvested awards continue to be accounted for under the intrinsic value method. The following table illustrates the effect on net income if the fair value method had been applied to all outstanding and unvested awards in each period:


                                                                                         Year Ended December 31
                                                                          -----------------------------------------------------
                                                                                               (Millions)
                                                                               2004               2003                2002
                                                                          -------------       -------------       -------------
Net income
       As reported                                                        $      1,407        $        799        $        450
       Add:     MOC stock-based employee compensation expense
                included in reported net income                                      6                   2                   3
       Deduct:  MOC stock-based employee compensation expense
                determined under fair value method for all awards                   (6)                 (2)                 (6)
                                                                          -------------       -------------       -------------

Pro forma net income                                                      $      1,407        $        799        $        447
                                                                          =============       =============       =============

The above pro forma amounts were based on a Black-Scholes option-pricing model, which included the following information and assumptions:


                                                                                         Year Ended December 31
                                                                          -----------------------------------------------------
                                                                               2004               2003                2002
                                                                          -------------       -------------       -------------

Weighted-average grant date exercise price per share                      $      33.61        $      25.58        $      28.12
Expected annual dividends per share                                       $       1.00        $        .97        $        .92
Expected life in years                                                            5.5                    5                   5
Expected volatility                                                              32.0%               34.0%               35.0%
Risk-free interest rate                                                           3.9%                3.0%                4.5%
Weighted-average grant date fair value of options granted
       during the year, as calculated from above                          $       8.83        $       5.37        $       7.79


                                    10

MAP applies the principles of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), as interpreted by EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, to the stock-based compensation granted to MAP employees by Ashland.

The  amounts  of MOC  and  Ashland  stock-based  compensation  recorded  in selling, general and administrative expenses totaled $14 million, $6 million and $3 million during the years ended December 31, 2004, 2003 and 2002, respectively.

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

CONCENTRATION OF CREDIT RISK - MAP is exposed to credit risk in the event of nonpayment by counterparties, a significant portion of which are concentrated in energy-related industries. The creditworthiness of customers and other counterparties is subject to continuing review, including the use of master netting agreements, where appropriate. No single customer accounts for more than 10% of annual gross revenues.

RECLASSIFICATIONS - Certain reclassifications of prior years' data have been made to conform to 2004 classifications.


NOTE C - NEW ACCOUNTING STANDARDS

Effective July 1, 2004, MAP adopted Financial Accounting Standards Board ("FASB") Staff Position FAS 106-2 ("FSP FAS 106-2"), Accounting and
Disclosure   Requirements  Related  to  the  Medicare   Prescription  Drug,
Improvement and Modernization Act of 2003 ("the Act"). FSP FAS 106-2 includes guidance on recognizing the effects of the new legislation under the various conditions surrounding the assessment of "actuarial equivalence." MAP has determined, based on available regulatory guidance, that the postretirement plan's prescription drug benefits are actuarially equivalent to the Medicare "Part D" benefit under the Act. The subsidy-related reduction at July 1, 2004, in the accumulated postretirement benefit obligation for the MAP postretirement plan is $49 million. The favorable pretax effect of the subsidy-related reduction for 2004 on the measurement of the net periodic postretirement benefit cost related to service cost, interest cost and actuarial gain amortization is $4 million.

Effective January 1, 2003, MAP adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). The transition adjustment related to adopting SFAS No. 143 on January 1, 2003, was recognized as a cumulative effect of a change in accounting principle. The cumulative effect on net income of adopting SFAS No. 143 was a net unfavorable pretax effect of $2 million. At the time of adoption, total assets increased by less than $1 million and total liabilities increased $2 million. The amounts recognized on adoption are based on numerous estimates and assumptions, including future retirement costs, future inflation rates and the credit-adjusted risk-free interest rate.

Effective January 1, 2003, MAP adopted the fair value recognition provisions of SFAS No. 123 for the stock-based compensation granted to MAP employees by MOC. Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS No. 148"), an amendment of SFAS No. 123, provides alternative methods for the transition of the accounting for stock-based compensation from the intrinsic value method to the fair value method. MAP has applied the fair value method to grants made, modified or settled on or after January 1, 2003. The impact on MAP's 2003 net income was not materially different than under previous accounting standards.

Effective January 1, 2003, MAP adopted EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor ("EITF No. 02-16"), which requires rebates from vendors to be recorded as reductions to cost of revenues. Restatement of prior year results is permitted but not required. Rebates from vendors of $169 million for 2002 are recorded in sales and other operating revenues. There was no effect on net income related to the adoption of EITF No. 02-16.

NOTE D - RELATED PARTY TRANSACTIONS

Related parties include:
o        Ashland and its affiliates.
o        MOC and its affiliates.
o        Equity method investees - See Note I for major investees.

Management believes that transactions with related parties were conducted under terms comparable to those with unrelated parties.

                                                                                               Year Ended December 31
                                                                                      ------------------------------------------
                                                                                                      (Millions)

                                                                                          2004           2003            2002
                                                                                      -----------    ------------    ------------
REVENUES FROM RELATED PARTIES WERE:
       Ashland and its affiliates                                                     $      274     $      258      $      218
       MOC and its affiliates                                                                153             97             147
       Equity investees:
              Pilot Travel Centers LLC ("PTC")                                               715            635             645
              Centennial Pipeline LLC ("Centennial")                                          49             16              --
              Other                                                                            5             --              --
                                                                                      -----------    -----------     -----------
                    Total                                                             $    1,196     $    1,006      $    1,010
                                                                                      ===========    ===========     ===========

Related party sales to Ashland and its affiliates, PTC and Centennial consist primarily of refined petroleum products. Related party sales to MOC and its affiliates consist primarily of crude oil matching buy/sell transactions.

                                                                                               Year Ended December 31
                                                                                      ------------------------------------------
                                                                                                      (Millions)
                                                                                           2004          2003            2002
                                                                                      ------------  -------------    -----------
PURCHASES FROM RELATED PARTIES WERE:
       Ashland and its affiliates                                                     $       22     $       24      $       33
       MOC and its affiliates                                                                685            659             770
       Equity investees:
              PTC                                                                              8             --              15
              Centennial                                                                      56             49              16
              LOOP LLC ("LOOP")                                                               44             46              32
              Other                                                                           24             22              19
                                                                                      -----------    -----------     -----------
                    Total                                                             $      839     $      800      $      885
                                                                                      ===========    ===========     ===========

Related party purchases from Ashland and its affiliates consist primarily of refined petroleum products and the net amount of administrative services provided between the companies. Related party purchases from MOC and its affiliates consist primarily of crude oil (including matching buy/sell transactions), natural gas and refinery feedstocks and the net amount of administrative services provided between the companies. Related party purchases from PTC consist primarily of refined petroleum products and the net amount of administrative services provided between the companies. Related party purchases from Centennial consist primarily of transmix and refined product transportation. Related party purchases from LOOP and other equity investees consist primarily of crude oil transportation.


                                                                                                             December 31
                                                                                                     ---------------------------
                                                                                                              (Millions)
                                                                                                         2004           2003
                                                                                                     -----------     -----------
RECEIVABLES FROM RELATED PARTIES WERE:
       Ashland and its affiliates                                                                    $       18      $       22
       MOC and its affiliates                                                                                24               7
       Equity investees:
              PTC                                                                                            19              16
              Centennial                                                                                     16               8
                                                                                                     -----------     ----------
                    Total                                                                            $       77      $       53
                                                                                                     ===========     ===========


                                                                                                              December 31
                                                                                                     ---------------------------
                                                                                                              (Millions)
                                                                                                         2004           2003
                                                                                                     -----------     -----------
PAYABLES TO RELATED PARTIES WERE:
       Ashland and its affiliates                                                                    $       --      $        1
       MOC and its affiliates                                                                                81              51
       Equity investees:
              Centennial                                                                                     12              10
              LOOP                                                                                            3               3
              Other                                                                                           3               1
                                                                                                     -----------     -----------
                    Total                                                                            $       99      $       66
                                                                                                     ===========     ===========


A revolving credit agreement was entered into as of January 1, 1998, among Ashland and Marathon (collectively "the Lenders") and MAP. This agreement provides that the Lenders may loan to MAP up to $500 million at defined short-term market rates. Pursuant to the terms of Marathon's agreement to acquire the 38% ownership interest in MAP currently held by Ashland, MAP effectively was restricted from borrowing under this facility after September 30, 2004. This facility expires on March 15, 2005, and MAP will not seek a renewal. At December 31, 2004 and 2003, there were no borrowings against this facility. During 2004 and 2003, MAP borrowed and repaid $1,717 million and $478 million, respectively, under this revolving credit facility. The weighted-average borrowings outstanding under this revolving credit facility during the years 2004 and 2003 were $27 million and $3 million, respectively. During the years ended December 31, 2004, 2003 and 2002, interest paid to Marathon on these borrowings was less than $1 million. Interest paid to Ashland for borrowings under this agreement was less than $1 million for the years 2004, 2003 and 2002.

MAP had a $350 million uncommitted note facility with Marathon that was entered into on March 31, 2003, expired on July 31, 2003, and was cancelled on October 6, 2003. During 2003, MAP had borrowings and repayments of $847 million under this facility. During 2003, interest paid to Marathon on the borrowings under this agreement was less the $1 million. The weighted-average borrowings outstanding under this note facility during 2003 were $15 million.

Effective August 1, 2003, MAP replaced the above mentioned note facility with a $350 million committed revolving credit facility with MOC that terminated on January 31, 2005. During 2004, MAP had borrowings and repayments of $399 million under this facility. There were no borrowings against this facility during 2003. During 2004, interest paid to MOC on the borrowings under this agreement was less than $1 million. The weighted-average borrowings outstanding under this note facility during 2004 were $3 million.

On March 17, 2004, MAP entered into a $325 million project loan agreement with Marathon, whereby MAP may borrow funds to finance the Detroit refinery expansion project at a rate of 6% per annum. During the construction period, interest is added to the outstanding loan balance. Upon completion of this expansion project, the Detroit refinery cash flows will be dedicated to service this debt as the sole source of funds to repay the borrowings. At December 31, 2004, MAP had a balance of $122 million outstanding under this agreement. The amount of interest that has been incurred and added to the loan balance is $2 million.

On November 16, 1998, MAP entered into agreements with MOC and Ashland, which allow MAP to invest its surplus cash balances on a daily basis at competitive interest rates with MOC and Ashland in proportion up to their ownership interests in MAP.

These agreements, as previously extended, expired on March 15, 2004, and were subsequently amended and extended with an expiration date of March 15, 2005; they were then subsequently cancelled on April 2, 2004. MAP did not invest any cash under these agreements in 2004. At December 31, 2003, there was no cash invested under these agreements. Interest income earned from Ashland on these investments was less than $1 million during the years ended December 31, 2003 and 2002. Interest income earned from MOC on these investments was less than $1 million and $2 million during the years ended December 31, 2003 and 2002, respectively.

In 2004, 2003 and 2002, MAP recorded capital contributions from Marathon of less than $1 million, $1 million and $3 million, respectively, and from Ashland of $4 million, $7 million and $20 million, respectively, for environmental improvements. In 2003, MAP also recorded an $11 million capital contribution from Marathon related to the acquisition of leased property. The LLC Agreement stipulates that ownership interest in MAP will not be adjusted as a result of such contributions. Pursuant to the terms of Marathon's agreement to acquire the 38% ownership in MAP currently held by Ashland, Marathon and Ashland have agreed that after September 30, 2004, there will be no capital contributions made to MAP except in the case of extraordinary events.

In 2004, 2003 and 2002, MAP recorded capital contributions of $6 million, $2 million and $3 million, respectively, from Marathon, and in 2004 and 2003, $8 million and $4 million from Ashland related to stock-based compensation expense which is allocated 100% to Marathon and Ashland, respectively.


NOTE E - OTHER ITEMS
                                                                                                 Year Ended December 31
                                                                                       ------------------------------------------
                                                                                                       (Millions)
                                                                                           2004           2003            2002
                                                                                      -------------- -------------   -------------

NET INTEREST AND OTHER FINANCING COSTS:

       INTEREST AND OTHER FINANCIAL INCOME:
              Interest income - third parties                                         $       10     $        2      $        3
              Interest income - related parties                                               --             --               2
              Foreign currency adjustments                                                     2             --              --
                                                                                      -----------    -----------     -----------
                    Total                                                                     12              2               5
                                                                                      -----------    -----------     -----------




                                                                                                Year Ended December 31
                                                                                      ------------------------------------------
                                                                                                      (Millions)

                                                                                            2004           2003            2002
                                                                                      -----------    -----------     -----------
       INTEREST AND OTHER FINANCING COSTS:
              Interest incurred - third parties                                       $        3     $        2      $        1
              Interest incurred - related parties                                              3             --              --
              Less interest capitalized                                                        2             --              --
                                                                                      -----------    -----------     -----------
                    Net interest                                                               4              2               1
              Interest on tax issues                                                           1              2               1
              Bank fees and other                                                              8              7               8
                                                                                      -----------    -----------     -----------
                    Total                                                                     13             11              10
                                                                                      -----------    -----------     -----------

              Net interest and other financing costs                                  $        1     $        9      $        5
                                                                                      ===========    ===========     ===========


NOTE F - PENSIONS AND OTHER POSTRETIREMENT BENEFITS


                                                                     Pension Benefits                         Other Benefits
                                                                  ---------------------                    ---------------------
                                                                                           (Millions)
                                                                     2004        2003                        2004        2003
                                                                  ---------   ---------                    ---------   ---------
CHANGE IN BENEFIT OBLIGATIONS:
Benefit obligations at January 1                                  $  1,051    $    831                     $    346    $    295
Service cost                                                            70          64                           14          15
Interest cost                                                           64          59                           20          19
Actuarial (gains) losses                                               114         144                          (34)(a)      21
Settlement payments                                                     (4)         --                           --          --
Benefits paid                                                          (92)        (47)                          (5)         (4)
                                                                  ---------   ---------                    ---------   ---------
Benefit obligations at December 31                                $  1,203    $  1,051                     $    341    $    346
                                                                  =========   =========                    =========   =========

CHANGE IN PLAN ASSETS:
Fair value of plan assets at January 1                            $    473    $    356
Actual return on plan assets                                            44          75
Employer contributions                                                 114          89
Settlement payments                                                     (4)         --
Benefits paid from plan assets                                         (92)        (47)
                                                                  ---------   ---------
Fair value of plan assets at December 31                          $    535    $    473
                                                                  =========   =========


FUNDED STATUS OF PLANS AT DECEMBER 31(b)                          $   (668)   $   (578)                    $   (341)   $   (346)
Unrecognized net transition asset                                       (2)         (3)                          --          --
Unrecognized prior service costs (credits)                              18          21                          (26)        (33)
Unrecognized net losses                                                502         411                           61          98
                                                                  ---------   ---------                    ---------   ---------
Accrued benefit cost                                              $   (150)   $   (149)                    $   (306)   $   (281)
                                                                  =========   =========                    =========   =========


AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION:
Accrued benefit liability                                         $   (230)   $   (248)                    $   (306)   $   (281)
Intangible asset                                                        20          23                           --          --
Accumulated other comprehensive loss                                    60          76                           --          --
                                                                  ---------   ---------                    ---------   ---------
Accrued benefit cost                                              $   (150)   $   (149)                    $   (306)   $   (281)
                                                                  =========   =========                    =========   =========


The accumulated benefit obligation for all defined benefit pension plans was $763 million and $721 million at December 31, 2004 and 2003, respectively.

 (a) Includes the impact related to the Act, which reduced the obligation by $49 million.

 (b) All MAP plans have accumulated benefit obligations in excess of plan assets:



                                                                         December 31
                                                                  ------------------------
                                                                         (Millions)
                                                                      2004          2003
                                                                  ----------    -----------

              Projected benefit obligations                       $  (1,203)    $   (1,051)
              Accumulated benefit obligations                          (763)          (721)
              Fair value of plan assets                                 535            473


NOTE F - PENSIONS AND OTHER POSTRETIREMENT BENEFITS - CONTINUED



The following summarizes net periodic benefit cost for those plans sponsored by MAP:


                                                                Pension Benefits                        Other Benefits
                                                      ---------------------------------        ---------------------------------
                                                                                      (Millions)
                                                         2004        2003        2002            2004        2003        2002
                                                      ---------   ---------   ---------        ---------   ---------   ---------

COMPONENTS OF NET PERIODIC BENEFIT COST:
     Service cost                                     $     70    $     64    $     49         $     15    $     15    $     11
     Interest cost                                          64          59          47               20          20          15
     Expected return on plan assets                        (45)        (40)        (46)              --          --          --
Amortization  - net transition gain                         (2)         (2)         (2)              --          --          --
              - prior service costs (credits)                2           3           2               (7)         (7)         (7)
              - actuarial loss                              23          20           3                3           4           2
     Multi-employer and other plans                          2           2           1                3           2           2
     Settlement, curtailment and termination loss            2          --          --               --          --          --
                                                      ---------   ---------   ---------        ---------   ---------   ---------
     Net periodic benefit cost                        $    116    $    106    $     54         $     34    $     34    $     23
                                                      =========   =========   =========        =========   =========   =========


                                                                Pension Benefits                        Other Benefits
                                                      ---------------------------------        ---------------------------------
                                                                                      (Millions)
                                                         2004        2003        2002            2004        2003        2002
                                                      ---------   ---------   ---------        ---------   ---------   ---------
Increase (decrease) in minimum liability in
     other comprehensive loss                         $    (16)   $     38    $     33         $     --    $     --    $     --


PLAN ASSUMPTIONS

                                                                Pension Benefits                        Other Benefits
                                                      ---------------------------------        ---------------------------------
                                                         2004        2003        2002            2004        2003        2002
                                                      ---------   ---------   ---------        ---------   ---------   ---------
WEIGHTED-AVERAGE ASSUMPTIONS USED TO
DETERMINE BENEFIT OBLIGATION AT
DECEMBER 31:
     Discount rate                                        5.75%       6.25%       6.50%            5.75%       6.25%       6.50%
     Rate of compensation increase                        4.50%       4.50%       4.50%            4.50%       4.50%       4.50%


WEIGHTED-AVERAGE ACTUARIAL ASSUMPTIONS
USED TO DETERMINE NET PERIODIC BENEFIT
COST FOR YEARS ENDED DECEMBER 31:
     Discount rate                                        6.25%       6.50%       7.00%            6.25%       6.50%       7.00%
     Expected long-term return on
         plan assets                                      9.00%       9.00%       9.50%              --          --          --
     Rate of compensation increase                        4.50%       4.50%       5.00%            4.50%       4.50%       5.00%


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

ASSUMED HEALTH CARE COST TREND RATES AT DECEMBER 31:

                                                                                                         2004           2003
                                                                                                     -----------     -----------
Health care cost trend rate assumed for next year                                                        9.00%          9.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)                        5.00%          5.00%
Year that the rate reaches the ultimate trend rate                                                        2012           2012


Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                                             1 Percentage         1 Percentage
                                                                                            Point Increase        Point Decrease
                                                                                           ----------------      ----------------
                                                                                                        (Millions)
Effect on total of service and interest cost components                                     $            7      $            (6)
Effect on other postretirement benefit obligations                                                      59                  (50)


PLAN ASSETS

The pension plan weighted-average asset allocations by asset category are as follows:

                                                                                                         December 31
                                                                                             -----------------------------------
                                                                                                  2004                2003
                                                                                             ---------------    ----------------
Asset category:
       Equity securities                                                                                 78%                 77%
       Debt securities                                                                                   21%                 22%
       Real estate                                                                                        1%                  1%
                                                                                             ---------------    ----------------
              Total                                                                                     100%                100%
                                                                                             ===============    ================


PLAN INVESTMENT POLICIES AND STRATEGIES - The investment policy reflects the funded status of the plan and the future ability of MAP to make further contributions. Historical performance results and future expectations suggest that common stocks will provide higher total investment returns than fixed-income securities over a long-term investment horizon. As a result, equity investments will likely continue to exceed 50% of the value of the fund. Accordingly, bond and other fixed-income investments will comprise the remainder of the fund. Short-term investments shall reflect the liquidity requirements for making pension payments. The plan's targeted asset allocation is comprised of 75% equities and 25% debt securities. Management of the plan's assets is delegated to the United States Steel and Carnegie Pension Fund. The fund manager has discretion to move away from the target allocations based upon the manager's judgment as to current confidence or concern for the capital markets. Investments are diversified by industry and type, limited by grade and maturity. The policy prohibits investments in any securities in the steel industry and allows derivatives subject to strict guidelines. Investment performance and risk is measured and monitored on an ongoing basis through quarterly investment meetings and periodic asset and liability studies.

CASH FLOWS

Contributions
MAP expects to make contributions to its funded pension plan in 2005 approximating $127 million. Cash contributions to be paid from the general assets of the company for both the unfunded pension and postretirement benefit plans are expected to be approximately $1 million and $8 million, respectively, in 2005.

Estimated future benefit payments
The following gross benefit payments, which reflect expected future service, as appropriate, are expected to be paid:


                                                                       Pension Benefits                       Other Benefits(a)
                                                                       ----------------                       ----------------
                                                                                             (Millions)
                    2005                                               $         50                            $         8
                    2006                                                         55                                      9
                    2007                                                         68                                     11
                    2008                                                         75                                     12
                    2009                                                         90                                     14
                    Years 2010 - 2014                                           638                                    106

                   (a) Expected  Medicare  reimbursements for 2006 through 2014 total $7 million.

                                    17

MAP also contributes to several defined contribution plans for eligible employees. Contributions to these plans, which for the most part are based on a percentage of the employees' salary, totaled $26 million, $26 million and $26 million in 2004, 2003 and 2002, respectively.

NOTE G - INCOME TAXES

The taxable income or loss resulting from operations of MAP, except for several small subsidiary corporations, is ultimately included in the federal income tax returns of MOC and Ashland. MAP is, however, subject to taxation in certain state, local and foreign jurisdictions.


                                                                     Year Ended December 31
                               -------------------------------------------------------------------------------------------------
                                                                           (Millions)
                                             2004                             2003                            2002
                               -------------------------------  -------------------------------  -------------------------------
                                 CURRENT   DEFERRED   TOTAL        CURRENT     DEFERRED    TOTAL  CURRENT   DEFERRED   TOTAL
                               ---------   ---------  ------     -----------  ----------- ------- --------  --------- --------

PROVISIONS FOR INCOME TAXES:
       Federal                 $     --   $     --   $     --   $     --   $     --   $     --   $     --   $     --   $     --
       State and local                3         (1)         2          3         --          3          1          1          2
       Foreign                       --         --         --          2         --          2          1         --          1
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
              Total            $      3   $     (1)  $      2   $      5   $     --   $      5   $      2   $      1   $      3
                               =========  =========  =========  =========  =========  =========  =========  =========  =========


Deferred tax liabilities at December 31, 2004 and 2003 of $5 million and $5 million, respectively, principally arise from differences between the book and tax basis of inventories and property, plant and equipment in certain state and local jurisdictions.

Separately, a long-term net deferred tax asset of $1 million was recorded in 2004 to recognize the deferred tax benefit of a state investment tax credit carryforward of $7 million less a valuation allowance of $5 million and deferred tax liabilities in that state of $1 million. There was a deferred tax liability of $1 million in this jurisdiction in 2003. The investment tax credits expire from 2005 through 2014.

Pretax income included $7 million, $5 million and $2 million attributable to foreign sources in 2004, 2003 and 2002, respectively.


NOTE H - INVENTORIES
                                                                                                              December 31
                                                                                                     ---------------------------
                                                                                                              (Millions)
                                                                                                         2004           2003
                                                                                                     -----------     -----------
INVENTORIES CONSIST OF THE FOLLOWING:
       Liquid hydrocarbons                                                                           $      644     $       645
       Refined products and merchandise                                                                   1,199           1,156
       Supplies and sundry items                                                                             90              93
                                                                                                     -----------    ------------
              Total (at cost)                                                                        $    1,933     $     1,894
                                                                                                     ===========    ============

The LIFO method used for financial accounting purposes represented 93% of total inventory value at December 31, 2004 and 2003. Current acquisition costs were estimated to exceed the LIFO inventory values at December 31, 2004 and 2003, by approximately $1,270 million and $644 million, respectively. Cost of revenues was reduced and income from operations was increased by $4 million in 2004, $10 million in 2003, and less than $1 million in 2002 as a result of liquidations of LIFO inventories.




NOTE I - INVESTMENTS AND LONG-TERM RECEIVABLES

                                                                                                               December 31
                                                                                                     ---------------------------
                                                                                                               (Millions)
                                                                                                         2004           2003
                                                                                                     -----------     -----------
Equity method investments:
       PTC                                                                                           $      372      $      373
       Other                                                                                                162             152
Receivables due after one year                                                                               15              16
Deposits of restricted cash                                                                                   4               3
                                                                                                     -----------     -----------
              Total                                                                                  $      553      $      544
                                                                                                     ===========     ===========

Summarized financial information of investees accounted for by the equity method of accounting follows:



                                                                                               Year Ended December 31
                                                                                      -----------------------------------------
                                                                                                      (Millions)
                                                                                          2004           2003           2002
                                                                                      ----------     ------------   ------------
Income data - year:
       Revenues and other income                                                      $    7,166     $    5,543      $    4,174
       Operating income                                                                      231            237             153
       Net income                                                                            165            163              98


                                                                                                              December 31
                                                                                                     ---------------------------
                                                                                                              (Millions)
                                                                                                         2004            2003
                                                                                                     -----------     -----------
Balance sheet data - December 31:
       Current assets                                                                                $      333      $      284
       Noncurrent assets                                                                                  2,296           2,296
       Current liabilities                                                                                  418             392
       Noncurrent liabilities                                                                               936             908


MAP's carrying value of its equity method investments is $85 million lower than the underlying net assets of investees. This basis difference is being accreted into income over the remaining useful lives of the underlying net assets.

Dividends and partnership distributions received from equity investees (excluding distributions that represented a return of capital previously contributed) were $80 million, $80 million and $39 million in 2004, 2003 and 2002, respectively.

Principal unconsolidated equity investees of MAP at December 31, 2004, were as follows:


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


PTC, a MAP joint venture with Pilot Corporation ("Pilot"), is a nationwide operator of travel centers in the United States. The travel centers offer diesel fuel, gasoline and a variety of other services, including on-premises brand name restaurants. Pilot and MAP each own a 50% interest in PTC. PTC is accounted for under the equity method of accounting.

On February 10, 2003, MAP increased its ownership in Centennial from 33.3% to 50%. MAP paid $20 million for the increased ownership interest. Centennial is an interstate refined petroleum products pipeline extending from the U.S. Gulf of Mexico to the Midwest. Centennial is accounted for under the equity method of accounting.

MAP owns a 46.7% interest in LOOP, which is the owner and operator of a deepwater oil port located 18 miles off the coast of Louisiana. LOOP is accounted for under the equity method of accounting.

NOTE J - PROPERTY, PLANT AND EQUIPMENT

                                                                                                              December 31
                                                                                                     ---------------------------
                                                                                                              (Millions)
                                                                                                         2004            2003
                                                                                                     -----------     -----------
Refining                                                                                             $    4,230      $    3,679
Marketing                                                                                                 1,881           1,850
Transportation                                                                                            1,660           1,597
Other                                                                                                        64              41
                                                                                                     -----------     -----------
              Total                                                                                       7,835           7,167
Less accumulated depreciation and amortization                                                            3,054           2,725
                                                                                                     -----------     -----------
              Net                                                                                    $    4,781      $    4,442
                                                                                                     ===========     ===========

Property, plant and equipment at December 31, 2004 and 2003, includes gross assets acquired under capital leases of $49 million with related amounts in accumulated depreciation and amortization of $6 million and $2 million, respectively.


NOTE K - GOODWILL

The carrying amount of goodwill was $21 million for the years ended December 31, 2004 and 2003. MAP tests for impairment in the fourth quarter of each year. No impairment in the carrying value has been deemed necessary.



NOTE L - INTANGIBLE ASSETS

                                                                      Gross Carrying          Accumulated         Net Carrying
                                                                          Amount             Amortization            Amount
                                                                     -----------------    ------------------    ----------------
                                                                                              (Millions)
INTANGIBLE ASSETS AS OF DECEMBER 31, 2004, ARE AS FOLLOWS:
       Amortized intangible assets:
              Branding agreements                                    $             53     $              19     $            34
              Other                                                                --                    --                  --
                                                                     -----------------    ------------------    ----------------
                    Total                                            $             53     $              19     $            34
                                                                     =================    ==================    ================


       Unamortized intangible assets:
              Unrecognized prior service costs                       $             20     $              --     $            20
              Other                                                                 5                    --                   5
                                                                     -----------------    ------------------    ----------------
                    Total                                            $             25     $              --     $            25
                                                                     =================    ==================    ================


INTANGIBLE ASSETS AS OF DECEMBER 31, 2003, ARE AS FOLLOWS:
       Amortized intangible assets:
              Branding agreements                                    $             53     $              19     $            34
              Other                                                                 2                     1                   1
                                                                     -----------------    ------------------    ----------------
                    Total                                            $             55     $              20     $            35
                                                                     =================    ==================    ================


       Unamortized intangible assets:
              Unrecognized prior service costs                       $             23     $              --     $            23
              Other                                                                 4                    --                   4
                                                                     -----------------    ------------------    ----------------
                    Total                                            $             27     $              --     $            27
                                                                     =================    ==================    ================


Amortization expense related to intangibles during 2004, 2003 and 2002 totaled $7 million, $6 million and $6 million, respectively. Estimated amortization expense for the years 2005-2009 is $6 million, $5 million, $4 million, $4 million and $3 million, respectively.

NOTE M - SHORT-TERM DEBT

MAP had a $350 million committed revolving credit facility with MOC that terminated on January 31, 2005. During 2004, MAP borrowed and repaid $399 million under this revolving credit facility. Additionally, MAP has a $500 million revolving credit agreement with Ashland and Marathon that terminates in March 2005, as discussed in Note D. During 2004, MAP borrowed and repaid $1,717 million under this revolving credit facility. At December 31, 2004, there were no borrowings against either of these facilities.




NOTE N - LONG-TERM DEBT

                                                                                                             December 31
                                                                                                     ---------------------------
                                                                                                              (Millions)
                                                                                                         2004           2003
                                                                                                     -----------     -----------
Capital lease obligations due 2005-2018                                                              $       44      $       46
Detroit refinery project loan - Note D                                                                      122              --
Revolving credit facility due 2009 (a)                                                                       --              --
                                                                                                     -----------     -----------
              Total (b)                                                                                     166              46
Amounts due within one year                                                                                  (2)             (2)
                                                                                                     -----------     -----------
              Long-term debt due after one year                                                      $      164      $       44
                                                                                                     ===========     ===========

(a) MAP has a $500 million five-year revolving credit facility which terminates in May 2009. Interest on this facility is based on defined short-term market rates. During the term of the agreement, MAP is obligated to pay a variable facility fee on total commitments, which at December 31, 2004 was 0.125%. At December 31, 2004, there were no borrowings against this facility.

(b) Required payments of long-term debt for the years 2006-2009, are $2 million, $3 million, $3 million and $3 million, respectively. In addition, repayments of the Detroit refinery project loan, expected to begin in 2006, will be funded solely from Detroit refinery cash flows.


NOTE O - ASSET RETIREMENT OBLIGATIONS

Changes in asset retirement obligations during the year were:


                                                                                                         (Millions)
                                                                                              -------------------------------
                                                                                                   2004                2003
                                                                                              -------------       ------------
Asset retirement obligations as of January 1                                                  $          1        $          2
       Liabilities incurred                                                                              3                  --
       Liabilities settled (a)                                                                          --                  (1)
                                                                                              -------------       -------------
Asset retirement obligations as of December 31                                                $          4        $          1
                                                                                              =============       =============
(a) Related to assets sold in 2003.


NOTE P - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                                 Year Ended December 31
                                                                                      --------------------------------------------
                                                                                                       (Millions)
                                                                                         2004            2003           2002
                                                                                      ----------     ----------     -----------
NET CASH PROVIDED FROM OPERATING ACTIVITIES INCLUDED:
       Interest and other financing costs paid (net of amount capitalized)            $        4     $        2      $        1
       Income taxes paid to taxing authorities                                                 3              3               7
NONCASH INVESTING AND FINANCING ACTIVITIES:
       Notes received in asset disposal transactions                                          --             --               5
       Net assets contributed to joint ventures                                                3             42              --
       Member capital contributions                                                           18             14              26
       Capital lease obligation - asset acquired                                              --             41              --
       Liabilities assumed in connection with capital expenditures                             1              1              --

                                    21

NOTE Q - LEASES

MAP leases a wide variety of facilities and equipment under operating leases, including land and building space, office equipment, storage facilities and transportation equipment. Most long-term leases include renewal options and, in certain leases, purchase options. Future minimum commitments for capital lease obligations and for operating lease obligations having remaining noncancelable lease terms in excess of one year are as follows:


                                                                       Capital          Operating
                                                                       Leases            Leases
                                                                     Obligations      Obligations
                                                                    ------------      -----------
                                                                              (Millions)
2005                                                                 $        5       $       65
2006                                                                          5               48
2007                                                                          5               24
2008                                                                          5               17
2009                                                                          6               12
Later years                                                                  40               31
Sublease rentals                                                             --               (1)
                                                                     -----------      -----------

       Total minimum lease payments                                  $       66       $      196
                                                                                      ===========

Less imputed interest costs                                                  22
                                                                     -----------
       Present value of net minimum lease payments
       included in long-term debt                                    $       44
                                                                     ===========


                                                                                                 Year Ended December 31
                                                                                     --------------------------------------------
                                                                                                      (Millions)
                                                                                         2004           2003            2002
OPERATING LEASE RENTAL EXPENSE WAS:
       Minimum rental                                                                 $       85     $       85      $       97
       Contingent rental                                                                      15             12              13
       Sublease rentals                                                                       --             --              (2)
                                                                                      -----------    -----------     -----------
              Net rental expense                                                      $      100     $       97      $      108
                                                                                      ===========    ===========     ===========


NOTE R - DERIVATIVE INSTRUMENTS

The following table sets forth quantitative information by category of derivative instruments at December 31, 2004 and 2003. These amounts are reported on a gross basis by individual derivative instrument. The amounts exclude the variable margin deposit balances held in various brokerage accounts. MAP did not have any foreign currency contracts in place at December 31, 2004 or 2003.


                                                                                     Year Ended December 31
                                                                  -----------------------------------------------------------
                                                                                          (Millions)
                                                                              2004                            2003
                                                                  ---------------------------    ----------------------------
                                                                   Assets(a)  (Liabilities)(a)   Assets (a)   (Liabilities)(a)
                                                                  ----------  ----------------   ----------   ----------------
COMMODITY INSTRUMENTS, NON-HEDGE DESIGNATION:
       Exchange-traded commodity futures                          $      216      $     (206)    $       77      $      (83)
       Exchange-traded commodity options                                  79             (65)             5             (11)
       Over-the-counter ("OTC") commodity swaps                           48             (30)             7             (12)
       OTC commodity options                                               5              (4)             4              (3)

NONTRADITIONAL INSTRUMENTS (b)                                            86             (91)            70             (61)


                                    22

(a) The fair value and carrying value of derivative instruments are the same. The fair value amounts for OTC positions are determined using option-pricing models or dealer quotes. The fair values of exchange-traded positions are based on market quotes derived from major exchanges. MAP's consolidated balance sheet is reflected on a net asset/(liability) basis by brokerage firm, as permitted by the master netting agreements.
(b) Certain physical commodity contracts are classified as nontraditional derivative instruments because certain volumes covered by these contracts are physically netted at particular delivery locations. Additionally, other physical contracts that involve flash title are accounted for as nontraditional derivative instruments.

 MAP recorded a net derivative loss of $264 million in 2004, with a derivative loss of $360 million recorded in cost of revenues, a derivative gain of $88 million recorded in revenue and a gain of $8 million recorded in other income. In 2003, MAP recorded a net derivative loss of $162 million, with a derivative loss of $133 million recorded in cost of revenues, a derivative loss of $25 million recorded in revenue and a derivative loss of $4 million recorded in other income. In 2002, MAP recorded a net derivative loss of $124 million, with a derivative loss of $76 million recorded in cost of revenues, a derivative loss of $48 million recorded in revenues and a derivative loss of less than $1 million recorded in other income.


NOTE S - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of most financial instruments is based on historical costs. The carrying values of cash and cash equivalents, receivables, payables, long-term receivables and long-term debt approximate their fair value.

MAP's unrecognized financial instruments consist of financial guarantees and commitments to extend credit. For details relating to financial guarantees, see Note T.


NOTE T - CONTINGENCIES AND COMMITMENTS

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

ENVIRONMENTAL MATTERS - MAP is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Marathon and Ashland have retained the liabilities, subject to certain thresholds, for costs associated with remediating properties conveyed to MAP for conditions existing prior to January 1, 1998. The costs associated with these thresholds are not expected to be material to the MAP financial statements. At December 31, 2004 and 2003, MAP's accrued liabilities for remediation totaled $26 million and $23 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $11 million and $13 million at December 31, 2004 and 2003, respectively.

MAP has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In 2004, 2003 and 2002, such capital expenditures for environmental controls totaled $397 million, $323 million and $119 million, respectively. MAP anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

On May 11, 2001, MAP entered into a consent decree with the U.S. Environmental Protection Agency which commits it to complete certain agreed-upon environmental programs over an eight-year period primarily aimed at reducing air emissions at its seven refineries. The court approved this consent decree on August 28, 2001. The total one-time expenditures for these environmental projects are approximately $370 million over the eight-year period, with about $240 million incurred through December 31, 2004. In addition, MAP has nearly completed certain agreed on supplemental environmental projects as part of this settlement of an enforcement action for alleged Clean Air Act violations, at a cost of $9 million. MAP believes that this settlement will provide MAP with increased permitting and operating flexibility while achieving significant emission reductions.

MAP is a defendant, along with many other refining companies, in over 40 cases in 11 states alleging methyl tertiary-butyl ether ("MTBE") contamination in groundwater. The plaintiffs generally are water providers or governmental authorities and they allege that refiners, manufacturers and sellers of gasoline containing MTBE are liable for manufacturing a defective product and that owners and operators of retail gasoline sites have allowed MTBE to be discharged into the groundwater. Several of these lawsuits allege contamination that is outside of MAP's marketing area. A few of the cases seek approval as class actions. Many of the cases seek punitive damages or treble damages under a variety of statutes and theories. MAP stopped producing MTBE at its refineries in October 2002. The potential impact of these recent cases and future potential similar cases is uncertain. MAP will defend these cases vigorously.


GUARANTEES - MAP has issued the following guarantees:
                                                                                                        UNDISCOUNTED PAYMENTS
                                                                           Term                        AS OF DECEMBER 31, 2004
                                                                        -----------                    -----------------------
                                                                                                               (MILLIONS)
Indebtedness of equity investees:
      LOCAP (a)                                                Perpetual-Loan Balance Varies                  $      23
      LOOP (a)                                                          2005 - 2024                                 160
      Centennial (b)                                                    2007 - 2024                                  75

Other:
      Centennial catastrophic event (c)                                 Indefinite                                   50
      Mobile transportation equipment leases (d)                        2005 - 2009                                   5
      Asset sale (e)                                                    Indefinite                                    5

(a) MAP holds interests in an offshore oil port, LOOP, and a crude oil pipeline system, LOCAP LLC ("LOCAP"). Both LOOP and LOCAP have secured various project financings with throughput and deficiency ("T&D") agreements. A T&D agreement creates a potential obligation to advance funds in the event of a cash shortfall. When these rights are assigned to a lender to secure financing, the T&D is considered to be an indirect guarantee of indebtedness. Under the agreements, MAP is required to advance funds if the investees are unable to service debt. Any such advances are considered prepayments of future transportation charges. The terms of the agreements vary but tend to follow the terms of the underlying debt. Assuming nonpayment by the investees, the maximum potential amount of future payments under the guarantees is estimated to be $183 million and $192 million at December 31, 2004 and 2003, respectively. Included in these amounts are a LOOP revolving credit facility of $25 million at December 31, 2004 and 2003, and a LOCAP revolving credit facility of $23 million at December 31, 2004 and 2003. The undrawn portion of the revolving credit facilities is $34 million as of December 31, 2004 and 2003.
(b) MAP holds an interest in a refined products pipeline, Centennial, and has guaranteed the repayment of Centennial's outstanding balance under a Master Shelf Agreement, which expires in 2024, and a Credit Agreement, which expires in 2007. The guarantees arose in order to obtain adequate financing. Prior to expiration of the Master Shelf Agreement, MAP could be relinquished from responsibility under the guarantee should Centennial meet certain financial tests. If Centennial defaults on its outstanding balance, the estimated maximum potential amount of future payments is $75 million at December 31, 2004 and 2003.
(c) The agreement between Centennial and its members allows each member to contribute cash in lieu of Centennial procuring separate insurance in the event of third-party liability arising from a catastrophic event. There is an indefinite term for the agreement and each member is to contribute cash in proportion to its ownership interest, up to a maximum amount of $50 million at December 31, 2004 and 2003. In February 2003, MAP's ownership interest in Centennial increased from 33% to 50%. As a result of this modification to the Centennial catastrophic event guarantee, MAP recorded a $4 million obligation during 2003.
(d) These leases contain terminal rental adjustment clauses which provide that MAP will indemnify the lessor to the extent that the proceeds from the sale of the asset at the end of the lease fall short of the specified maximum percent of original value.
(e) MAP entered into certain performance and general guarantees and environmental and general indemnifications in connection with the 2004 sale of a refined products terminal. The terms vary from 2006 to indefinite and the maximum potential amount of future payments under the guarantees and indemnifications is estimated to be $5 million.

CONTRACT COMMITMENTS - At December 31, 2004 and 2003, MAP's contract commitments to acquire property, plant and equipment totaled $268 million and $273 million, respectively. Included in these contract commitments is $65 million related to the approximately $300 million in refinery upgrade and expansion projects for MAP's 74,000 barrels per day Detroit, Michigan refinery. Marathon will loan MAP the funds necessary for the Detroit refinery upgrade and expansion projects. The LLC Agreement has been amended to allow the Detroit refinery cash flows to be dedicated to service this debt. The Put/Call Agreement was amended to provide that, in the event Marathon exercises its call right, the Detroit refinery will not be valued at an amount less than the working capital related to the Detroit refinery, excluding working capital additions related to the expansion and clean fuels projects.

In May 2001, MAP entered into a Transportation Agreement with Centennial in which MAP guarantees to ship certain volumes on the Centennial system or make deficiency payments for any volume shortfall. Any deficiency payment made by MAP will be treated as a prepayment of future transportation charges. In 2004 and 2003, MAP made deficiency payments to Centennial of $4 million and $4 million, respectively.

PUT/CALL AGREEMENT - As part of the formation of PTC, MAP and Pilot entered into a Put/Call and Registration Rights Agreement ("Agreement"). The Agreement provides that any time after September 1, 2008, Pilot will have the right to sell its interest in PTC to MAP for an amount of cash and/or MOC, MAP or Ashland equity securities equal to the product of 90% (95% if paid in securities) of the fair market value of PTC at the time multiplied by Pilot's percentage interest in PTC. At any time after September 1, 2011, under certain conditions, MAP will have the right to purchase Pilot's interest in PTC for an amount of cash and/or MOC, MAP or Ashland equity securities equal to the product of 105% (110% if paid in securities) of the fair market value of PTC at the time multiplied by Pilot's percentage interest in PTC.


NOTE U - ACCOUNTING STANDARDS NOT YET ADOPTED

During December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R") as a revision of Statement of Financial Accounting Standards No. 123,
Accounting for Stock Based Compensation. This statement requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. In addition, liability awards will be remeasured each reporting period. In 2003, MAP adopted the fair value method for grants made, modified or settled on or after January 1, 2003 for MOC stock-based compensation granted to MAP employees. Accordingly, management does not expect the adoption of SFAS No. 123R to have a material effect on results of operations, financial position or cash flows. This statement is effective for MAP on July 1, 2005. MAP has not yet determined whether to adopt this standard earlier than the effective date.