Form 10-Q
period 2005-03-31
ASHLAND INC
filed 2005-05-09
CIK 7694

==============================================================================



                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                           ---------------------


                                 FORM 10-Q





  (Mark One)
  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2005

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

     At March 31, 2005, there were 72,870,259 shares of Registrant's Common Stock outstanding. One Right to purchase one-thousandth of a share of Series A Participating Cumulative Preferred Stock accompanies each outstanding share of Registrant's Common Stock.


============================================================================

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

----------------------------------------------------------------------------------------------------------------------------------
                                                                                  Three months ended          Six months ended
                                                                                       March 31                   March 31
                                                                               -----------------------    ------------------------
(In millions except per share data)                                                 2005         2004          2005          2004
------------------------------------------------------------------------------------------------------    ------------------------
REVENUES
      Sales and operating revenues                                             $   2,062    $   1,825     $   4,239    $    3,761
      Equity income                                                                   69           18           215            56
      Other income                                                                    18            9            35            22
                                                                               ----------   ----------    ----------   -----------
                                                                                   2,149        1,852         4,489         3,839
COSTS AND EXPENSES
      Cost of sales and operating expenses                                         1,754        1,547         3,603         3,158
      Selling, general and administrative expenses                                   309          295           620           579
                                                                               ----------   ----------    ----------   -----------
                                                                                   2,063        1,842         4,223         3,737
                                                                               ----------   ----------    ----------   -----------
OPERATING INCOME                                                                      86           10           266           102
      Net interest and other financial costs                                         (29)         (29)          (61)          (59)
                                                                               ----------   ----------    ----------   -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                                                             57          (19)          205            43
      Income taxes                                                                   (24)           8           (79)          (16)
                                                                               ----------   ----------    ----------   -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                              33          (11)          126            27
      Results from discontinued operations (net of income taxes) - Note B              -           (5)            -           (10)
                                                                               ----------   ----------    ----------   -----------
NET INCOME (LOSS)                                                              $      33    $     (16)    $     126    $       17
                                                                               ==========   ==========    ==========   ===========

BASIC EARNINGS (LOSS) PER SHARE - Note A
      Income (loss) from continuing operations                                 $     .45    $    (.16)    $    1.75    $      .39
      Results from discontinued operations                                             -         (.07)            -          (.14)
                                                                               ----------   ----------    ----------   ----------
      Net income (loss)                                                        $     .45    $    (.23)    $    1.75    $      .25
                                                                               ==========   ==========    ==========   ===========

DILUTED EARNINGS (LOSS) PER SHARE - Note A
      Income from continuing operations                                        $     .44    $    (.16)    $    1.72    $      .39
      Results from discontinued operations                                             -         (.07)            -          (.14)
                                                                               ----------   ----------    ----------   -----------
      Net income (loss)                                                        $     .44    $    (.23)    $    1.72    $      .25
                                                                               ==========   ==========    ==========   ===========

DIVIDENDS PAID PER COMMON SHARE                                                $    .275    $    .275     $     .55    $      .55


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------------------
                                                                                    March 31      September 30           March 31
(In millions)                                                                           2005              2004               2004
----------------------------------------------------------------------------------------------------------------------------------

                                   ASSETS
                                   ------
CURRENT ASSETS
      Cash and cash equivalents                                                $          74     $         243      $         180
      Accounts receivable                                                              1,352             1,331              1,180
      Allowance for doubtful accounts                                                    (42)              (41)               (39)
      Inventories - Note A                                                               546               458                475
      Deferred income taxes                                                               95               103                114
      Refundable income taxes                                                            125                72                  6
      Other current assets                                                                83               136                131
                                                                               --------------    --------------     --------------
                                                                                       2,233             2,302              2,047
INVESTMENTS AND OTHER ASSETS
      Investment in Marathon Ashland Petroleum LLC (MAP)                               2,926             2,713              2,349
      Goodwill                                                                           560               513                524
      Asbestos insurance receivable (noncurrent portion)                                 381               399                396
      Other noncurrent assets                                                            413               319                333
                                                                               --------------    --------------     --------------
                                                                                       4,280             3,944              3,602
PROPERTY, PLANT AND EQUIPMENT
      Cost                                                                             3,196             3,104              3,076
      Accumulated depreciation, depletion and amortization                            (1,894)           (1,848)            (1,823)
                                                                               --------------    --------------     --------------
                                                                                       1,302             1,256              1,253
                                                                               --------------    --------------     --------------

                                                                               $       7,815     $       7,502      $       6,902
                                                                               ==============    ==============     ==============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

CURRENT LIABILITIES
      Debt due within one year
          Revolving credit facility                                            $         228     $          40      $           -
          Commercial paper                                                                73                 -                 17
          Short-term borrrowing from MAP                                                 177                 -                  -
          Current portion of long-term debt                                              248               399                189
      Trade and other payables                                                         1,254             1,362              1,262
      Income taxes                                                                        30                14                 17
                                                                               --------------    --------------     --------------
                                                                                       2,010             1,815              1,485
NONCURRENT LIABILITIES
      Long-term debt (less current portion)                                            1,086             1,109              1,353
      Employee benefit obligations                                                       436               428                402
      Deferred income taxes                                                              264               367                221
      Reserves of captive insurance companies                                            201               179                192
      Asbestos litigation reserve (noncurrent portion)                                   545               568                565
      Other long-term liabilities and deferred credits                                   374               330                354
      Commitments and contingencies - Notes D and G
                                                                              --------------     --------------     --------------
                                                                                       2,906             2,981              3,087

COMMON STOCKHOLDERS' EQUITY                                                            2,899             2,706              2,330
                                                                               --------------    --------------     --------------

                                                                               $       7,815     $       7,502      $       6,902
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

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS' EQUITY

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Accumulated
                                                                                                          other
                                                  Common           Paid-in          Retained      comprehensive
(In millions)                                      stock           capital          earnings               loss             Total
----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT OCTOBER 1, 2003                 $          68     $         350      $      1,961      $        (126)    $       2,253
     Total comprehensive income (1)                                                       17                 35                52
      Cash dividends                                                                     (38)                                 (38)
      Issued 1,808,419 common shares under
        stock incentive and other plans                2                61                                                     63
                                           --------------    --------------     -------------     --------------    --------------

BALANCE AT MARCH 31, 2004                  $          70     $         411      $      1,940      $         (91)    $       2,330
                                           ==============    ==============     =============     ==============    ==============


BALANCE AT OCTOBER 1, 2004                 $          72     $         478      $      2,262      $        (106)    $       2,706
      Total comprehensive income (1)                                                     126                 40               166
      Cash dividends                                                                     (40)                                 (40)
      Issued 1,291,096 common shares under
        stock incentive and other plans                1                66                                                     67
                                           --------------    --------------     -------------     --------------    --------------

BALANCE AT MARCH 31, 2005                  $          73     $         544      $      2,348      $         (66)    $       2,899
                                           ==============    ==============     =============     ==============    ==============

----------------------------------------------------------------------------------------------------------------------------------
(1)   Reconciliations of net income (loss) to total comprehensive income follow.


                                                                 Three months ended                    Six months ended
                                                                     March 31                              March 31
                                                           --------------------------------     ---------------------------------
      (In millions)                                                2005            2004               2005               2004
      ---------------------------------------------------------------------------------------------------------------------------
      Net income (loss)                                      $       33       $     (16)        $      126         $       17
      Unrealized translation adjustments                              2               4                 37                 34
          Related tax expense                                         -               -                  2                  1
      Net unrealized gains (losses) on cash flow hedges              (1)              -                  1                  -
                                                             ------------     -----------      ------------       ------------
        Total comprehensive income                           $       34       $     (12)        $      166         $       52
                                                             ============     ===========      ============       ============

----------------------------------------------------------------------------------------------------------------------------------
At March 31, 2005, the accumulated other comprehensive loss of $66 million (after tax) was comprised of net unrealized translation gains of $62 million, a minimum pension liability of $129 million and net unrealized gains on cash flow hedges of $1 million.



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Six months ended
                                                                                                                  March 31
                                                                                                           -----------------------
(In millions)                                                                                                  2005          2004
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATIONS
      Income from continuing operations                                                                   $     126    $       27
      Expense (income) not affecting cash
          Depreciation, depletion and amortization                                                               93            97
          Deferred income taxes                                                                                 (11)           (1)
          Equity income from affiliates                                                                        (215)          (56)
          Distributions from equity affiliates                                                                    4           153
          Other items                                                                                             1             1
      Change in operating assets and liabilities (1)                                                           (236)         (163)
                                                                                                          ----------   -----------
                                                                                                               (238)           58
CASH FLOWS FROM FINANCING
      Proceeds from issuance of common stock                                                                     51            54
      Repayment of long-term debt                                                                              (174)          (70)
      Increase in short-term debt                                                                               438            17
      Dividends paid                                                                                            (40)          (38)
                                                                                                          ----------   -----------
                                                                                                                275           (37)
CASH FLOWS FROM INVESTMENT
      Additions to property, plant and equipment                                                               (127)          (86)
      Purchase of operations - net of cash acquired                                                            (101)           (4)
      Proceeds from sale of operations                                                                           16            10
      Other - net                                                                                                 6            21
                                                                                                          ----------   -----------
                                                                                                               (206)          (59)
                                                                                                          ----------   -----------
CASH USED BY CONTINUING OPERATIONS                                                                             (169)          (38)
      Cash used by discontinued operations                                                                        -            (5)
                                                                                                          ----------   -----------
DECREASE IN CASH AND CASH EQUIVALENTS                                                                          (169)          (43)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                                 243           223
                                                                                                          ----------   -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                                 $      74    $      180
                                                                                                          ==========   ===========

-----------------------------------------------------------------------------------------------------------------------------------

(1)   Excludes changes resulting from operations acquired or sold.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

-------------------------------------------------------------------------------

ASHLAND INC. CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

         Interim financial reporting

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Although such statements are subject to any year-end audit adjustments which may be necessary, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Ashland's Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2004. Results of operations for the periods ended March 31, 2005, are not necessarily indicative of results to be expected for the year ending September 30, 2005.

         Inventories

         ---------------------------------------------------------------------------------------------------------------
                                                                        March 31       September 30          March 31
         (In millions)                                                      2005               2004              2004
         ---------------------------------------------------------------------------------------------------------------
         Chemicals and plastics                                     $        442      $         370     $         366
         Construction materials                                               84                 71                70
         Petroleum products                                                   72                 61                67
         Other products                                                       59                 45                48
         Supplies                                                              8                  6                 5
         Excess of replacement costs over LIFO carrying values              (119)               (95)              (81)
                                                                    -------------     --------------    --------------
                                                                    $        546      $         458     $         475
                                                                    =============     ==============    ==============

         Earnings (loss) per share

         The  following  table  sets  forth  the  computation  of basic and
         diluted   earnings   (loss)  per  share   (EPS)  from   continuing
         operations.

         ---------------------------------------------------------------------------------------------------------------
                                                                       Three months ended          Six months ended
                                                                            March 31                   March 31
                                                                     ------------------------   ------------------------
         (In millions except per share data)                              2005          2004         2005         2004
         ---------------------------------------------------------------------------------------------------------------
         Numerator
         Numerator for basic and diluted EPS - Income (loss)
             from continuing operations                              $      33    $      (11)   $     126    $      27
                                                                     ==========   ===========   ==========   ==========
         Denominator
         Denominator for basic EPS - Weighted average
             common shares outstanding                                      73            69           72           69
         Common shares issuable upon exercise of stock options               1             -            1            1
                                                                     ----------   -----------   ----------   ----------
         Denominator for diluted EPS - Adjusted weighted
             average shares and assumed conversions                         74            69           73           70
                                                                     ==========   ===========   ==========   ==========

         Earnings (loss) per share from continuing operations
             Basic                                                   $     .45    $     (.16)   $    1.75    $     .39
             Diluted                                                 $     .44    $     (.16)   $    1.72    $     .39


-------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE B - DISCONTINUED OPERATIONS

         Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos. Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation, a former subsidiary. During the six months ended March 31, 2004, Ashland recorded charges of $29 million to increase its reserve for asbestos  claims,  the  effect  of which was  partially  offset by credits of $14 million to increase its asbestos insurance receivable. The resulting $15 million pretax charge to income, net of deferred income tax benefits of $6 million, was reflected as an after-tax loss from discontinued operations of $9 million in the Statement of Consolidated Income for the six months ended March 31, 2004. No increases to the asbestos reserve or insurance receivable were recorded in the six months ended March 31, 2005. See Note G for further discussion of Ashland's asbestos-related litigation. Also during the six months ended March 31, 2004, Ashland recorded a $1 million decrease to the gain recorded in 2003 on the sale of its Electronic Chemicals business.

         Components of amounts reflected in the income statements related to discontinued operations are presented in the following table.


------------------------------------------------------------------------------------------------------------------------
                                                                        Three months ended          Six months ended
                                                                             March 31                   March 31
                                                                      ------------------------   -----------------------
 (In millions)                                                              2005        2004          2005         2004
------------------------------------------------------------------------------------------------------------------------

Pretax income (loss) from discontinued operations
      Reserves for asbestos-related litigation                        $        -   $      (7)    $       -    $     (15)
      Loss on disposal of Electronic Chemicals                                 -           -             -           (1)
Income taxes
      Reserves for asbestos-related litigation                                 -           2             -            6
      Loss on disposal of Electronic Chemicals                                 -           -             -            -
                                                                      -----------  -----------   ----------   ----------
Results from discontinued operations (net of income taxes)            $        -   $      (5)    $       -    $     (10)
                                                                      ===========  ===========   ==========   ==========



NOTE C - UNCONSOLIDATED AFFILIATES

         Under Rule 3-09 of Regulation S-X, Ashland filed audited financial statements for Marathon Ashland Petroleum LLC (MAP) for the year ended December 31, 2004, on a Form 10-K/A on March 15, 2005. Unaudited income statement information for MAP is shown below.

         MAP is organized as a limited liability company that has elected to be taxed as a partnership. Therefore, the parents are responsible for income taxes applicable to their share of MAP's taxable income. The net income reflected below for MAP does not include any provision for income taxes that will be incurred by its parents.


-----------------------------------------------------------------------------------------------------------------------
                                                                      Three months ended          Six months ended
                                                                           March 31                   March 31
                                                                    ------------------------   ------------------------
(In millions)                                                             2005         2004         2005          2004
-----------------------------------------------------------------------------------------------------------------------
Sales and operating revenues                                        $   11,397    $   9,060    $  23,913    $   18,618
Income from operations                                                     204           49          584           149
Net income                                                                 188           46          573           142
Ashland's equity income                                                     66           13          208            45


-------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE C - UNCONSOLIDATED AFFILIATES (continued)

         On April 28, 2005, Ashland announced that it had amended its agreement to transfer its 38-percent interest in MAP and two other businesses to Marathon Oil Corporation. Under the amended agreement, Ashland's interest in these businesses is valued at approximately $3.7 billion compared to approximately $3 billion in the earlier agreement, with substantially all the increase in value going directly to Ashland's shareholders in the form of Marathon stock. In addition, Marathon has agreed to pay the first $200 million of any Section 355(e) tax, if any, as compared to the prior agreement where Ashland bore full responsibility for any
         Section 355(e) tax. The transaction is expected to be tax free to Ashland's shareholders and tax efficient to Ashland. The two other businesses are Ashland's maleic anhydride business and 60 Valvoline Instant Oil Change (VIOC) centers in Michigan and northwest Ohio, which are valued at $94 million.

         Under the terms of the amended agreement, Ashland's shareholders will receive Marathon common stock with an aggregate value of $915 million. Based on the number of shares outstanding on March 31, 2005, shareholders would receive $12.56 in Marathon stock per Ashland share. Ashland will receive cash and MAP accounts receivable totaling $2.8 billion. In addition, MAP has not made quarterly cash distributions to Ashland and Marathon since March 18, 2004, and such distributions will continue to be suspended until the closing of the transaction. As a result, the final amount of cash to be received by Ashland will be increased by an amount equal to 38 percent of the cash accumulated from operations during the period prior to closing. At March 31, 2005, Ashland's share of this accumulated cash was $560 million.

         The transaction is subject to, among other things, approval by Ashland's shareholders, consent from public debt holders, finalization of the closing agreement with the Internal Revenue Service and customary antitrust review. Ashland and Marathon have agreed to use their reasonable best efforts to complete the transaction by June 30, 2005, with the termination date for the transaction extended to September 30, 2005.

NOTE D - LEASES AND OTHER COMMITMENTS

         Leases

         Under various operating leases, Ashland has made guarantees with respect to the residual value of the underlying property. If Ashland had canceled those leases at March 31, 2005, its maximum obligations under the residual value guarantees would have amounted to $91 million. Ashland does not expect to incur any significant charge to earnings under these guarantees, $24 million of which relates to real estate. These lease agreements are with unrelated third party lessors and Ashland has no additional contractual or other commitments to any party to the leases.

         Other commitments

         Ashland has guaranteed 38% of MAP's payments for certain crude oil purchases, up to a maximum guarantee of $95 million. At March 31, 2005, Ashland's contingent liability under this guarantee amounted to the full $95 million. Although Ashland has not made and does not expect to make any payments under this guarantee, it has recorded the fair value of the guarantee obligation, which is not significant.

NOTE E - EMPLOYEE BENEFIT PLANS

         On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. Among other things, the Act will expand Medicare to include an outpatient prescription drug benefit beginning in 2006, as well as provide a subsidy for sponsors of retiree health care

-------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE E - EMPLOYEE BENEFIT PLANS (continued)

         plans that provide a benefit that is at least actuarially equivalent to the Medicare Act benefits. In May 2004, the Financial Accounting Standards Board issued Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." Regulations implementing major provisions of the Act, including the determination of actuarial equivalency, were issued in January 2005. Effective May 1, 2005, Ashland amended its health care plan for retirees age 65 or older so that the company will always qualify for the subsidy and remeasured its postretirement benefit obligation as of that date. The remeasurement reduced the obligation by $58 million and will reduce postretirement benefit costs by $3 million over the last five months of the fiscal year 2005.

         Presently, Ashland anticipates contributing $86 million to its U.S. pension plans and $12 million to its non-U.S. pension plans during fiscal 2005. In addition, upon the closing of the proposed MAP transaction, Ashland plans to make an additional $100 million contribution to its U.S. pension plans. As of March 31, 2005, contributions of $15 million have been made to the U.S. plans and $7 million to the non-U.S. plans.

         The following table details the components of pension and other postretirement benefit costs.

-----------------------------------------------------------------------------------------------------------------------
                                                                                                Other postretirement
                                                                       Pension benefits               benefits
                                                                   -------------------------  -------------------------
(In millions)                                                            2005          2004         2005          2004
-----------------------------------------------------------------------------------------------------------------------
Three months ended March 31
Service cost                                                       $       13    $       13   $        2    $        3
Interest cost                                                              19            17            4             6
Expected return on plan assets                                            (19)          (16)           -             -
Amortization of prior service credit                                        -             -           (2)           (5)
Amortization of net actuarial loss                                          8             8            2             1
                                                                   -----------   -----------  -----------   -----------
                                                                   $       21    $       22   $        6    $        5
                                                                   ===========   ===========  ===========   ===========


Six months ended March 31
Service cost                                                       $       26    $       25   $        4    $        7
Interest cost                                                              39            35            9            12
Expected return on plan assets                                            (38)          (31)           -             -
Amortization of prior service credit                                        -             -           (4)          (11)
Amortization of net actuarial loss                                         16            15            3             3
                                                                   -----------   -----------  -----------   -----------
                                                                   $       43    $       44   $       12    $       11
                                                                   ===========   ===========  ===========   ===========



NOTE F - ACQUISITIONS AND DIVESTITURES

         During the six months ended March 31, 2005, Ashland Specialty Chemical acquired Dow Chemical's DERAKANE(R) epoxy vinyl ester resins business for approximately $90 million. With this acquisition, Ashland Specialty Chemical's composite polymers business continues to build its innovative line of resin chemistries for composite manufacturing. The purchase included all technology and intellectual property assets associated with the DERAKANE resin business. No physical assets were transferred to Ashland. Also during the period, Ashland Distribution sold its ingestibles business and APAC made three small acquisitions and one small divestiture. Following is a progression of goodwill by segment for the six months ended March 31, 2005.

------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE F - ACQUISITIONS AND DIVESTITURES (continued)


-----------------------------------------------------------------------------------------------------------------------
                                                                                  Ashland
                                                                                Specialty
(In millions)                                                          APAC      Chemical      Valvoline          Total
-----------------------------------------------------------------------------------------------------------------------
Balance at October 1, 2004                                        $     411      $     96      $       6      $     513
Goodwill acquired                                                         -            43              -             43
Currency translation adjustments                                          -             4              -              4
                                                                  ----------     ---------     ----------     ----------
Balance at March 31, 2005                                         $     411      $    143      $       6      $     560
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


----------------------------------------------------------------------------------------------------------------------
                                                  Six months ended
                                                      March 31                      Years ended September 30
                                             ---------------------------    ------------------------------------------
(In thousands)                                     2005            2004           2004            2003           2002
----------------------------------------------------------------------------------------------------------------------
Open claims - beginning of period                   196             198            198             160            167
New claims filed                                      6              16             29              66             45
Claims settled                                       (3)             (3)            (7)             (7)           (15)
Claims dismissed                                    (10)            (11)           (24)            (21)           (37)
                                             -----------     -----------    -----------     -----------    -----------
Open claims - end of period                         189             200            196             198            160
                                             ===========     ===========    ===========     ===========    ===========

         Since October 1, 2001, Riley has been dismissed as a defendant in 73% of the resolved claims. Amounts spent on litigation defense and claim settlements averaged $1,812 per claim resolved in the six months ended March 31, 2005, compared to $1,730 in the six months ended March 31, 2004, and annual averages of $1,655 in 2004, $1,610 in 2003 and $723 in 2002. A progression of activity in the asbestos reserve is presented in the following table.


-----------------------------------------------------------------------------------------------------------------------
                                                  Six months ended
                                                      March 31                       Years ended September 30
                                             ---------------------------    -------------------------------------------
(In millions)                                      2005            2004           2004            2003            2002
-----------------------------------------------------------------------------------------------------------------------
Asbestos reserve - beginning of period       $      618      $      610     $      610      $      202     $       199
Expense incurred                                      -              29             59             453              41
Amounts paid                                        (23)            (24)           (51)            (45)            (38)
                                             -----------     -----------    -----------     -----------    ------------
Asbestos reserve - end of period             $      595      $      615     $      618      $      610     $       202
                                             ===========     ===========    ===========     ===========    ============


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

         From the range of estimates, Ashland recorded the amount it believed to be the best estimate, which represented the expected payments for litigation defense and claim settlement costs during the next ten years. Subsequent updates to this estimate have been made, with the assistance of HR&A, based on a combination of a number of factors including the actual volume of new claims, recent settlement costs, changes in the mix of alleged disease, enacted legislative changes and other developments impacting Ashland's estimate of future payments. Ashland's reserve for asbestos claims on an undiscounted basis amounted to $595 million at March 31, 2005, compared to $618 million at September 30, 2004 and $615 million at March 31, 2004.

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

NOTE G - LITIGATION, CLAIMS AND CONTINGENCIES (continued)

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

         Ashland retained the services of Tillinghast-Towers Perrin to assist management in estimating the value of probable insurance recoveries associated with Ashland's estimate of its asbestos liabilities. Such recoveries are based on management's assumptions and estimates surrounding the available or applicable insurance coverage. One such assumption is that all solvent insurance carriers remain solvent. Although coverage limits are resolved in the coverage-in-place agreement with Equitas Limited (Equitas) and other London companies, which collectively provide a significant portion of Ashland's insurance coverage for asbestos claims, there is a disagreement with these companies over the timing of recoveries. The resolution of this disagreement could have a material effect on the value of insurance recoveries from those companies. In estimating the value of future recoveries, Ashland has used the least favorable interpretation of this agreement under which the ultimate recoveries are extended for many years, resulting in a significant discount being applied to value those recoveries. Ashland will continue to apply this methodology until such time as the disagreement is resolved. On July 21, 2004, Ashland filed a demand for arbitration to resolve the dispute concerning the interpretation of this agreement.

         At March 31, 2005, Ashland's receivable for recoveries of litigation defense and claim settlement costs from its insurers amounted to $411 million, of which $53 million relates to costs previously paid. Receivables from insurance companies amounted to $435 million at September 30, 2004 and $426 million at March 31, 2004. About 35% of the estimated receivables from insurance companies at March 31, 2005, are expected to be due from Equitas and other London companies. Of the remainder, approximately 90% is expected to come from companies or groups that are rated A or higher by A.M. Best.

         Environmental proceedings

         Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At March 31, 2005, such locations included 91 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, approximately 130 current and former operating facilities (including certain operating facilities conveyed to MAP) and about 1,220 service station properties. Ashland's reserves for environmental remediation amounted to $157 million at March 31, 2005, compared to $152 million at September 30, 2004 and $169 million at March 31, 2004. Such amounts reflect Ashland's estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.

         Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland's ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying

-------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE G - LITIGATION, CLAIMS AND CONTINGENCIES (continued)

         costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites. Ashland regularly adjusts its reserves as environmental remediation continues. Environmental remediation expense amounted to $13 million for the six months ended March 31, 2005, compared to $9 million for the six months ended March 31, 2004, and annual expense of $2 million in 2004, $22 million in 2003 and $30 million in 2002.

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


----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

----------------------------------------------------------------------------------------------------------------------------------
                                                                                 Three months ended          Six months ended
                                                                                      March 31                   March 31
                                                                               -----------------------    ------------------------

(In millions)                                                                       2005         2004          2005          2004
----------------------------------------------------------------------------------------------------------------------------------

REVENUES
    Sales and operating revenues
       APAC                                                                    $     388    $     408     $   1,000    $    1,058
       Ashland Distribution                                                          956          788         1,851         1,485
       Ashland Specialty Chemical                                                    434          329           833           652
       Valvoline                                                                     323          324           633           614
       Intersegment sales
          Ashland Distribution                                                        (5)          (4)          (11)           (9)
          Ashland Specialty Chemical                                                 (33)         (19)          (66)          (38)
          Valvoline                                                                   (1)          (1)           (1)           (1)
                                                                               ----------   ----------    ----------   -----------
                                                                                   2,062        1,825         4,239         3,761
    Equity income
       APAC                                                                            1            3             3             8
       Ashland Specialty Chemical                                                      2            2             4             4
       Valvoline                                                                       -            -             -            (1)
       Refining and Marketing                                                         66           13           208            45
                                                                               ----------   ----------    ----------   -----------
                                                                                      69           18           215            56
    Other income
       APAC                                                                            3            7             5            11
       Ashland Distribution                                                            3            2             5             7
       Ashland Specialty Chemical                                                      9            3            18             5
       Valvoline                                                                       2            -             3             1
       Refining and Marketing                                                          -           (4)            2            (5)
       Corporate                                                                       1            1             2             3
                                                                               ----------   ----------    ----------   -----------
                                                                                      18            9            35            22
                                                                               ----------   ----------    ----------   -----------
                                                                               $   2,149    $   1,852     $   4,489    $    3,839
                                                                               ==========   ==========    ==========   ===========
OPERATING INCOME
    APAC                                                                       $     (46)   $     (33)    $     (40)   $       (2)
    Ashland Distribution                                                              34           19            59            32
    Ashland Specialty Chemical                                                        39           19            61            42
    Valvoline                                                                         24           24            42            45
    Refining and Marketing (1)                                                        61            2           197            27
    Corporate                                                                        (26)         (21)          (53)          (42)
                                                                               ----------   ----------    ----------   -----------
                                                                               $      86    $      10     $     266    $      102
                                                                               ==========   ==========    ==========   ===========


----------------------------------------------------------------------------------------------------------------------------------
(1)    Includes Ashland's equity income from MAP, amortization related to Ashland's excess investment in MAP, and other activities associated with refining and marketing.


-----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   Three months ended         Six months ended
                                                                                        March 31                  March 31
                                                                                 -----------------------   ------------------------
                                                                                    2005         2004         2005          2004
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING INFORMATION
APAC
    Construction backlog at March 31 (millions) (1)                                                      $   2,135     $   1,897
    Net construction job revenues (millions) (2)                               $     198    $     207    $     542     $     573
    Hot-mix asphalt production (million tons)                                        3.7          4.4         11.5          12.9
    Aggregate production (million tons)                                              6.5          6.1         14.3          12.9
Ashland Distribution (3)
    Sales per shipping day (millions)                                          $    15.4    $    12.3    $    14.9     $    11.8
    Gross profit as a percent of sales                                               9.8%         9.7%         9.7%         9.7%
Ashland Specialty Chemical (3)
    Sales per shipping day (millions)                                          $     7.0    $     4.8    $     6.7     $     5.0
    Gross profit as a percent of sales                                              26.7%        29.5%        25.5%        29.7%
Valvoline
    Lubricant sales (million gallons)                                               42.2         47.5         83.3          91.3
    Premium lubricants (percent of U.S. branded volumes)                            24.1%        21.4%        23.0%        20.4%
Refining and Marketing (4)
    Refinery runs (thousand barrels per day)
       Crude oil refined                                                             922          789          949           844
       Other charge and blend stocks                                                 171          196          186           190
    Refined product yields (thousand barrels per day)
       Gasoline                                                                      576          552          611           582
       Distillates                                                                   292          235          310           266
       Asphalt                                                                        72           57           76            63
       Other                                                                         168          155          154           135
                                                                                 --------     --------      -------      --------
       Total                                                                       1,108          999        1,151         1,046
    Refined product sales (thousand barrels per day) (5)                           1,370        1,307        1,392         1,331
    Refining and wholesale marketing margin (per barrel) (6)                   $    2.88    $    1.44    $    3.47     $    1.58
    Speedway SuperAmerica (SSA)
       Retail outlets at March 31                                                                            1,659         1,773
       Gasoline and distillate sales (million gallons)                               745          763        1,538         1,569
       Gross margin - gasoline and distillates (per gallon)                    $   .1058    $   .1145    $   .1141     $   .1145
       Merchandise sales (millions)                                            $     560    $     521    $   1,141     $   1,068
       Merchandise margin (as a percent of sales)                                   25.6%        25.3%        25.2%         25.1%
----------------------------------------------------------------------------------------------------------------------------------
(1)    Includes APAC's proportionate share of the backlog of unconsolidated joint ventures.
(2)    Total construction job revenues, less subcontract costs.
(3)    Sales are defined as sales and operating revenues.  Gross profit is defined as sales and operating revenues, less cost of sales and operating expenses.
(4)    Amounts represent 100% of MAP's operations, in which Ashland owns a 38% interest.
(5)    Total average daily volume of all refined product sales to MAP's wholesale, branded and retail (SSA) customers.
(6)    Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation.


ITEM  2.   MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

-------------------------------------------------------------------------------
RESULTS OF OPERATIONS

         CURRENT QUARTER - Ashland reported net income of $33 million for the quarter ended March 31, 2005, compared to a net loss of $16 million for the quarter ended March 31, 2004. Ashland's income from continuing operations amounted to $33 million for the quarter ended March 31, 2005, compared to a loss of $11 million for the quarter ended March 31, 2004. Results from discontinued operations, consisting of charges for asbestos liabilities, accounted for the difference in net income and income from continuing operations for the 2004 period.

         Normal seasonality makes the March quarter Ashland's most difficult earnings period. The improved results reflect a sharp increase in operating income from refining and marketing and a 56% increase in operating income from the Chemical Sector, which consists of the Ashland Distribution, Ashland Specialty Chemical, and Valvoline divisions. However, the Transportation Construction Sector, which consists of Ashland Paving And Construction, Inc. (commercially known as APAC), experienced a larger operating loss due to lower production resulting from poor weather conditions.

         YEAR-TO-DATE - Ashland reported net income of $126 million for the six months ended March 31, 2005, compared to $17 million for the six months ended March 31, 2004. Ashland's income from continuing operations amounted to $126 million for the six months ended March 31, 2005, compared to $27 million for the six months ended March
         31, 2004. Results from discontinued operations, consisting primarily of charges for asbestos liabilities, accounted for the difference in net income and income from continuing operations for the 2004 period.

         Ashland's record income from continuing operations for the six months ended March 31, 2005, resulted primarily from the dramatic improvement from refining and marketing and a 36% increase in operating income from the Chemical Sector. However, the Transportation Construction Sector experienced a larger operating loss due to lower production resulting from poor weather conditions. An analysis of operating income by industry segment follows.

         APAC

         CURRENT QUARTER - APAC reported an operating loss of $46 million for the March 2005 quarter, compared to a loss of $33 million for the March 2004 quarter. The March quarter is typically the most difficult for APAC. The increased loss reflects lower production, driven primarily by poor weather conditions in APAC's operating area, and higher hydrocarbon costs. Net construction job revenues (total construction job revenues less subcontract costs) decreased 4% from the prior year period. Production of hot-mix asphalt decreased 16%, while liquid asphalt costs increased 12%. Higher equipment and plant fuel costs contributed $4 million to the decline in operating results. Equity income from APAC's joint venture project at Atlanta's Hartsfield Airport declined $2 million as that project nears completion. On the positive side, aggregate production, which is less affected by weather, increased 7%, due in part to the opening of a new quarry in Naples, Florida. During the quarter, APAC won two major highway construction jobs in Tennessee and Florida totaling $135 million. At March 31, APAC's construction backlog, which consists of work awarded and funded but not yet performed, was a record $2.1 billion.

-------------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

-------------------------------------------------------------------------------
         APAC (continued)

         YEAR-TO-DATE - APAC reported an operating loss of $40 million for the six months ended March 31, 2005, compared to a loss of $2 million for the six months ended March 31, 2004. The decline was due to the same factors described in the current quarter comparison. Net construction job revenues decreased 5% from the prior year period. Production of hot-mix asphalt decreased 11%, while liquid asphalt costs increased 10%. Higher equipment and plant fuel costs contributed $8 million to the decline in operating results. Equity income from APAC's joint venture project at Atlanta's Hartsfield Airport declined $5 million as that project nears completion. On the positive side, aggregate production, which is less affected by weather, increased 11%, due in part to the opening of a new quarry in Naples, Florida.

         Ashland Distribution

         CURRENT QUARTER - Ashland Distribution achieved its second consecutive all-time record quarter, with operating income of $34 million for the March 2005 quarter, up 79% over the $19 million reported for the March 2004 quarter. Sales revenues were up 21% due to the division's ability to pass through price increases. Gross profit as a percent of sales improved to 9.8%, compared to 9.7% in the prior year quarter. Ashland Distribution is building solid momentum for continued growth by creating consistent processes, sustaining a low-cost model and delivering value to its customers.

         YEAR-TO-DATE - Ashland Distribution achieved all-time record operating income of $59 million for the six months ended March 31, 2004, up 84% over the $32 million reported for the same period a year ago. The increase reflects the same factors described in the current quarter comparison. Sales revenues increased 25% and gross profit as a percent of sales remained constant at 9.7%.

         Ashland Specialty Chemical

         CURRENT QUARTER - Ashland Specialty Chemical achieved an all-time record quarter, with operating income of $39 million for the March 2005 quarter, up 105% over the $19 million reported for the March 2004 quarter. The improvement reflects increased operating income from both the thermoset resins and water technologies businesses. Sales revenues grew by 32% due in part to an 8% increase in thermoset resin volumes. Partial recovery of margins during the quarter and the sale of an idle plant in Plaquemine, La., which resulted in a pre-tax gain of $7 million, also contributed to the division's record performance. Results of the domestic thermoset businesses included four additional shipping days in the March 2004 quarter, reflecting a move to a calendar month end for revenue recognition, which increased revenues by $9 million and operating income by $4 million for that period.

         YEAR-TO-DATE - Ashland Specialty Chemical reported operating income of $61 million for the six months ended March 31, 2005, compared to $42 million for the six months ended March 31, 2004, reflecting improvements in both the thermoset resins and water technologies businesses. The 2005 period included approximately $4 million in net, non-recurring gains principally related to the termination of a product supply contract in the December 2004 quarter, in addition to the $7 million pre-tax gain on the sale of the idle plant in the March 2005 quarter. Although sales and operating revenues were up 28%, reflecting in part an 8% increase in sales volumes for the thermoset resins businesses, gross profit as a percent of sales declined from 29.7% to 25.5%. Tightness in certain petrochemical markets caused raw material costs to escalate at a faster pace than could be recovered through increased selling prices.

-------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

-------------------------------------------------------------------------------

         Valvoline

         CURRENT QUARTER - Operating income from the Valvoline division was $24 million in the March 2005 quarter, essentially even with the record achieved in the March 2004 quarter. Price increases enabled Valvoline to maintain profits despite softer volumes and high raw material costs. While U.S.-branded lubricant sales volumes declined 7%, premium lubricant sales volumes increased by 5%.

         YEAR-TO-DATE - Operating income from the Valvoline division was $42 million for the six months ended March 31, 2005, compared to
         $45 million for the six months ended March 31, 2004. The decline was primarily due to a 7% decrease in branded lubricant sales volumes. Partially offsetting this decrease was a 4% increase in premium lubricant sales volumes and a 26% improvement in international results, primarily in Europe and Latin America.

         Refining and Marketing

         CURRENT QUARTER - Operating income from Refining and Marketing, which consists primarily of equity income from Ashland's 38% ownership interest in MAP, amounted to $61 million for the quarter ended March 31, 2005, compared to $2 million for the March 2004 quarter. Equity income from MAP's refining and wholesale marketing operations increased $51 million, reflecting greater discounts on high-sulfur crude oil and increased refinery throughputs due to less planned maintenance. Crude oil throughput was 17% higher than during the March 2004 quarter. MAP's refining and wholesale marketing margin increased to $2.88 per barrel, compared to $1.44 in the March 2004 quarter. During the March 2005 quarter, MAP realized a $12 million loss and recorded a $61 million mark-to-market charge for crack spread derivative contracts. MAP also recorded a $73 million in-transit crude oil charge during the March 2005 quarter. These items reduced Ashland's equity income from MAP's refining and wholesale marketing operations by $55 million. Equity income from MAP's retail operations (Speedway SuperAmerica and a 50% interest in the Pilot Travel Centers joint venture) increased $3 million, reflecting higher merchandise sales volumes and margins. Equity income from MAP's transportation operations increased $5 million, reflecting increased revenues.

         YEAR-TO-DATE - Operating income from Refining and Marketing amounted to $197 million for the six months ended March 31, 2005, compared to $27 million for the six months ended March 31, 2004. Equity income from MAP's refining and wholesale marketing operations increased $153 million, reflecting the same factors described in the current quarter comparison. MAP's refining and wholesale marketing margin increased $1.89 per barrel and crude oil throughput increased 12% compared to the prior year period. Equity income from MAP's retail operations increased $14 million, reflecting higher merchandise sales and margins for SSA, and higher product volumes and margins and higher merchandise volumes for PTC. Equity income from MAP's transportation operations increased $4 million, reflecting increased revenues.

         On April 28, 2005, Ashland announced that it had amended its agreement to transfer its 38-percent interest in MAP and two other businesses to Marathon Oil Corporation. Under the amended agreement, Ashland's interest in these businesses is valued at approximately $3.7 billion compared to approximately $3 billion in the earlier agreement, with substantially all the increase in value going directly to Ashland's shareholders in the form of Marathon stock. In addition, Marathon has agreed to pay the first $200 million of any Section 355(e) tax, if any, as compared to the prior agreement where Ashland bore full responsibility for any
         Section 355(e) tax. The transaction is expected to be tax free to Ashland's shareholders and tax efficient to Ashland. The two other businesses are Ashland's maleic anhydride business and 60 Valvoline Instant Oil Change (VIOC) centers in Michigan and northwest Ohio, which are valued at $94 million.

-------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

-------------------------------------------------------------------------------
         Refining and Marketing (continued)

         Under the terms of the amended agreement, Ashland's shareholders will receive Marathon common stock with an aggregate value of $915 million. Based on the number of shares outstanding on March 31, 2005, shareholders would receive $12.56 in Marathon stock per Ashland share. Ashland will receive cash and MAP accounts receivable totaling $2.8 billion. In addition, MAP has not made quarterly cash distributions to Ashland and Marathon since March 18, 2004, and such distributions will continue to be suspended until the closing of the transaction. As a result, the final amount of cash to be received by Ashland will be increased by an amount equal to 38 percent of the cash accumulated from operations during the period prior to closing. At March 31, 2005, Ashland's share of this accumulated cash was $560 million.

         The transaction is subject to, among other things, approval by Ashland's shareholders, consent from public debt holders, finalization of the closing agreement with the Internal Revenue Service and customary antitrust review. Ashland and Marathon have agreed to use their reasonable best efforts to complete the transaction by June 30, 2005, with the termination date for the transaction extended to September 30, 2005.

         Corporate

         Corporate expenses amounted to $26 million in the quarter ended March 31, 2005, compared to $21 million in the March 2004 quarter. The increase reflects a $5 million loss recognized on a foreign-currency-denominated prepaid royalty payment received in 2002. Corporate expenses amounted to $53 million for the six months ended March 31, 2005, compared to $42 million for the six months ended March 31, 2004. In addition to the loss on the prepaid royalty, the December 2004 quarter included a $7 million charge for estimated future obligations to make certain insurance premium payments related to past loss experience.

         Net interest and other financial costs

         Net interest and other financial costs amounted to $29 million in both the March 2005 and March 2004 quarters. For the six months ended March 31, 2005, net interest and other financial costs amounted to $61 million, compared to $59 million for the six months ended March 31, 2004. The increase reflects a $2 million loss in the December 2004 quarter on the early retirement of a capitalized lease obligation.

         Discontinued operations

         As  described  in  Notes  B and G to  the  Condensed  Consolidated
         Financial Statements, Ashland's results from discontinued operations include charges associated with estimated future asbestos liabilities less probable insurance recoveries. Such amounts are summarized below.


------------------------------------------------------------------------------------------------------------------------
                                                                        Three months ended          Six months ended
                                                                             March 31                   March 31
                                                                      ------------------------   -----------------------
 (In millions)                                                              2005         2004         2005         2004
------------------------------------------------------------------------------------------------------------------------
Pretax income (loss) from discontinued operations
      Reserves for asbestos-related litigation                        $       -    $       (7)   $       -    $     (15)
      Loss on disposal of Electronic Chemicals                                -             -            -           (1)
Income taxes
      Reserves for asbestos-related litigation                                -             2            -            6
      Loss on disposal of Electronic Chemicals                                -             -            -            -
                                                                      ----------   -----------   ----------   ----------
Results from discontinued operations (net of income taxes)            $       -    $       (5)   $       -    $     (10)
                                                                      ==========   ===========   ==========   ==========

                                    19

-------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

-------------------------------------------------------------------------------

FINANCIAL POSITION

         Liquidity

         Cash flows from operations, a major source of Ashland's liquidity, amounted to a deficit of $238 million for the six months ended March 31, 2005, compared to positive cash flows of $58 million for the six months ended March 31, 2004. Ashland received no cash distributions from MAP in the 2005 period, compared to distributions of $146 million in the 2004 period. Pursuant to the terms of the agreement entered into between Ashland and Marathon, MAP has not made quarterly cash distributions to Ashland and Marathon since March 18, 2004, and such distributions will continue to be suspended until the closing of the transaction. As a result, the final amount of cash to be received by Ashland will be increased by an amount equal to 38 percent of the cash accumulated from operations during the period prior to closing. At March 31, 2005, Ashland's share of this accumulated cash was $560 million. Also impacting cash flows from operations, Ashland has made $173 million in net federal tax payments in the 2005 period, compared to $30 million in the 2004 period.

         Ashland's financial position has enabled it to obtain capital for its financing needs and to maintain investment grade ratings on its senior debt of Baa2 from Moody's and BBB from Standard & Poor's (S&P). On April 29, 2005, following the announcement of the amendment to the agreement whereby Ashland would transfer its interest in MAP to Marathon, Moody's announced it would likely cut Ashland's senior debt rating to Ba1, the highest non-investment grade rating. Ratings downgrades below investment grade can significantly increase a company's borrowing costs. In December 2004, S&P raised Ashland's commercial paper rating to A-2 from A-3, increasing the availability of the commercial paper market to Ashland. Moody's continues to rate Ashland's commercial paper at P-3. Ashland has two revolving credit agreements providing for up to $650 million in borrowings. The agreement providing for up to $350 million in borrowings expires on March 21, 2010. The agreement providing for up to $300 million in borrowings expires on March 20, 2006. Ashland has utilized the latter facility to fund currently maturing long-term debt, the early retirement of a capital lease, and certain other lease payments, and had $228 million outstanding under this facility at March 31, 2005. While the revolving credit agreements contain covenants limiting new borrowings based on Ashland's stockholders' equity, these agreements would have permitted an additional $2.4 billion of borrowings at March 31, 2005. Additional permissible borrowings are increased (decreased) by 150% of any increase (decrease) in stockholders' equity.

         At March 31, 2005,  working capital (excluding debt due within one year) amounted to $949 million, compared to $926 million at September 30, 2004, and $768 million at March 31, 2004. Ashland's working capital is affected by its use of the LIFO method of inventory valuation. That method valued inventories below their replacement costs by $119 million at March 31, 2005, compared to $95 million at September 30, 2004, and $81 million at March 31, 2004. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 69% of current liabilities at March 31, 2005, compared to 84% at September 30, 2004, and 89% at March 31, 2004.

         Capital resources

         For the six months ended March 31, 2005, property additions amounted to $127 million, compared to $86 million for the same period last year. Ashland anticipates meeting its remaining 2005 capital requirements for property additions of approximately $150 million, excluding any buyouts of current leases, and dividends of approximately $40 million, from internally generated funds, supplemented by short-term borrowings or proceeds from the MAP transaction as necessary.

-------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

-------------------------------------------------------------------------------

         Capital resources (continued)

         In 2004, Ashland initiated a multi-year SAP enterprise resource planning (ERP) project that is expected to be implemented world-wide across Ashland's Chemical Sector to achieve increased efficiency and effectiveness in supply chain, financial, and environmental, health and safety processes. Overall costs for this project through 2007 are expected to total approximately $90 million, of which approximately $80 million will be capitalized, including $25 million of capitalized costs expected to be spent in 2005. While extensive planning is underway to support a smooth implementation of the ERP system, such implementations carry substantial project risk, including the potential for business interruption and associated adverse impacts on operating results.

         Ashland's debt level amounted to $1.81 billion at March 31, 2005, compared to $1.55 billion at September 30, 2004, and $1.56 billion at March 31, 2004. Debt as a percent of capital employed amounted to 38.5% at March 31, 2005, compared to 36.4% at September 30, 2004, and 40.1% at March 31, 2004. At March 31, 2005, Ashland's
         debt included $507 million of floating-rate obligations, including $478 million of short-term debt and $29 million of long-term debt, and the interest rates on an additional $122 million of fixed-rate, medium-term notes were effectively converted to floating rates through interest rate swap agreements. In addition, Ashland's costs under its sale of receivables program and various operating leases are based on the floating-rate interest costs on $186 million of third-party debt underlying those transactions. As a result, Ashland was exposed to short-term interest rate fluctuations on $815 million of debt obligations at March 31, 2005.

ASBESTOS-RELATED LITIGATION AND ENVIRONMENTAL REMEDIATION

         For a discussion of Ashland's asbestos-related litigation and environmental remediation matters, see Note G to the Condensed Consolidated Financial Statements.

FORWARD LOOKING STATEMENTS

         Management's Discussion and Analysis contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include those that refer to Ashland's operating performance, earnings, benefits expected to be obtained through the SAP ERP implementation and expectations about the MAP transaction. Although Ashland believes its expectations are based on reasonable assumptions, it cannot assure the expectations reflected herein will be achieved. These forward-looking statements are based upon internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, weather, operating efficiencies and economic conditions, such as prices, supply and demand, cost of raw materials, and legal proceedings and claims (including environmental and asbestos matters) and are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from those we describe in the forward-looking statements. The risks, uncertainties, and assumptions include the risks associated with the ERP implementation, including the potential for business interruption and associated adverse impacts on operating results; the possibility that Ashland will be unable to fully realize the benefits anticipated from the MAP transaction; the possibility the transaction may not close including as a result of failure to finalize the closing agreement with the Internal Revenue Service or failure of Ashland to obtain the approval of its shareholders; the possibility that Ashland may be required to modify some aspect of the transaction to obtain regulatory approvals; and other risks that are described from time to time in the Securities and Exchange Commission (SEC) reports of Ashland. Other factors and risks affecting Ashland are contained in Risks and Uncertainties in Note A to the Consolidated Financial Statements in Ashland's annual report on Form 10-K, as amended, for the fiscal year ended September 30, 2004. Ashland undertakes no obligation to subsequently update or revise these forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Ashland's market risk exposure at March 31, 2005 is generally consistent with the types and amounts of market risk exposures presented in Ashland's Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2004.

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

     The majority of lawsuits filed involve multiple plaintiffs and multiple defendants, with the number of defendants in many cases exceeding
100. The monetary damages sought in the asbestos-related complaints that have been filed in state or federal courts vary as a result of jurisdictional requirements and practices, though the vast majority of these complaints either do not specify monetary damages sought or merely recite that the monetary damages sought meet or exceed the required jurisdictional minimum in which the complaint was filed. Plaintiffs have asserted specific dollar claims for damages in approximately 5% of the 50,900 active lawsuits pending as of March 31, 2005. In these active lawsuits, less than 0.2% of the active lawsuits involve claims between $0 and $100,000; approximately 1.6% of the active lawsuits involve claims between $100,000 and $1 million; less than 1% of the active lawsuits involve claims between $1 million and $5 million; less than 0.2% of the active lawsuits involve claims between $5 million and $10 million; approximately 2% of the active lawsuits involve claims between $10 million and $15 million; and less than 0.02% of the active lawsuits involve claims between $15 million and $100 million. The variability of requested damages, coupled with the actual experience of resolving claims over an extended period, demonstrates that damages requested in any particular lawsuit or complaint bear little or no relevance to the merits or disposition value of a particular case. Rather, the amount potentially recoverable by a specific plaintiff or group of plaintiffs is determined by other factors such as product identification or lack thereof, the type and severity of the disease alleged, the number and culpability of other defendants, the impact of bankruptcies of other companies that are co-defendants in claims, specific defenses available to certain defendants, other potential causative factors and the specific jurisdiction in which the claim is made.

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

     Environmental Proceedings - (1) Under the federal Comprehensive Environmental Response Compensation and Liability Act (as amended) and similar state laws, Ashland may be subject to joint and several liability for clean-up costs in connection with alleged releases of hazardous substances at sites where it has been identified as a "potentially responsible party" ("PRP"). As of March 31, 2005, Ashland had been named a PRP at 91 waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (the "USEPA") or a state agency, in which Ashland is typically participating as a member of a PRP group. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight, and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance.

     For  additional   information  regarding   environmental  matters  and
reserves, see Note G of "Notes to Condensed Consolidated Financial Statements" in this quarterly report on Form 10-Q.

     (2) On May 13, 2002, Ashland entered into a plea agreement with the U.S. Attorney's Office for the District of Minnesota and the U.S. Department of Justice regarding a May 16, 1997, sewer fire at the St. Paul Park, Minnesota refinery, which is now owned by MAP. As part of the plea agreement, Ashland entered guilty pleas to two misdemeanors, paid a $3.5 million fine related to violations of the Clean Air Act ("CAA"), paid $3.55 million as restitution to the employees injured in the fire, and paid $200,000 as restitution to the responding rescue units. Ashland also agreed to complete certain upgrades to the St. Paul Park refinery's process sewers, junction boxes and drains to meet standards established by Subpart QQQ of the New Source Performance Standards of the CAA (the "Refinery Upgrades"). The Refinery Upgrades, completed before 2004, have been acknowledged and accepted by the appropriate agencies.

     In addition, as part of the plea agreement, Ashland entered into a deferred prosecution agreement, wherein prosecution of a separate count of the indictment charging Ashland with violating Subpart QQQ was deferred for four years. The deferred prosecution agreement provided that if Ashland satisfied the terms and conditions of the plea agreement and completed the Refinery Upgrades, the deferred prosecution agreement would terminate and the United States would dismiss that count with prejudice. Ashland satisfied these terms and conditions and the deferred prosecution was dismissed by the court on February 22, 2005.

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

     (3) In 1990, contamination of groundwater at Ashland's former Canton, Ohio, refinery (now owned and operated by MAP) was first identified and reported to Ohio's Environmental Protection Agency ("OEPA"). Since that time, Ashland has voluntarily conducted investigation and remediation activities and regularly communicated with OEPA regarding this matter. Ashland and the state of Ohio have exchanged Consent Order drafts and have met to negotiate the terms of such an order. The state filed a complaint in February 2004, but simultaneously expressed an interest in continuing Consent Order settlement discussions. Following the filing of the complaint, Ashland, OEPA and Ohio's Office of the Attorney General have continued to work to finalize a Consent Order. The state has advised that it will assess a penalty as part of the overall settlement and has made an initial request for $650,000.

     Class Action Lawsuit Related to MAP Transaction - On April 8, 2005, Shiva Singh filed a complaint in the Supreme Court of the State of New York in New York County on behalf of himself and others similarly situated against Ashland, and the individual members of Ashland's Board of Directors. The complaint also names Marathon Oil Corporation ("Marathon"), MAP and Credit Suisse First Boston LLC ("CSFB") as defendants. The action arises out of the proposed transaction announced on March 19, 2004 in which Ashland would transfer its entire 38% interest in MAP as well as certain other businesses to Marathon (the "proposed transaction"). The complaint also alleges breach of fiduciary duty as well as aiding and abetting breach of fiduciary duty and negligence against Ashland, its directors, Marathon and MAP. The complaint also alleges breach of fiduciary duty and negligence as well as aiding and abetting breach of fiduciary duty and negligence against CSFB.

     The complaint seeks to recover from defendants an unstated sum of damages. The complaint also seeks to enjoin the proposed transaction (and any related shareholder vote) between Ashland and Marathon to require defendants to fully disclose all material facts before completion of any such transaction; and to require defendants to obtain a current, independent fairness opinion concerning the proposed transaction. To the extent that the proposed transaction is consummated prior to the entry of the court's final judgment, the complaint asks the court to rescind such transaction(s) and award damages. The complaint also seeks reasonable attorneys' fees, costs and expenses. Ashland believes the lawsuit is without merit.

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

     ITEM 5.  OTHER INFORMATION

     On April 28, 2005, Ashland announced that it has amended its agreement to transfer its 38-percent interest in MAP and two other businesses to Marathon. Under the amended agreement, Ashland's interest in these businesses is valued at approximately $3.7 billion compared to approximately $3 billion in the earlier agreement, with substantially all the increase in value going directly to Ashland's shareholders in the form of Marathon stock. In addition, Marathon has agreed to pay the first $200 million of any Section 355(e) tax, if any, as compared to the prior agreement where Ashland bore full responsibility for any Section 355(e) tax. The transaction is expected to be tax free to Ashland's shareholders and tax efficient to Ashland. The two other businesses are Ashland's maleic anhydride business and 60 Valvoline Instant Oil Change ("VIOC") centers in Michigan and northwest Ohio, which are valued at $94 million.

     Under the terms of the amended agreement, Ashland's shareholders will receive Marathon common stock with an aggregate value of $915 million. Based on the number of shares outstanding on March 31, 2005, shareholders would receive $12.56 in Marathon stock per Ashland share. Ashland will receive cash and MAP accounts receivable totaling $2.8 billion. In addition, MAP has not made quarterly cash distributions to Ashland and Marathon since March 18, 2004, and such distributions will continue to be suspended until the closing of the transaction. As a result, the final amount of cash to be received by Ashland will be increased by an amount equal to 38 percent of the cash accumulated from operations during the period prior to closing. At March 31, 2005, Ashland's share of this accumulated cash was $560 million.

     Under the terms of the earlier agreement, the closing was conditioned on receipt of private letter rulings from the Internal Revenue Service ("IRS") with respect to certain tax issues. Under the terms of the amended agreement, Ashland and Marathon expect to enter into a closing agreement with the IRS that will resolve these tax issues. Under the closing agreement, the retention by Ashland of certain contingent liabilities related to previously-owned businesses will reduce Ashland's tax basis. Ashland estimates this basis reduction may increase any Section 355(e) tax on the transaction by approximately $66 million. Marathon has agreed to pay the first $200 million of any Section 355(e) tax. Ashland would pay up to the next $175 million of Section 355(e) tax, if required. Any remaining
Section 355(e) tax would be shared equally by Ashland and Marathon. Based on the number of Ashland shares outstanding as of March 31, 2005, and Ashland's current estimate of Ashland's tax basis, Ashland expects that it would be required to pay Section 355(e) tax only if Ashland's stock price on the closing date exceeds approximately $74.50 per share.

     Ashland intends to use a substantial portion of the transaction proceeds to retire all or most of its outstanding debt and certain other financial obligations. After payment of these obligations and including Ashland's current estimate of MAP's final cash distribution, Ashland expects to have a net cash position of roughly $1.1 billion.

     The transaction is subject to, among other things, approval by Ashland's shareholders, consent from public debt holders, finalization of the closing agreement with the IRS and customary antitrust review. Ashland and Marathon have agreed to use their reasonable best efforts to complete the transaction by June 30, 2005, with the termination date for the transaction extended to September 30, 2005.

     ITEM 6.  EXHIBITS

(a)      Exhibits

         4 Amendment No. 2 dated as of April 27, 2005, to the Rights Agreement, dated as of May 16, 1996, between Ashland Inc. and the Rights Agent.

         10       Ashland Inc.  Deferred  Compensation  Plan for  Employees
                  (2005), as amended.

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

                                                        Ashland Inc.
                                                ---------------------------
                                                       (Registrant)


         Date:  May 9, 2005                     /s/ J. Marvin Quin
                                                ----------------------------
                                                  J. Marvin Quin
                                                  Senior Vice President and
                                                  Chief Financial Officer (on
                                                  behalf of the Registrant and
                                                  as principal financial
                                                  officer)

                                 EXHIBIT INDEX

        Exhibit
          No.                              Description
        -------       ---------------------------------------------------------

         4 Amendment No. 2 dated as of April 27, 2005, to the Rights Agreement, dated as of May 16, 1996, between Ashland Inc. and the Rights Agent.

         10           Ashland Inc. Deferred Compensation Plan for Employees
                      (2005), as amended.

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